Form 10-Q
period 2018-06-30
People's United Financial, Inc.
filed 2018-08-09
CIK 1378946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 31, 2018, there were 348,637,353 shares of the registrant’s common stock outstanding.

People’s United Financial Inc.

Form 10-Q

Part 1 - Financial Information

Item 1 - Financial Statements

People’s United Financial, Inc.

Consolidated Statements of Condition - (Unaudited)

(in millions)	June 30, 2018	December 31, 2017
Assets
Cash and due from banks	$462.7	$505.1
Short-term investments	253.1	377.5

Total cash and cash equivalents (note 2)	715.8	882.6

Securities (notes 2 and 13):
Trading debt securities, at fair value	8.2	8.2
Equity securities, at fair value	9.9	8.7
Debt securities available-for-sale, at fair value	3,245.1	3,125.3
Debt securities held-to-maturity, at amortized cost (fair value of $3.68 billion and $3.63 billion)	3,718.7	3,588.1
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	342.2	312.3

Total securities	7,324.1	7,042.6

Loans held-for-sale	17.1	16.6

Loans (note 3):
Commercial real estate	10,761.1	11,068.7
Commercial and industrial	8,823.3	8,731.1
Equipment financing	4,103.9	3,905.4

Total Commercial Portfolio	23,688.3	23,705.2

Residential mortgage	6,866.2	6,805.7
Home equity and other consumer	1,957.5	2,064.4

Total Retail Portfolio	8,823.7	8,870.1

Total loans	32,512.0	32,575.3
Less allowance for loan losses	(236.8)	(234.4)

Total loans, net	32,275.2	32,340.9

Goodwill (note 6)	2,435.2	2,411.4
Bank-owned life insurance	407.2	405.0
Premises and equipment, net	246.3	253.0
Other acquisition-related intangible assets (note 6)	138.6	148.6
Other assets (notes 1, 3 and 11)	1,015.0	952.7

Total assets	$44,574.5	$44,453.4

Liabilities
Deposits:
Non-interest-bearing	$8,002.4	$8,002.4
Savings	4,184.9	4,410.5
Interest-bearing checking and money market	14,659.4	15,189.1
Time	5,621.5	5,454.3

Total deposits	32,468.2	33,056.3

Borrowings:
Federal Home Loan Bank advances	3,510.1	2,774.4
Federal funds purchased	855.0	820.0
Customer repurchase agreements	254.9	301.6
Other borrowings	19.1	207.8

Total borrowings	4,639.1	4,103.8

Notes and debentures	888.7	901.6
Other liabilities (notes 1 and 11)	678.3	571.8

Total liabilities	38,674.3	38,633.5

Commitments and contingencies (notes 1 and 8)

Stockholders’ Equity (notes 4, 7 and 13)
Preferred stock ($0.01 par value; 50.0 million shares authorized; 10.0 million shares issued and outstanding at both dates)	244.1	244.1
Common stock ($0.01 par value; 1.95 billion shares authorized; 437.1 million shares and 435.6 million shares issued)	4.4	4.4
Additional paid-in capital	6,040.3	6,012.3
Retained earnings	1,167.9	1,040.2
Unallocated common stock of Employee Stock Ownership Plan, at cost (6.5 million shares and 6.6 million shares)	(133.7)	(137.3)
Accumulated other comprehensive loss	(260.7)	(181.7)
Treasury stock, at cost (89.0 million shares at both dates)	(1,162.1)	(1,162.1)

Total stockholders’ equity	5,900.2	5,819.9

Total liabilities and stockholders’ equity	$44,574.5	$44,453.4

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Income - (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per common share data)	2018	2017	2018	2017
Interest and dividend income:
Commercial real estate	$111.5	$105.3	$218.5	$193.9
Commercial and industrial	90.1	74.1	172.4	138.7
Equipment financing	50.5	31.5	99.4	63.1
Residential mortgage	55.3	52.3	110.0	101.6
Home equity and other consumer	21.4	19.9	42.2	38.3

Total interest on loans	328.8	283.1	642.5	535.6
Securities	45.1	37.9	89.1	74.9
Short-term investments	1.3	0.1	2.5	0.4
Loans held-for-sale	0.2	0.9	0.4	1.6

Total interest and dividend income	375.4	322.0	734.5	612.5

Interest expense:
Deposits	47.3	30.9	88.6	58.0
Borrowings	18.5	8.9	32.7	16.2
Notes and debentures	8.4	7.3	16.2	14.8

Total interest expense	74.2	47.1	137.5	89.0

Net interest income	301.2	274.9	597.0	523.5
Provision for loan losses (note 3)	6.5	7.1	11.9	11.5

Net interest income after provision for loan losses	294.7	267.8	585.1	512.0

Non-interest income:
Bank service charges	24.3	25.0	48.1	48.5
Investment management fees	17.2	16.3	34.9	32.3
Operating lease income	11.2	11.0	21.9	21.2
Commercial banking lending fees	9.4	11.5	19.8	19.7
Insurance revenue	8.3	7.5	18.1	16.6
Cash management fees	7.0	6.5	13.6	12.8
Brokerage commissions	3.2	3.4	6.3	6.4
Net security gains (losses) (note 2)	—	0.1	0.1	(15.6)
Other non-interest income (note 2)	14.3	10.3	22.5	34.4

Total non-interest income	94.9	91.6	185.3	176.3

Non-interest expense:
Compensation and benefits (note 13)	135.0	132.1	275.7	260.0
Occupancy and equipment	40.8	39.8	82.0	78.4
Professional and outside services	20.6	28.1	39.2	43.6
Regulatory assessments	9.9	9.9	20.5	19.5
Operating lease expense	8.7	8.7	17.7	17.5
Amortization of other acquisition-related intangible assets (note 6)	4.9	7.9	10.0	14.2
Other non-interest expense (note 13)	28.7	30.8	47.0	50.2

Total non-interest expense	248.6	257.3	492.1	483.4

Income before income tax expense	141.0	102.1	278.3	204.9
Income tax expense (note 1)	30.8	32.8	60.2	64.8

Net income	110.2	69.3	218.1	140.1
Preferred stock dividend	3.5	3.5	7.0	7.0

Net income available to common shareholders	$106.7	$65.8	$211.1	$133.1

Earnings per common share (note 5):
Basic	$0.31	$0.20	$0.62	$0.42
Diluted	0.31	0.19	0.61	0.41

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Comprehensive Income - (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Net income	$110.2	$69.3	$218.1	$140.1

Other comprehensive (loss) income, net of tax:
Net actuarial loss and prior service credit related to pension and other postretirement plans	1.3	1.0	3.0	1.9
Net unrealized gains and losses on debt securities available-for-sale	(6.6)	6.1	(44.3)	17.4
Amortization of unrealized losses on debt securities transferred to held-to-maturity	0.9	0.5	1.6	1.0
Net unrealized gains and losses on derivatives accounted for as cash flow hedges	(0.5)	(0.3)	(2.0)	0.1

Total other comprehensive (loss) income, net of tax (note 4)	(4.9)	7.3	(41.7)	20.4

Total comprehensive income	$105.3	$76.6	$176.4	$160.5

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Changes in Stockholders’ Equity - (Unaudited)

Six months ended June 30, 2018 (in millions, except per common share data)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallocated ESOP Common Stock	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2017	$244.1	$4.4	$6,012.3	$1,040.2	$(137.3)	$(181.7)	$(1,162.1)	$5,819.9
Net income	—	—	—	218.1	—	—	—	218.1
Total other comprehensive loss, net of tax (note 4)	—	—	—	—	—	(41.7)	—	(41.7)
Cash dividends on common stock ($0.3475 per share)	—	—	—	(118.7)	—	—	—	(118.7)
Cash dividends on preferred stock	—	—	—	(7.0)	—	—	—	(7.0)
Restricted stock and performance-based share awards	—	—	7.4	—	—	—	—	7.4
Employee Stock Ownership Plan common committed to be released (note 7)	—	—	—	(0.3)	3.6	—	—	3.3
Common stock repurchased and retired upon vesting of restricted stock awards	—	—	—	(2.3)	—	—	—	(2.3)
Stock options exercised	—	—	20.6	—	—	—	—	20.6
Transition adjustments related to adoption of new accounting standards (notes 4 and 13)	—	—	—	37.9	—	(37.3)	—	0.6

Balance at June 30, 2018	$244.1	$4.4	$6,040.3	$1,167.9	$(133.7)	$(260.7)	$(1,162.1)	$5,900.2

Six months ended June 30, 2017 (in millions, except per common share data)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallocated ESOP Common Stock	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2016	$244.1	$4.0	$5,446.1	$949.3	$(144.6)	$(195.0)	$(1,162.0)	$5,141.9
Net income	—	—	—	140.1	—	—	—	140.1
Total other comprehensive income, net of tax (note 4)	—	—	—	—	—	20.4	—	20.4
Common stock issued in Suffolk Bancorp acquisition	—	0.2	484.6	—	—	—	—	484.8
Cash dividends on common stock ($0.3425 per share)	—	—	—	(111.0)	—	—	—	(111.0)
Cash dividends on preferred stock	—	—	—	(7.0)	—	—	—	(7.0)
Restricted stock and performance-based share awards	—	—	6.3	—	—	—	(0.1)	6.2
Employee Stock Ownership Plan common committed to be released (note 7)	—	—	—	(0.4)	3.6	—	—	3.2
Common stock repurchased and retired upon vesting of restricted stock awards	—	—	—	(3.2)	—	—	—	(3.2)
Stock options exercised	—	0.1	28.0	—	—	—	—	28.1

Balance at June 30, 2017	$244.1	$4.3	$5,965.0	$967.8	$(141.0)	$(174.6)	$(1,162.1)	$5,703.5

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Cash Flows - (Unaudited)

	Six Months Ended June 30,
(in millions)	2018	2017
Cash Flows from Operating Activities:
Net income	$218.1	$140.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	18.0	19.4
Expense related to operating leases	17.7	17.5
Provision for loan losses	11.9	11.5
Expense related to share-based awards	10.2	9.5
Amortization of other acquisition-related intangible assets	10.0	14.2
Employee Stock Ownership Plan common stock committed to be released	3.3	3.2
Net security (gains) losses	(0.1)	15.6
Net gains on sales of residential mortgage loans	(0.5)	(1.6)
Originations of loans held-for-sale	(75.6)	(143.4)
Proceeds from sales of loans held-for-sale	75.6	157.8
Net increase in trading debt securities	—	(1.0)
Excess income tax benefits from stock option exercises	1.1	1.2
Net changes in other assets and other liabilities	(15.5)	(33.9)

Net cash provided by operating activities	274.2	210.1

Cash Flows from Investing Activities:
Proceeds from principal repayments and maturities of debt securities available-for-sale	223.5	325.5
Proceeds from sales of debt securities available-for-sale	0.5	478.0
Proceeds from principal repayments and maturities of debt securities held-to-maturity	89.4	62.6
Purchases of debt securities available-for-sale	(412.4)	(52.2)
Purchases of debt securities held-to-maturity	(213.1)	(773.7)
Net purchases of Federal Reserve Bank stock	(0.5)	(5.6)
Net (purchases) redemptions of Federal Home Loan Bank stock	(29.4)	9.9
Proceeds from sales of loans	2.9	7.5
Loan disbursements, net of principal collections	122.7	(262.0)
Purchases of premises and equipment	(11.0)	(4.7)
Purchases of leased equipment	(21.8)	(12.1)
Proceeds from sales of real estate owned	5.0	6.0
Return of premium on bank-owned life insurance, net	0.3	1.2
Net cash (paid) acquired in acquisitions	(35.8)	174.0

Net cash used in investing activities	(279.7)	(45.6)

Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(588.1)	101.5
Net increase in borrowings with terms of three months or less	753.9	13.9
Repayments of borrowings with terms of more than three months	(216.6)	(0.1)
Repayment of notes and debentures	—	(125.0)
Cash dividends paid on common stock	(118.7)	(111.0)
Cash dividends paid on preferred stock	(7.0)	(7.0)
Common stock repurchases	(2.3)	(3.2)
Proceeds from stock options exercised	17.8	24.8
Contingent consideration payments	(0.3)	(0.3)

Net cash used in financing activities	(161.3)	(106.4)

Net (decrease) increase in cash, cash equivalents and restricted cash	(166.8)	58.1
Cash, cash equivalents and restricted cash at beginning of period	882.6	614.1

Cash, cash equivalents and restricted cash at end of period	$715.8	$672.2

Supplemental Information:
Interest payments	$133.4	$86.3
Income tax payments	25.5	26.3
Unsettled purchases of securities	17.6	84.0
Real estate properties acquired by foreclosure	3.9	5.4
Assets acquired and liabilities assumed in acquisitions
Non-cash assets, excluding goodwill and other acquisition-related intangibles	69.1	1,908.8
Liabilities	1.4	1,896.4
Common stock issued in Suffolk Bancorp acquisition	—	484.8

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

Note 1 to People’s United’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2017, as supplemented by the Quarterly Report for the period ended March 31, 2018 and this Quarterly Report for the period ended June 30, 2018, provides disclosure of People’s United’s significant accounting policies.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Affordable housing investments, including all legally binding commitments to fund future investments, are included in other assets in the Consolidated Statements of Condition ($285.0 million and $250.7 million at June 30, 2018 and December 31, 2017, respectively). Included in other liabilities in the Consolidated Statements of Condition is a liability for all legally binding unfunded commitments to fund future investments ($118.0 million and $99.6 million at those dates). The cost of the Company’s investments is amortized on a straight-line basis over the period during which the related federal income tax credits are realized (generally ten years). Amortization expense, which is included as a component of income tax expense, totaled $4.9 million and $4.1 million for the three months ended June 30, 2018 and 2017, respectively, and $9.2 million and $8.1 million for the six months ended June 30, 2018 and 2017, respectively.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) have been omitted or condensed. As a result, the accompanying consolidated financial statements should be read in conjunction with People’s United’s Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results of operations that may be expected for the entire year or any other interim period.

On June 27, 2018, the Bank completed its all-cash acquisition of Vend Lease Company (“Vend Lease”), a Baltimore-based equipment finance company. In connection with the transaction, the Bank acquired a lease and loan portfolio totaling approximately $68 million.

Pending Acquisition

On June 19, 2018, People’s United announced the signing of a definitive agreement to acquire First Connecticut Bancorp, Inc. (“First Connecticut”) based in Farmington, Connecticut. Under the terms of the definitive agreement, each share of First Connecticut common stock will be converted into the right to receive 1.725 shares of People’s United common stock, with a total transaction value, as of June 30, 2018, of approximately $500 million. At June 30, 2018, First Connecticut reported total assets of $3.3 billion and total deposits of $2.4 billion and operates 25 branch locations throughout central Connecticut and western Massachusetts.

The transaction, which is expected to close during the fourth quarter of 2018, is subject to regulatory approvals and the approval of First Connecticut shareholders. People’s United shareholder approval is not required for the transaction.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

NOTE 2. CASH AND CASH EQUIVALENTS AND SECURITIES

At December 31, 2017, cash and due from banks included restricted cash totaling $13.8 million (none at June 30, 2018) relating to one remaining securitization (which was repaid in June 2018) assumed in the acquisition of LEAF Commercial Capital, Inc. Included in short-term investments are interest-bearing deposits at the Federal Reserve Bank of New York (the “FRB-NY”) totaling $230.3 million at June 30, 2018 and $340.4 million at December 31, 2017. These deposits represent an alternative to overnight federal funds sold and had yields of 1.95% and 1.50% at June 30, 2018 and December 31, 2017, respectively.

The amortized cost, gross unrealized gains and losses, and fair value of People’s United’s debt securities available-for-sale and debt securities held-to-maturity are as follows:

As of June 30, 2018 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale:
U.S. Treasury and agency	$684.7	$—	$(28.4)	$656.3
GSE (1) mortgage-backed securities	2,657.7	2.7	(71.6)	2,588.8

Total debt securities available-for-sale	$3,342.4	$2.7	$(100.0)	$3,245.1

Debt securities held-to-maturity:
State and municipal	$2,196.6	$29.3	$(22.2)	$2,203.7
GSE mortgage-backed securities	1,454.7	—	(49.6)	1,405.1
Corporate	65.9	0.4	(0.4)	65.9
Other	1.5	—	—	1.5

Total debt securities held-to-maturity	$3,718.7	$29.7	$(72.2)	$3,676.2

(1)	Government sponsored enterprise

As of December 31, 2017 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale:
U.S. Treasury and agency	$687.1	$—	$(18.3)	$668.8
GSE mortgage-backed securities	2,477.8	7.4	(28.7)	2,456.5

Total debt securities available-for-sale	$3,164.9	$7.4	$(47.0)	$3,125.3

Debt securities held-to-maturity:
State and municipal	$2,060.4	$64.5	$(4.6)	$2,120.3
GSE mortgage-backed securities	1,474.9	0.3	(15.4)	1,459.8
Corporate	51.3	0.8	—	52.1
Other	1.5	—	—	1.5

Total debt securities held-to-maturity	$3,588.1	$65.6	$(20.0)	$3,633.7

At June 30, 2018 and December 31, 2017, debt securities available-for-sale with fair values of $1.95 billion and $1.94 billion, respectively, and debt securities held-to-maturity with amortized costs of $1.29 billion and $1.37 billion, respectively, were pledged as collateral for public deposits and for other purposes.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following table is a summary of the amortized cost and fair value of debt securities as of June 30, 2018, based on remaining period to contractual maturity. Information for GSE mortgage-backed securities is based on the final contractual maturity dates without considering repayments and prepayments.

	Available-for-Sale		Held-to-Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury and agency:
Within 1 year	$6.0	$6.1	$—	$—
After 1 but within 5 years	627.9	602.3	—	—
After 5 but within 10 years	50.8	47.9	—	—

Total	684.7	656.3	—	—

GSE mortgage-backed securities:
After 1 but within 5 years	36.7	36.2	185.2	180.0
After 5 but within 10 years	917.8	910.3	883.0	851.0
After 10 years	1,703.2	1,642.3	386.5	374.1

Total	2,657.7	2,588.8	1,454.7	1,405.1

State and municipal:
Within 1 year	—	—	23.8	23.8
After 1 but within 5 years	—	—	136.7	139.2
After 5 but within 10 years	—	—	340.8	350.2
After 10 years	—	—	1,695.3	1,690.5

Total	—	—	2,196.6	2,203.7

Corporate:
After 1 but within 5 years	—	—	5.0	5.0
After 5 but within 10 years	—	—	60.9	60.9

Total	—	—	65.9	65.9

Other:
After 1 but within 5 years	—	—	1.5	1.5

Total	—	—	1.5	1.5

Total:
Within 1 year	6.0	6.1	23.8	23.8
After 1 but within 5 years	664.6	638.5	328.4	325.7
After 5 but within 10 years	968.6	958.2	1,284.7	1,262.1
After 10 years	1,703.2	1,642.3	2,081.8	2,064.6

Total	$3,342.4	$3,245.1	$3,718.7	$3,676.2

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

The following tables summarize those debt securities with unrealized losses, segregated by the length of time the securities have been in a continuous unrealized loss position, at the respective dates. Certain unrealized losses totaled less than $0.1 million.

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months Or Longer		Total
As of June 30, 2018 (in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities available-for-sale:
GSE mortgage-backed securities	$1,219.8	$(31.2)	$996.0	$(40.4)	$2,215.8	$(71.6)
U.S. Treasury and agency	153.4	(1.5)	497.9	(26.9)	651.3	(28.4)
Debt securities held-to-maturity:
GSE mortgage-backed securities	1,344.9	(47.5)	60.1	(2.1)	1,405.0	(49.6)
State and municipal	731.4	(11.3)	223.8	(10.9)	955.2	(22.2)
Corporate	34.2	(0.4)	—	—	34.2	(0.4)

Total	$3,483.7	$(91.9)	$1,777.8	$(80.3)	$5,261.5	$(172.2)

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months Or Longer		Total
As of December 31, 2017 (in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities available-for-sale:
GSE mortgage-backed securities	$1,013.5	$(8.7)	$1,114.8	$(20.0)	$2,128.3	$(28.7)
U.S. Treasury and agency	156.0	—	507.7	(18.3)	663.7	(18.3)
Debt securities held-to-maturity:
GSE mortgage-backed securities	1,289.3	(14.7)	45.0	(0.7)	1,334.3	(15.4)
State and municipal	106.2	(0.5)	224.9	(4.1)	331.1	(4.6)

Total	$2,565.0	$(23.9)	$1,892.4	$(43.1)	$4,457.4	$(67.0)

At June 30, 2018, approximately 43% of the 2,131 debt securities owned by the Company, consisting of 125 debt securities classified as available-for-sale and 788 debt securities classified as held-to-maturity, had gross unrealized losses totaling $100.0 million and $72.2 million, respectively. All of the GSE mortgage-backed securities had AAA credit ratings and an average contractual maturity of nine years. The state and municipal securities had an average credit rating of AA and an average maturity of 12 years.

The cause of the gross unrealized losses with respect to all of the debt securities is directly related to changes in interest rates. At this time, management does not intend to sell such securities nor is it more likely than not, based upon available evidence, that management will be required to sell such securities prior to recovery. As such, management believes that all gross unrealized losses within the securities portfolio at June 30, 2018 represent temporary impairments. No other-than-temporary impairment losses were recognized in the Consolidated Statements of Income for the three or six months ended June 30, 2018 or 2017.

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

Effective January 1, 2018, People’s United adopted new accounting guidance that requires equity investments (other than equity method investments) be measured at fair value with changes in fair value recognized in net income (see Note 13). At December 31, 2017, the Company’s securities portfolio included equity securities with an amortized cost of $9.6 million and a fair value of $8.7 million. Accordingly, upon adoption of this guidance, a cumulative-effect transition adjustment, representing the cumulative unrealized loss (net-of-tax) within accumulated other comprehensive income (loss) (“AOCL”), was recorded which served to decrease opening retained earnings by $0.6 million. For the three and six months ended June 30, 2018, People’s United recorded unrealized gains of $0.9 million and $0.8 million, respectively, (included in other non-interest income in the Consolidated Statements of Income) relating to the change in fair value of its equity securities during the respective periods.

The Bank, as a member of the Federal Home Loan Bank (the “FHLB”) of Boston, is currently required to purchase and hold shares of capital stock in the FHLB of Boston (total cost of $160.0 million and $130.0 million at June 30, 2018 and December 31, 2017, respectively) in an amount equal to its membership base investment plus an activity based investment determined according to the Bank’s level of outstanding FHLB advances. As a result of prior acquisitions, the Bank acquired shares of capital stock in the FHLB of New York (total cost of $11.5 million and $12.0 million at June 30, 2018 and December 31, 2017, respectively). Based on the current capital adequacy and liquidity position of both the FHLB of Boston and the FHLB of New York, management believes there is no impairment in the Company’s investment at June 30, 2018 and the cost of the investment approximates fair value.

The Bank, as a member of the Federal Reserve Bank system, is currently required to purchase and hold shares of capital stock in the FRB-NY (total cost of $170.7 million and $170.3 million at June 30, 2018 and December 31, 2017, respectively) in an amount equal to 6% of its capital and surplus. Based on the current capital adequacy and liquidity position of the FRB-NY, management believes there is no impairment in the Company’s investment at June 30, 2018 and the cost of the investment approximates fair value.

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

The Company did not change its application of the accounting policies noted above or its methodology for determining the allowance for loan losses during the six months ended June 30, 2018.

The following table summarizes People’s United’s loans by loan portfolio segment and class:

	June 30, 2018			December 31, 2017
(in millions)	Originated	Acquired	Total	Originated	Acquired	Total
Commercial:
Commercial real estate	$9,879.4	$881.7	$10,761.1	$10,126.6	$942.1	$11,068.7
Commercial and industrial	8,310.0	513.3	8,823.3	8,129.9	601.2	8,731.1
Equipment financing	3,566.8	537.1	4,103.9	3,308.5	596.9	3,905.4

Total Commercial Portfolio	21,756.2	1,932.1	23,688.3	21,565.0	2,140.2	23,705.2

Retail:
Residential mortgage:
Adjustable-rate	5,798.0	130.2	5,928.2	5,782.6	144.0	5,926.6
Fixed-rate	827.6	110.4	938.0	758.0	121.1	879.1

Total residential mortgage	6,625.6	240.6	6,866.2	6,540.6	265.1	6,805.7

Home equity and other consumer:
Home equity	1,862.6	46.9	1,909.5	1,960.0	55.2	2,015.2
Other consumer	45.1	2.9	48.0	45.6	3.6	49.2

Total home equity and other consumer	1,907.7	49.8	1,957.5	2,005.6	58.8	2,064.4

Total Retail Portfolio	8,533.3	290.4	8,823.7	8,546.2	323.9	8,870.1

Total loans	$30,289.5	$2,222.5	$32,512.0	$30,111.2	$2,464.1	$32,575.3

Loan origination fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized in interest income as an adjustment of yield. Depending on the loan portfolio, amounts are amortized or accreted using the level yield method over either the actual life or the estimated average life of the loan. Net deferred loan costs, which are included in loans by respective class and accounted for as interest yield adjustments, totaled $87.8 million at June 30, 2018 and $80.4 million at December 31, 2017.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables present a summary, by loan portfolio segment, of activity in the allowance for loan losses for the three and six months ended June 30, 2018 and 2017. With respect to the originated portfolio, an allocation of a portion of the allowance to one segment does not preclude its availability to absorb losses in another segment.

Three months ended	Commercial			Retail
June 30, 2018 (in millions)	Originated	Acquired	Total	Originated	Acquired	Total	Total
Balance at beginning of period	$200.2	$3.8	$204.0	$31.1	$0.2	$31.3	$235.3

Charge-offs	(3.8)	(2.5)	(6.3)	(0.9)	—	(0.9)	(7.2)
Recoveries	1.0	0.3	1.3	0.9	—	0.9	2.2

Net loan charge-offs	(2.8)	(2.2)	(5.0)	—	—	—	(5.0)
Provision for loan losses	4.6	2.2	6.8	(0.3)	—	(0.3)	6.5

Balance at end of period	$202.0	$3.8	$205.8	$30.8	$0.2	$31.0	$236.8

Six months ended	Commercial			Retail
June 30, 2018 (in millions)	Originated	Acquired	Total	Originated	Acquired	Total	Total
Balance at beginning of period	$201.1	$3.4	$204.5	$29.7	$0.2	$29.9	$234.4

Charge-offs	(7.2)	(4.3)	(11.5)	(1.9)	—	(1.9)	(13.4)
Recoveries	2.0	0.6	2.6	1.3	—	1.3	3.9

Net loan charge-offs	(5.2)	(3.7)	(8.9)	(0.6)	—	(0.6)	(9.5)
Provision for loan losses	6.1	4.1	10.2	1.7	—	1.7	11.9

Balance at end of period	$202.0	$3.8	$205.8	$30.8	$0.2	$31.0	$236.8

Three months ended	Commercial			Retail
June 30, 2017 (in millions)	Originated	Acquired	Total	Originated	Acquired	Total	Total
Balance at beginning of period	$195.1	$6.1	$201.2	$29.9	$0.2	$30.1	$231.3

Charge-offs	(5.1)	(1.9)	(7.0)	(1.6)	—	(1.6)	(8.6)
Recoveries	1.3	—	1.3	0.5	—	0.5	1.8

Net loan charge-offs	(3.8)	(1.9)	(5.7)	(1.1)	—	(1.1)	(6.8)
Provision for loan losses	7.0	(0.6)	6.4	0.8	(0.1)	0.7	7.1

Balance at end of period	$198.3	$3.6	$201.9	$29.6	$0.1	$29.7	$231.6

Six months ended	Commercial			Retail
June 30, 2017 (in millions)	Originated	Acquired	Total	Originated	Acquired	Total	Total
Balance at beginning of period	$198.8	$6.1	$204.9	$24.2	$0.2	$24.4	$229.3

Charge-offs	(8.0)	(1.9)	(9.9)	(3.3)	—	(3.3)	(13.2)
Recoveries	2.9	—	2.9	1.1	—	1.1	4.0

Net loan charge-offs	(5.1)	(1.9)	(7.0)	(2.2)	—	(2.2)	(9.2)
Provision for loan losses	4.6	(0.6)	4.0	7.6	(0.1)	7.5	11.5

Balance at end of period	$198.3	$3.6	$201.9	$29.6	$0.1	$29.7	$231.6

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables summarize, by loan portfolio segment and impairment methodology, the allowance for loan losses and related portfolio balances:

As of June 30, 2018	Commercial		Retail		Total
(in millions)	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
Originated loans:
Collectively evaluated for impairment	$21,620.1	$194.5	$8,443.9	$28.4	$30,064.0	$222.9
Individually evaluated for impairment	136.1	7.5	89.4	2.4	225.5	9.9

Acquired loans:
PCI (1)	314.1	2.2	114.6	0.2	428.7	2.4
Purchased performing:
Collectively evaluated for impairment	1,618.0	1.6	174.2	—	1,792.2	1.6
Individually evaluated for impairment	—	—	1.6	—	1.6	—

Total	$23,688.3	$205.8	$8,823.7	$31.0	$32,512.0	$236.8

As of December 31, 2017	Commercial		Retail		Total
(in millions)	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
Originated loans:
Collectively evaluated for impairment	$21,423.8	$196.5	$8,454.1	$27.3	$29,877.9	$223.8
Individually evaluated for impairment	141.2	4.6	92.1	2.4	233.3	7.0

Acquired loans:
PCI (1)	370.4	2.8	128.1	0.2	498.5	3.0
Purchased performing:
Collectively evaluated for impairment	1,769.8	0.6	193.9	—	1,963.7	0.6
Individually evaluated for impairment	—	—	1.9	—	1.9	—

Total	$23,705.2	$204.5	$8,870.1	$29.9	$32,575.3	$234.4

(1)	Purchased credit impaired (“PCI”) loans are evaluated for impairment on a pool basis.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The recorded investments, by class of loan, in originated non-performing loans are summarized as follows:

	June 30,	December 31,
(in millions)	2018	2017
Commercial:
Commercial real estate	$20.3	$23.7
Commercial and industrial	50.1	32.6
Equipment financing	49.2	44.3

Total (1)	119.6	100.6

Retail:
Residential mortgage	33.5	32.7
Home equity	15.1	15.4
Other consumer	—	—

Total (2)	48.6	48.1

Total	$168.2	$148.7

(1)

Reported net of government guarantees totaling $2.6 million and $3.1 million at June 30, 2018 and December 31, 2017, respectively. These government guarantees relate, almost entirely, to guarantees provided by the Small Business Administration as well as selected other Federal agencies and represent the carrying value of the loans that are covered by such guarantees, the extent of which (i.e. full or partial) varies by loan. At June 30, 2018, the principal loan classes to which these government guarantees relate are commercial and industrial loans (93%) and commercial real estate loans (7%).

(2)	Includes $19.1 million and $15.2 million of loans in the process of foreclosure at June 30, 2018 and December 31, 2017, respectively.

The preceding table excludes acquired loans that are (i) accounted for as PCI loans and/or (ii) covered by a Federal Deposit Insurance Corporation (“FDIC”) loss-share agreement (“LSA”), which totaled $21.2 million and $25.1 million at June 30, 2018 and December 31, 2017, respectively. Such loans otherwise meet People’s United’s definition of a non-performing loan but are excluded because the loans are included in loan pools that are considered performing and/or credit losses are covered by an FDIC LSA. The discounts arising from recording these loans at fair value were due, in part, to credit quality. Accordingly, such loans are generally accounted for on a pool basis and the accretable yield on the pools is being recognized as interest income over the life of the loans based on expected cash flows at the pool level. In addition, the table excludes purchased performing loans totaling $5.5 million and $4.6 million at June 30, 2018 and December 31, 2017, respectively, all of which became non-performing subsequent to acquisition.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

All previously accrued but unpaid interest on non-accrual loans is reversed from interest income in the period in which the accrual of interest is discontinued. Interest payments received on non-accrual loans (including impaired loans) are generally applied as a reduction of principal if future collections are doubtful, although such interest payments may be recognized as income. A loan remains on non-accrual status until the factors that indicated doubtful collectability no longer exist or until a loan is determined to be uncollectible and is charged off against the allowance for loan losses. There were no loans past due 90 days or more and still accruing interest at June 30, 2018 or December 31, 2017.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

At June 30, 2018 and December 31, 2017, People’s United’s recorded investment in loans classified as TDRs totaled $173.4 million and $186.9 million, respectively. The related allowance for loan losses was $2.3 million at June 30, 2018 and $4.4 million at December 31, 2017. Interest income recognized on TDRs totaled $1.6 million and $1.6 million for the three months ended June 30, 2018 and 2017, respectively, and $2.8 million and $2.3 million for the six months ended June 30, 2018 and 2017, respectively. Fundings under commitments to lend additional amounts to borrowers with loans classified as TDRs were immaterial for the three and six months ended June 30, 2018 and 2017. Loans that were modified and classified as TDRs during the three and six months ended June 30, 2018 and 2017 principally involve reduced payment and/or payment deferral, extension of term (generally no more than two years for commercial loans and five years for retail loans) and/or a temporary reduction of interest rate (generally less than 200 basis points).

The following tables summarize, by class of loan, the recorded investments in loans modified as TDRs during the three and six months ended June 30, 2018 and 2017. For purposes of this disclosure, recorded investments represent amounts immediately prior to and subsequent to the restructuring.

	Three Months Ended June 30, 2018
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number	Recorded	Recorded
(dollars in millions)	of Contracts	Investment	Investment
Commercial:
Commercial real estate (1)	1	$0.3	$0.3
Commercial and industrial (2)	11	29.8	29.8
Equipment financing (3)	2	2.6	2.6

Total	14	32.7	32.7

Retail:
Residential mortgage (4)	7	2.7	2.7
Home equity (5)	25	1.8	1.8
Other consumer	—	—	—

Total	32	4.5	4.5

Total	46	$37.2	$37.2

(1)	Represents the following concessions: extension of term (1 contract; recorded investment of $0.3 million).
(2)

Represents the following concessions: extension of term (6 contracts; recorded investment of $15.5 million); reduced payment and/or payment deferral (4 contracts; recorded investment of $13.9 million); or a combination of concessions (1 contract; recorded investment of $0.4 million).

(3)	Represents the following concessions: a combination of concessions (2 contracts; recorded investment of $2.6 million).
(4)

Represents the following concessions: loans restructured through bankruptcy (1 contract; recorded investment of $0.1 million); reduced payment and/or payment deferral (2 contracts; recorded investment of $1.0 million); or a combination of concessions (4 contracts; recorded investment of $1.6 million).

(5)

Represents the following concessions: loans restructured through bankruptcy (19 contracts; recorded investment of $1.1 million); or a combination of concessions (6 contracts; recorded investment of $0.7 million).

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

	Six Months Ended June 30, 2018
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number	Recorded	Recorded
(dollars in millions)	of Contracts	Investment	Investment
Commercial:
Commercial real estate (1)	5	$3.6	$3.6
Commercial and industrial (2)	24	44.9	44.9
Equipment financing (3)	11	10.1	10.1

Total	40	58.6	58.6

Retail:
Residential mortgage (4)	12	3.5	3.5
Home equity (5)	37	2.7	2.7
Other consumer	—	—	—

Total	49	6.2	6.2

Total	89	$64.8	$64.8

(1)	Represents the following concessions: extension of term (5 contracts; recorded investment of $3.6 million).
(2)

Represents the following concessions: extension of term (15 contracts; recorded investment of $27.1 million); reduced payment and/or payment deferral (8 contracts; recorded investment of $17.4 million); or a combination of concessions (1 contract; recorded investment of $0.4 million).

(3)

Represents the following concessions: reduced payment and/or payment deferral (6 contracts; recorded investment of $7.0 million); or a combination of concessions (5 contracts; recorded investment of $3.1 million).

(4)

Represents the following concessions: loans restructured through bankruptcy (3 contracts; recorded investment of $0.2 million); reduced payment and/or payment deferral (5 contracts; recorded investment of $1.7 million); or a combination of concessions (4 contracts; recorded investment of $1.6 million).

(5)

Represents the following concessions: loans restructured through bankruptcy (26 contracts; recorded investment of $1.7 million); reduced payment and/or payment deferral (4 contracts; recorded investment of $0.3 million); or a combination of concessions (7 contracts; recorded investment of $0.7 million).

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

	Three Months Ended June 30, 2017
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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following is a summary, by class of loan, of information related to TDRs completed within the previous 12 months that subsequently defaulted during the three and six months ended June 30, 2018 and 2017. For purposes of this disclosure, the previous 12 months is measured from July 1 of the respective prior year and a default represents a previously-modified loan that became past due 30 days or more during the three or six months ended June 30, 2018 or 2017.

	Three Months Ended June 30,
	2018		2017
(dollars in millions)	Number of Contracts	Recorded Investment as of Period End	Number of Contracts	Recorded Investment as of Period End
Commercial:
Commercial real estate	2	$0.9	—	$—
Commercial and industrial	2	0.4	2	0.5
Equipment financing	2	2.1	1	0.4

Total	6	3.4	3	0.9

Retail:
Residential mortgage	—	—	—	—
Home equity	2	0.2	5	0.7
Other consumer	—	—	—	—

Total	2	0.2	5	0.7

Total	8	$3.6	8	$1.6

	Six Months Ended June 30,
	2018		2017
(dollars in millions)	Number of Contracts	Recorded Investment as of Period End	Number of Contracts	Recorded Investment as of Period End
Commercial:
Commercial real estate	2	$0.9	—	$—
Commercial and industrial	9	4.0	3	1.4
Equipment financing	7	7.5	7	1.9

Total	18	12.4	10	3.3

Retail:
Residential mortgage	2	0.5	7	1.8
Home equity	3	0.2	7	0.9
Other consumer	—	—	—	—

Total	5	0.7	14	2.7

Total	23	$13.1	24	$6.0

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

People’s United’s impaired loans consist of certain loans that have been placed on non-accrual status, including all TDRs. The following table summarizes, by class of loan, information related to individually-evaluated impaired loans.

	As of June 30, 2018			As of December 31, 2017
(in millions)	Unpaid Principal Balance	Recorded Investment	Related Allowance for Loan Losses	Unpaid Principal Balance	Recorded Investment	Related Allowance for Loan Losses
Without a related allowance for loan losses:
Commercial:
Commercial real estate	$30.2	$29.0	$—	$37.7	$36.3	$—
Commercial and industrial	40.3	38.3	—	27.9	25.5	—
Equipment financing	34.7	31.1	—	36.9	32.8	—
Retail:
Residential mortgage	65.9	58.9	—	67.6	60.8	—
Home equity	23.2	19.6	—	24.0	20.2	—
Other consumer	—	—	—	—	—	—

Total	$194.3	$176.9	$—	$194.1	$175.6	$—

With a related allowance for loan losses:
Commercial:
Commercial real estate	$10.3	$7.4	$1.1	$11.7	$9.9	$0.9
Commercial and industrial	22.6	21.2	4.2	26.9	26.0	2.6
Equipment financing	9.1	9.1	2.2	11.6	10.7	1.1
Retail:
Residential mortgage	10.9	10.9	1.8	11.4	11.4	1.7
Home equity	1.7	1.6	0.6	1.7	1.6	0.7
Other consumer	—	—	—	—	—	—

Total	$54.6	$50.2	$9.9	$63.3	$59.6	$7.0

Total impaired loans:
Commercial:
Commercial real estate	$40.5	$36.4	$1.1	$49.4	$46.2	$0.9
Commercial and industrial	62.9	59.5	4.2	54.8	51.5	2.6
Equipment financing	43.8	40.2	2.2	48.5	43.5	1.1

Total	147.2	136.1	7.5	152.7	141.2	4.6

Retail:
Residential mortgage	76.8	69.8	1.8	79.0	72.2	1.7
Home equity	24.9	21.2	0.6	25.7	21.8	0.7
Other consumer	—	—	—	—	—	—

Total	101.7	91.0	2.4	104.7	94.0	2.4

Total	$248.9	$227.1	$9.9	$257.4	$235.2	$7.0

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables summarize, by class of loan, the average recorded investment and interest income recognized on impaired loans for the periods indicated. The average recorded investment amounts are based on month-end balances.

	Three Months Ended June 30,
	2018		2017
(in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial:
Commercial real estate	$40.7	$0.2	$56.9	$0.2
Commercial and industrial	50.5	0.7	68.5	0.4
Equipment financing	42.3	—	42.8	0.1

Total	133.5	0.9	168.2	0.7

Retail:
Residential mortgage	69.2	0.4	72.1	0.5
Home equity	20.9	0.1	21.1	0.1
Other consumer	—	—	—	—

Total	90.1	0.5	93.2	0.6

Total	$223.6	$1.4	$261.4	$1.3

	Six Months Ended June 30,
	2018		2017
(in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial:
Commercial real estate	$42.9	$0.5	$54.4	$0.6
Commercial and industrial	49.7	1.1	69.2	0.9
Equipment financing	41.7	0.1	41.4	0.2

Total	134.3	1.7	165.0	1.7

Retail:
Residential mortgage	69.9	0.9	71.6	0.9
Home equity	21.2	0.2	20.8	0.2
Other consumer	—	—	—	—

Total	91.1	1.1	92.4	1.1

Total	$225.4	$2.8	$257.4	$2.8

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables summarize, by class of loan, aging information for originated loans:

		Past Due
As of June 30, 2018 (in millions)	Current	30-89 Days	90 Days or More	Total	Total Originated
Commercial:
Commercial real estate	$9,859.1	$8.4	$11.9	$20.3	$9,879.4
Commercial and industrial	8,279.9	9.4	20.7	30.1	8,310.0
Equipment financing	3,473.1	78.3	15.4	93.7	3,566.8

Total	21,612.1	96.1	48.0	144.1	21,756.2

Retail:
Residential mortgage	6,579.5	23.5	22.6	46.1	6,625.6
Home equity	1,850.3	5.6	6.7	12.3	1,862.6
Other consumer	45.0	0.1	—	0.1	45.1

Total	8,474.8	29.2	29.3	58.5	8,533.3

Total originated loans	$30,086.9	$125.3	$77.3	$202.6	$30,289.5

Included in the “Current” and “30-89 Days” categories above are early non-performing commercial real estate loans, commercial and industrial loans, and equipment financing loans totaling $8.6 million, $31.8 million and $33.8 million, respectively, and $19.3 million of retail loans in the process of foreclosure or bankruptcy. These loans are less than 90 days past due but have been placed on non-accrual status as a result of having been identified as presenting uncertainty with respect to the collectability of interest and principal.

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

The following is a summary, by class of loan, of credit quality indicators:

As of June 30, 2018 (in millions)	Commercial Real Estate	Commercial and Industrial	Equipment Financing	Total
Commercial:
Originated loans:
Pass	$9,626.1	$7,912.4	$3,162.6	$20,701.1
Special mention	143.1	130.1	98.3	371.5
Substandard	109.3	266.5	305.9	681.7
Doubtful	0.9	1.0	—	1.9

Total originated loans	9,879.4	8,310.0	3,566.8	21,756.2

Acquired loans:
Pass	823.9	446.2	537.1	1,807.2
Special mention	20.9	7.8	—	28.7
Substandard	36.9	59.3	—	96.2
Doubtful	—	—	—	—

Total acquired loans	881.7	513.3	537.1	1,932.1

Total	$10,761.1	$8,823.3	$4,103.9	$23,688.3

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

As of June 30, 2018 (in millions)	Residential Mortgage	Home Equity	Other Consumer	Total
Retail:
Originated loans:
Low risk	$3,360.2	$876.4	$29.2	$4,265.8
Moderate risk	2,760.1	601.2	6.4	3,367.7
High risk	505.3	385.0	9.5	899.8

Total originated loans	6,625.6	1,862.6	45.1	8,533.3

Acquired loans:
Low risk	137.9	—	—	137.9
Moderate risk	55.1	—	—	55.1
High risk	47.6	46.9	2.9	97.4

Total acquired loans	240.6	46.9	2.9	290.4

Total	$6,866.2	$1,909.5	$48.0	$8,823.7

As of December 31, 2017 (in millions)	Commercial Real Estate	Commercial and Industrial	Equipment Financing	Total
Commercial:
Originated loans:
Pass	$9,859.3	$7,760.7	$2,899.9	$20,519.9
Special mention	159.4	124.0	91.8	375.2
Substandard	107.0	244.2	316.8	668.0
Doubtful	0.9	1.0	—	1.9

Total originated loans	10,126.6	8,129.9	3,308.5	21,565.0

Acquired loans:
Pass	892.0	520.0	596.9	2,008.9
Special mention	14.8	15.2	—	30.0
Substandard	35.3	66.0	—	101.3
Doubtful	—	—	—	—

Total acquired loans	942.1	601.2	596.9	2,140.2

Total	$11,068.7	$8,731.1	$3,905.4	$23,705.2

As of December 31, 2017 (in millions)	Residential Mortgage	Home Equity	Other Consumer	Total
Retail:
Originated loans:
Low risk	$3,292.1	$925.6	$28.2	$4,245.9
Moderate risk	2,738.8	640.0	7.1	3,385.9
High risk	509.7	394.4	10.3	914.4

Total originated loans	6,540.6	1,960.0	45.6	8,546.2

Acquired loans:
Low risk	148.0	—	—	148.0
Moderate risk	65.7	—	—	65.7
High risk	51.4	55.2	3.6	110.2

Total acquired loans	265.1	55.2	3.6	323.9

Total	$6,805.7	$2,015.2	$49.2	$8,870.1

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

At the respective acquisition dates, on an aggregate basis, the PCI loan portfolio had contractually required principal and interest payments receivable of $7.65 billion; expected cash flows of $7.09 billion; and a fair value (initial carrying amount) of $5.42 billion. The difference between the contractually required principal and interest payments receivable and the expected cash flows ($560.1 million) represented the initial nonaccretable difference. The difference between the expected cash flows and fair value ($1.67 billion) represented the initial accretable yield. Both the contractually required principal and interest payments receivable and the expected cash flows reflect anticipated prepayments, determined based on historical portfolio experience. At June 30, 2018, the outstanding principal balance and carrying amount of the PCI loan portfolio were $510.5 million and $428.6 million, respectively ($587.7 million and $498.5 million, respectively, at December 31, 2017).

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following table summarizes activity in the accretable yield for the PCI loan portfolio:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Balance at beginning of period	$207.5	$241.7	$219.7	$255.4
Acquisitions	—	13.1	—	13.1
Accretion	(6.0)	(7.8)	(12.3)	(15.4)
Reclassification from nonaccretable difference for loans with improved cash flows (1)	—	—	—	—
Other changes in expected cash flows (2)	(11.3)	(13.6)	(17.2)	(19.7)

Balance at end of period	$190.2	$233.4	$190.2	$233.4

(1)	Results in increased interest accretion as a prospective yield adjustment over the remaining life of the corresponding pool of loans.
(2)

Represents changes in cash flows expected to be collected due to factors other than credit (e.g. changes in prepayment assumptions and/or changes in interest rates on variable rate loans), as well as loan sales, modifications and payoffs.

Other Real Estate Owned and Repossessed Assets (included in Other Assets)

Other real estate owned (“REO”) was comprised of commercial and residential properties totaling $9.3 million and $5.8 million, respectively, at June 30, 2018, and $9.3 million and $7.6 million, respectively, at December 31, 2017. Repossessed assets totaled $3.7 million and $2.5 million at June 30, 2018 and December 31, 2017, respectively.

NOTE 4. STOCKHOLDERS’ EQUITY

Preferred Stock and Common Stock

People’s United is authorized to issue (i) 50.0 million shares of preferred stock, par value of $0.01 per share, of which 10.0 million shares were outstanding at both June 30, 2018 and December 31, 2017, and (ii) 1.95 billion shares of common stock, par value of $0.01 per share, of which 437.1 million shares and 435.6 million shares were issued at June 30, 2018 and December 31, 2017, respectively.

Treasury Stock

Treasury stock includes (i) common stock repurchased by People’s United, either directly or through agents, in the open market at prices and terms satisfactory to management in connection with stock repurchases authorized by its Board of Directors (86.4 million shares at both June 30, 2018 and December 31, 2017) and (ii) common stock purchased in the open market by a trustee with funds provided by People’s United and originally intended for awards under the People’s United Financial, Inc. 2007 Recognition and Retention Plan (the “RRP”) (2.6 million shares at both June 30, 2018 and December 31, 2017). Following shareholder approval of the People’s United Financial, Inc. 2014 Long-Term Incentive Plan in 2014, no new awards may be granted under the RRP.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Comprehensive Income

Comprehensive income represents the sum of net income and items of “other comprehensive income or loss,” including (on an after-tax basis): (i) net actuarial gains and losses, prior service credits and costs, and transition assets and obligations related to People’s United’s pension and other postretirement plans; (ii) net unrealized gains and losses on debt securities available-for-sale; (iii) net unrealized gains and losses on debt securities transferred to held-to-maturity; and (iv) net unrealized gains and losses on derivatives accounted for as cash flow hedges. People’s United’s total comprehensive income for the three and six months ended June 30, 2018 and 2017 is reported in the Consolidated Statements of Comprehensive Income.

The following is a summary of the changes in the components of AOCL, which are included in People’s United’s stockholders’ equity on an after-tax basis:

(in millions)	Pension and Other Postretirement Plans	Net Unrealized Gains (Losses) on Debt Securities Available-for-Sale	Net Unrealized Gains (Losses) on Debt Securities Transferred to Held-to-Maturity	Net Unrealized Gains (Losses) on Derivatives Accounted for as Cash Flow Hedges	Total AOCL
Balance at December 31, 2017	$(144.1)	$(21.6)	$(15.1)	$(0.9)	$(181.7)

Other comprehensive income (loss) before reclassifications	—	(44.2)	—	(2.0)	(46.2)
Amounts reclassified from AOCL (1)	3.0	(0.1)	1.6	—	4.5

Current period other comprehensive income (loss)	3.0	(44.3)	1.6	(2.0)	(41.7)

Transition adjustments related to adoption of new accounting standards (2)	(30.0)	(3.9)	(3.2)	(0.2)	(37.3)

Balance at June 30, 2018	$(171.1)	$(69.8)	$(16.7)	$(3.1)	$(260.7)

(in millions)	Pension and Other Postretirement Plans	Net Unrealized Gains (Losses) on Debt Securities Available-for-Sale	Net Unrealized Gains (Losses) on Debt Securities Transferred to Held-to-Maturity	Net Unrealized Gains (Losses) on Derivatives Accounted for as Cash Flow Hedges	Total AOCL
Balance at December 31, 2016	$(145.6)	$(32.3)	$(17.4)	$0.3	$(195.0)

Other comprehensive income before reclassifications	—	7.5	—	0.3	7.8
Amounts reclassified from AOCL (1)	1.9	9.9	1.0	(0.2)	12.6

Current period other comprehensive income	1.9	17.4	1.0	0.1	20.4

Balance at June 30, 2017	$(143.7)	$(14.9)	$(16.4)	$0.4	$(174.6)

(1)	See the following table for details about these reclassifications.
(2)	See Note 13.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following is a summary of the amounts reclassified from AOCL:

	Amounts Reclassified from AOCL				Affected Line Item in the Statement Where Net Income is Presented
(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Details about components of AOCL:
Amortization of pension and other postretirement plans items:
Net actuarial loss	$(2.1)	$(1.7)	$(4.2)	$(3.4)	(1)
Prior service credit	0.1	0.2	0.2	0.4	(1)

	(2.0)	(1.5)	(4.0)	(3.0)	Income before income tax expense
	0.7	0.6	1.0	1.1	Income tax expense

	(1.3)	(0.9)	(3.0)	(1.9)	Net income

Reclassification adjustment for net realized gains (losses) on debt securities available-for-sale	—	0.1	0.1	(15.6)	Income before income tax expense (2)
	—	(0.1)	—	5.7	Income tax expense

	—	—	0.1	(9.9)	Net income

Amortization of unrealized losses on debt securities transferred to held-to-maturity	(1.2)	(0.9)	(2.1)	(1.7)	Income before income tax expense (3)
	0.3	0.4	0.5	0.7	Income tax expense

	(0.9)	(0.5)	(1.6)	(1.0)	Net income

Amortization of unrealized gains and losses on cash flow hedges:
Interest rate swaps	(0.1)	0.4	—	0.3	(5)
Interest rate locks (4)	—	—	—	—	(5)

	(0.1)	0.4	—	0.3	Income before income tax expense
	0.1	(0.1)	—	(0.1)	Income tax expense

	—	0.3	—	0.2	Net income

Total reclassifications for the period	$(2.2)	$(1.1)	$(4.5)	$(12.6)

(1)	Included in the computation of net periodic benefit income (expense) reflected in other non-interest expense (see Notes 7 and 13 for additional details).
(2)	Included in other non-interest income.
(3)	Included in interest and dividend income - securities.
(4)	Amount reclassified from AOCL totaled less than $0.1 million for all periods.
(5)	Included in interest expense - notes and debentures.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

NOTE 5. EARNINGS PER COMMON SHARE

The following is an analysis of People’s United’s basic and diluted earnings per common share (“EPS”), reflecting the application of the two-class method, as described below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per common share data)	2018	2017	2018	2017
Net income available to common shareholders	$106.7	$65.8	$211.1	$133.1
Dividends paid on and undistributed earnings allocated to participating securities	—	(0.1)	(0.1)	(0.3)

Earnings attributable to common shareholders	$106.7	$65.7	$211.0	$132.8

Weighted average common shares outstanding for basic EPS	340.7	336.6	340.2	322.8
Effect of dilutive equity-based awards	3.8	1.9	4.0	2.1

Weighted average common shares and common-equivalent shares for diluted EPS	344.5	338.5	344.2	324.9

EPS:
Basic	$0.31	$0.20	$0.62	$0.42
Diluted	0.31	0.19	0.61	0.41

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

All unallocated Employee Stock Ownership Plan (“ESOP”) common shares and all common shares accounted for as treasury shares have been excluded from the calculation of basic and diluted EPS. Anti-dilutive equity-based awards totaling 7.0 million shares for both the three and six months ended June 30, 2018, and 10.3 million shares and 9.3 million shares for the three and six months ended June 30, 2017, respectively, have also been excluded from the calculation of diluted EPS.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

NOTE 6. GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

Changes in the carrying amounts of People’s United’s goodwill for the six months ended June 30, 2018 and 2017 are summarized as follows:

	Operating Segment			Total
(in millions)	Commercial Banking	Retail Banking	Wealth Management
Balance at December 31, 2017	$1,600.3	$720.1	$91.0	$2,411.4
Acquisition of Vend Lease	23.8	—	—	23.8

Balance at June 30, 2018	$1,624.1	$720.1	$91.0	$2,435.2

	Operating Segment			Total
(in millions)	Commercial Banking	Retail Banking	Wealth Management
Balance at December 31, 2016	$1,222.1	$679.6	$91.0	$1,992.7
Acquisition of Suffolk Bancorp	229.8	40.5	—	270.3

Balance at June 30, 2017	$1,451.9	$720.1	$91.0	$2,263.0

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

All of People’s United’s tax deductible goodwill was created in transactions in which the Company purchased the assets of the target (as opposed to purchasing the issued and outstanding stock of the target). At June 30, 2018 and December 31, 2017, tax deductible goodwill totaled $93.3 million and $72.3 million, respectively.

People’s United’s other acquisition-related intangible assets totaled $138.6 million and $148.6 million at June 30, 2018 and December 31, 2017, respectively. At June 30, 2018, the carrying amounts of other acquisition-related intangible assets were as follows: trade name ($62.7 million); client relationship intangible ($20.9 million); core deposit intangible ($19.8 million); trust relationship intangible ($12.8 million); insurance relationship intangible ($4.9 million); favorable lease agreement ($0.5 million); non-compete agreements ($0.5 million); and mutual fund management contracts, which are not amortized ($16.5 million).

Amortization expense of other acquisition-related intangible assets totaled $4.9 million and $7.9 million for the three months ended June 30, 2018 and 2017, respectively, and $10.0 million and $14.2 million for the six months ended June 30, 2018 and 2017, respectively. Scheduled amortization expense attributable to other acquisition-related intangible assets for the full-year of 2018 and each of the next five years is as follows: $19.9 million in 2018; $18.4 million in 2019; $16.8 million in 2020; $15.0 million in 2021; $13.5 million in 2022; and $8.5 million in 2023. There were no impairment losses relating to goodwill or other acquisition-related intangible assets recorded during the six months ended June 30, 2018 and 2017.

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

People’s United also continues to maintain a qualified defined benefit pension plan that covers former Suffolk Bancorp (“Suffolk”) employees who meet certain eligibility requirements (the “Suffolk Qualified Plan”). Effective December 31, 2012, accrued benefits were frozen based on participants’ then-current service and pay levels. Interest continues to be credited on undistributed balances at a crediting rate specified by the Suffolk Qualified Plan.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Components of net periodic benefit (income) expense and other amounts recognized in other comprehensive income (loss) for the People’s Qualified Plan, the Chittenden Qualified Plan and the Supplemental Plans (together the “Pension Plans”) and the Other Postretirement Plan are as follows:

	Pension Plans		Other Postretirement Plan
Three months ended June 30 (in millions)	2018	2017	2018	2017
Net periodic benefit (income) expense:
Interest cost	$4.9	$5.0	$0.2	$0.2
Expected return on plan assets	(10.9)	(9.8)	—	—
Recognized net actuarial loss	2.0	1.7	0.1	—
Recognized prior service credit	(0.1)	(0.2)	—	—
Settlements	0.5	1.0	—	—

Net periodic benefit (income) expense (1)	$(3.6)	$(2.3)	$0.3	$0.2

	Pension Plans		Other Postretirement Plan
Six months ended June 30 (in millions)	2018	2017	2018	2017
Net periodic benefit (income) expense:
Interest cost	$9.7	$9.4	$0.4	$0.4
Expected return on plan assets	(21.8)	(18.7)	—	—
Recognized net actuarial loss	4.0	3.3	0.2	0.1
Recognized prior service credit	(0.2)	(0.4)	—	—
Settlements	0.9	1.5	—	—

Net periodic benefit (income) expense (1)	(7.4)	(4.9)	0.6	0.5

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial loss	(4.0)	(3.3)	(0.2)	(0.1)
Prior service credit	0.2	0.4	—	—

Total pre-tax changes recognized in other comprehensive income (loss)	(3.8)	(2.9)	(0.2)	(0.1)

Total recognized in net periodic benefit (income) expense and other comprehensive income (loss)	$(11.2)	$(7.8)	$0.4	$0.4

(1)	As discussed in Note 13, amounts are included in other non-interest expense for all periods presented.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Employee Stock Ownership Plan

In April 2007, People’s United established an ESOP. At that time, People’s United loaned the ESOP $216.8 million to purchase 10,453,575 shares of People’s United common stock in the open market. In order for the ESOP to repay the loan, People’s United expects to make annual cash contributions of approximately $18.8 million until 2036. Such cash contributions may be reduced by the cash dividends paid on unallocated ESOP shares, which, for the six months ended June 30, 2018, totaled $2.3 million. At June 30, 2018, the loan balance totaled $180.8 million.

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

Shares of People’s United common stock are held by the ESOP and allocated to eligible participants annually based upon a percentage of each participant’s eligible compensation. Since the ESOP was established, a total of 4,007,202 shares of People’s United common stock have been allocated or committed to be released to participants’ accounts. At June 30, 2018, 6,446,373 shares of People’s United common stock, with a fair value of $116.6 million at that date, have not been allocated or committed to be released.

Compensation expense related to the ESOP is recognized at an amount equal to the number of common shares committed to be released by the ESOP for allocation to participants’ accounts multiplied by the average fair value of People’s United’s common stock during the reporting period. The difference between the fair value of the shares of People’s United’s common stock committed to be released and the cost of those common shares is recorded as a credit to additional paid-in capital (if fair value exceeds cost) or, to the extent that no such credits remain in additional paid-in capital, as a charge to retained earnings (if fair value is less than cost). Expense recognized for the ESOP totaled $3.3 million and $3.2 million for the six months ended June 30, 2018 and 2017.

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

NOTE 9. SEGMENT INFORMATION

See “Segment Results” included in Item 2 for segment information for the three and six months ended June 30, 2018 and 2017.

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

People’s United maintains policies and procedures to value assets and liabilities using the most relevant data available. Described below are the valuation methodologies used by People’s United and the resulting fair values for those financial instruments measured at fair value on both a recurring and a non-recurring basis. For those financial instruments not measured at fair value either on a recurring or non-recurring basis, disclosure of each instrument’s carrying amount and estimated fair value has been provided.

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

The Company’s available-for-sale debt securities are primarily comprised of GSE mortgage-backed securities. The fair value of these securities is based on prices obtained from the independent pricing service. The pricing service uses various techniques to determine pricing for the Company’s mortgage-backed securities, including option pricing and discounted cash flow analysis. The inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, reference data, monthly payment information and collateral performance. At both June 30, 2018 and December 31, 2017, the entire available-for-sale mortgage-backed securities portfolio was comprised of 10- and 15-year GSE securities. An active market exists for securities that are similar to the Company’s GSE mortgage-backed securities, making observable inputs readily available.

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

The following tables summarize People’s United’s financial instruments that are measured at fair value on a recurring basis:

	Fair Value Measurements Using
As of June 30, 2018 (in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Trading debt securities:
U.S. Treasury	$8.2	$—	$—	$8.2
Debt securities available-for-sale:
U.S. Treasury and agency	656.3	—	—	656.3
GSE mortgage-backed securities	—	2,588.8	—	2,588.8
Equity securities	9.9	—	—	9.9
Other assets:
Exchange-traded funds	37.1	—	—	37.1
Mutual funds	3.5	—	—	3.5
Fixed income securities	—	0.5	—	0.5
Interest rate swaps	—	50.8	—	50.8
Interest rate caps	—	3.5	—	3.5
Foreign exchange contracts	—	0.3	—	0.3
Forward commitments to sell residential mortgage loans	—	0.3	—	0.3

Total	$715.0	$2,644.2	$—	$3,359.2

Financial liabilities:
Interest rate swaps	$—	$179.2	$—	$179.2
Interest rate caps	—	3.5	—	3.5
Risk participation agreements (1)	—	—	—	—
Foreign exchange contracts	—	0.7	—	0.7
Interest rate-lock commitments on residential mortgage loans	—	0.3	—	0.3

Total	$—	$183.7	$—	$183.7

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

	Fair Value Measurements Using
As of December 31, 2017 (in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Trading debt securities:
U.S. Treasury	$8.2	$—	$—	$8.2
Debt securities available-for-sale:
U.S. Treasury and agency	668.8	—	—	668.8
GSE mortgage-backed securities	—	2,456.5	—	2,456.5
Equity securities	8.7	—	—	8.7
Other assets:
Exchange-traded funds	36.5	—	—	36.5
Mutual funds	3.5	—	—	3.5
Fixed income securities	—	1.3	—	1.3
Interest rate swaps	—	74.8	—	74.8
Interest rate caps	—	2.8	—	2.8
Foreign exchange contracts	—	0.1	—	0.1
Forward commitments to sell residential mortgage loans	—	0.2	—	0.2

Total	$725.7	$2,535.7	$—	$3,261.4

Financial liabilities:
Interest rate swaps	$—	$84.9	$—	$84.9
Interest rate caps	—	2.8	—	2.8
Risk participation agreements (1)	—	—	—	—
Foreign exchange contracts	—	0.4	—	0.4
Interest rate-lock commitments on residential mortgage loans	—	0.2	—	0.2

Total	$—	$88.3	$—	$88.3

(1)	At both June 30, 2018 and December 31, 2017, the fair value of risk participation agreements totaled less than $0.1 million (see Note 11).

There were no transfers into or out of the Level 1 or Level 2 categories during the six months ended June 30, 2018 or 2017.

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

The following tables summarize People’s United’s assets that are measured at fair value on a non-recurring basis:

	Fair Value Measurements Using
As of June 30, 2018 (in millions)	Level 1	Level 2	Level 3	Total
Loans held-for-sale (1)	$—	$17.1	$—	$17.1
Impaired loans (2)	—	—	50.2	50.2
REO and repossessed assets (3)	—	—	18.8	18.8

Total	$—	$17.1	$69.0	$86.1

	Fair Value Measurements Using
As of December 31, 2017 (in millions)	Level 1	Level 2	Level 3	Total
Loans held-for-sale (1)	$—	$16.6	$—	$16.6
Impaired loans (2)	—	—	59.6	59.6
REO and repossessed assets (3)	—	—	19.4	19.4

Total	$—	$16.6	$79.0	$95.6

(1)	Consists of residential mortgage loans; no fair value adjustments were recorded for the six months ended June 30, 2018 and 2017.
(2)

Represents the recorded investment in originated impaired loans with a related allowance for loan losses measured in accordance with applicable accounting guidance. The total consists of $37.7 million of Commercial loans and $12.5 million of Retail loans at June 30, 2018. The provision for loan losses on impaired loans totaled $6.3 million and $4.2 million for the six months ended June 30, 2018 and 2017, respectively.

(3)

Represents: (i) $9.3 million of commercial REO; (ii) $5.8 million of residential REO; and (iii) $3.7 million of repossessed assets at June 30, 2018. Charge-offs to the allowance for loan losses related to loans that were transferred to REO or repossessed assets totaled $1.0 million and $1.9 million for the six months ended June 30, 2018 and 2017, respectively. Write downs and net loss on sale of foreclosed/repossessed assets charged to non-interest expense totaled $(0.2) million and $0.2 million for the same periods.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Financial Assets and Financial Liabilities Not Measured at Fair Value

The following tables summarize the carrying amounts, estimated fair values and placement in the fair value hierarchy of People’s United’s financial instruments that are not measured at fair value either on a recurring or non-recurring basis:

		Estimated Fair Value
	Carrying Amount	Measurements Using
As of June 30, 2018 (in millions)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$462.7	$462.7	$—	$—	$462.7
Short-term investments	253.1	—	253.1	—	253.1
Debt securities held-to-maturity	3,718.7	—	3,674.7	1.5	3,676.2
FHLB and FRB stock	342.2	—	342.2	—	342.2
Total loans, net (1)	32,225.0	—	6,554.5	25,212.0	31,766.5
Financial liabilities:
Time deposits	5,621.5	—	5,585.7	—	5,585.7
Other deposits	26,846.7	—	26,846.7	—	26,846.7
FHLB advances	3,510.1	—	3,510.6	—	3,510.6
Federal funds purchased	855.0	—	855.0	—	855.0
Customer repurchase agreements	254.9	—	254.9	—	254.9
Other borrowings	19.1	—	19.1	—	19.1
Notes and debentures	888.7	—	889.2	—	889.2

(1)	Excludes impaired loans totaling $50.2 million measured at fair value on a non-recurring basis.

		Estimated Fair Value
	Carrying Amount	Measurements Using
As of December 31, 2017 (in millions)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$505.1	$505.1	$—	$—	$505.1
Short-term investments	377.5	—	377.5	—	377.5
Debt securities held-to-maturity	3,588.1	—	3,632.2	1.5	3,633.7
FHLB and FRB stock	312.3	—	312.3	—	312.3
Total loans, net (1)	32,281.3	—	6,632.2	25,495.3	32,127.5
Financial liabilities:
Time deposits	5,454.3	—	5,441.1	—	5,441.1
Other deposits	27,602.0	—	27,602.0	—	27,602.0
FHLB advances	2,774.4	—	2,775.3	—	2,775.3
Federal funds purchased	820.0	—	820.0	—	820.0
Customer repurchase agreements	301.6	—	301.6	—	301.6
Other borrowings	207.8	—	207.2	—	207.2
Notes and debentures	901.6	—	910.1	—	910.1

(1)	Excludes impaired loans totaling $59.6 million measured at fair value on a non-recurring basis.

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

Certain of People’s United’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of master netting arrangements and posted collateral). There were no derivative instruments with such credit-related contingent features in a net liability position at June 30, 2018.

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

The table below provides a summary of the notional amounts and fair values (presented on a gross basis) of derivatives outstanding:

				Fair Values (1)
		Notional Amounts		Assets		Liabilities
(in millions)	Type of Hedge	June 30, 2018	Dec. 31, 2017	June 30, 2018	Dec. 31, 2017	June 30, 2018	Dec. 31, 2017
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$6,520.1	$5,769.1	$26.1	$64.7	$169.3	$61.2
Institutional counterparties	N/A	6,226.2	5,775.9	24.7	10.1	9.9	23.7
Interest rate caps:
Commercial customers	N/A	325.2	649.2	—	—	3.5	2.8
Institutional counterparties	N/A	325.2	649.2	3.5	2.8	—	—
Risk participation agreements (2)	N/A	434.6	439.4	—	—	—	—
Foreign exchange contracts	N/A	56.7	46.5	0.3	0.1	0.7	0.4
Forward commitments to sell residential mortgage loans	N/A	25.3	16.4	0.3	0.2	—	—
Interest rate-lock commitments on residential mortgage loans	N/A	38.6	18.3	—	—	0.3	0.2

Total				54.9	77.9	183.7	88.3

Derivatives Designated as Hedging Instruments:
Interest rate swaps:
Subordinated notes	Fair value	375.0	375.0	—	—	—	—
Loans	Cash flow	210.0	210.0	—	—	—	—

Total				—	—	—	—

Total fair value of derivatives				$54.9	$77.9	$183.7	$88.3

(1)	Assets are recorded in other assets and liabilities are recorded in other liabilities.
(2)	Fair value totaled less than $0.1 million at both dates.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following table summarizes the impact of People’s United’s derivatives on pre-tax income and AOCL:

		Amount of Pre-Tax Gain (Loss)		Amount of Pre-Tax Gain (Loss)
	Type of Hedge	Recognized in Earnings (1)		Recognized in AOCL
Six months ended June 30 (in millions)		2018	2017	2018	2017
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$(139.1)	$35.5	$—	$—
Institutional counterparties	N/A	144.1	(31.5)	—	—
Interest rate caps:
Commercial customers	N/A	(0.6)	1.1	—	—
Institutional counterparties	N/A	0.6	(0.6)	—	—
Foreign exchange contracts	N/A	0.2	0.2	—	—
Risk participation agreements	N/A	0.3	0.4	—	—
Forward commitments to sell residential mortgage loans	N/A	—	0.4	—	—
Interest rate-lock commitments on residential mortgage loans	N/A	—	(0.4)	—	—

Total		5.5	5.1	—	—

Derivatives Designated as Hedging Instruments:
Interest rate swaps	Fair value	(1.5)	3.6	—	—
Interest rate swaps	Cash flow	—	0.3	(2.6)	0.4
Interest rate locks (2)	Cash flow	—	—	—	—

Total		(1.5)	3.9	(2.6)	0.4

Total		$4.0	$9.0	$(2.6)	$0.4

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The Chicago Mercantile Exchange (“CME”) characterizes variation margin payments for over-the-counter derivatives that clear as settlements rather than collateral. Accordingly, the Company’s accounting policies classify, for accounting and presentation purposes, variation margin payments deemed to be legal settlements as a single unit of account with the related derivative(s). At both June 30, 2018 and December 31, 2017, this presentation impacted one of the Company’s institutional counterparties. As such, People’s United has, subject to the corresponding enforceable master netting arrangement, netted the institutional counterparty’s CME derivative position and offset the counterparty’s variation margin payments in the Consolidated Statement of Condition as of both dates.

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

	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Gross Amounts Not Offset
				Financial		Net
As of June 30, 2018 (in millions)				Instruments	Collateral	Amount
Financial assets:
Interest rate swaps:
Counterparty A	$4.7	$—	$4.7	$(1.3)	$(3.1)	$0.3
Counterparty B	4.0	—	4.0	(3.3)	(0.5)	0.2
Counterparty C	8.0	—	8.0	(1.2)	(6.5)	0.3
Counterparty D	6.0	—	6.0	(2.1)	(3.9)	—
Counterparty E	—	—	—	—	—	—
Other counterparties	5.5	—	5.5	(0.2)	(5.0)	0.3
Foreign exchange contracts	0.3	—	0.3	—	—	0.3

Total	$28.5	$—	$28.5	$(8.1)	$(19.0)	$1.4

Financial liabilities:
Interest rate swaps:
Counterparty A	$1.3	$—	$1.3	$(1.3)	$—	$—
Counterparty B	3.3	—	3.3	(3.3)	—	—
Counterparty C	1.2	—	1.2	(1.2)	—	—
Counterparty D	2.1	—	2.1	(2.1)	—	—
Counterparty E	1.8	—	1.8	—	—	1.8
Other counterparties	0.2	—	0.2	(0.2)	—	—
Foreign exchange contracts	0.7	—	0.7	—	—	0.7

Total	$10.6	$—	$10.6	$(8.1)	$—	$2.5

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Gross Amounts Not Offset
				Financial		Net
As of December 31, 2017 (in millions)				Instruments	Collateral	Amount
Financial assets:
Interest rate swaps:
Counterparty A	$2.6	$—	$2.6	$(2.5)	$—	$0.1
Counterparty B	1.6	—	1.6	(1.6)	—	—
Counterparty C	2.6	—	2.6	(2.6)	—	—
Counterparty D	3.5	—	3.5	(3.5)	—	—
Counterparty E	—	—	—	—	—	—
Other counterparties	2.6	—	2.6	(0.2)	(2.4)	—
Foreign exchange contracts	0.1	—	0.1	—	—	0.1

Total	$13.0	$—	$13.0	$(10.4)	$(2.4)	$0.2

Financial liabilities:
Interest rate swaps:
Counterparty A	$2.5	$—	$2.5	$(2.5)	$—	$—
Counterparty B	5.6	—	5.6	(1.6)	(4.0)	—
Counterparty C	2.8	—	2.8	(2.6)	(0.2)	—
Counterparty D	4.7	—	4.7	(3.5)	(1.2)	—
Counterparty E	7.3	—	7.3	—	—	7.3
Other counterparties	0.8	—	0.8	(0.2)	(0.6)	—
Foreign exchange contracts	0.4	—	0.4	—	—	0.4

Total	$24.1	$—	$24.1	$(10.4)	$(6.0)	$7.7

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables show the extent to which assets and liabilities exchanged under resale and repurchase agreements have been offset in the Consolidated Statements of Condition. These agreements: (i) are entered into simultaneously with the same financial institution counterparty; (ii) have the same principal amounts and inception/maturity dates; and (iii) are subject to a master netting arrangement that contains a conditional right of offset upon default. At June 30, 2018 and December 31, 2017, the Company posted as collateral marketable securities with fair values of $455.8 million and $453.8 million, respectively, and, in turn, accepted as collateral marketable securities with fair values of $462.5 million and $461.9 million, respectively.

As of June 30, 2018 (in millions)	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented
Total resale agreements	$450.0	$(450.0)	$—

Total repurchase agreements	$450.0	$(450.0)	$—

As of December 31, 2017 (in millions)	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented
Total resale agreements	$450.0	$(450.0)	$—

Total repurchase agreements	$450.0	$(450.0)	$—

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

In July 2015, the FASB approved a one-year deferral of the effective date (January 1, 2018 for People’s United) with early adoption, as of the original effective date, permitted. The FASB subsequently issued amendments to clarify the implementation guidance and add some practical expedients in certain areas, including: (i) principal versus agent considerations; (ii) the identification of performance obligations; and (iii) certain aspects of the accounting for licensing arrangements. These amendments did not change the core principle of the guidance and are effective for and follow the same transition requirements as the core principle.

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

The guidance was adopted on January 1, 2018 using the modified retrospective method and resulted in a cumulative-effect transition adjustment which served to increase opening retained earnings by $0.6 million (net-of-tax). While the adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements, its current accounting policies and practices or the timing or amount of revenue recognized, the Company has, where appropriate, completed the necessary changes to its business processes, systems and internal controls in order to support the recognition, measurement and disclosure requirements of the new standard.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

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

This amendment became effective for People’s United on January 1, 2018. The cumulative effect transition method was applied to all outstanding instruments as of the date of adoption, while changes to the accounting for equity investments without readily determinable fair values will be applied prospectively. At December 31, 2017, the Company’s securities portfolio included equity securities with an amortized cost of $9.6 million and a fair value of $8.7 million. Accordingly, upon adoption of the guidance, a cumulative-effect transition adjustment, representing the cumulative unrealized loss (net-of-tax) within AOCL, was recorded which served to decrease opening retained earnings by $0.6 million. Any further changes in the fair value of equity securities will be recorded in net income. Given the current composition of the Company’s securities portfolio, the standard is not expected to have a significant impact on the Company’s Consolidated Financial Statements. The additional disclosure and presentation requirements set forth in the standard, including the Company’s approach to determining the fair value of its held-for-investment loan portfolio for disclosure purposes, have been reflected in the Consolidated Statements of Condition and Note 10, as applicable.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

In March 2017, the FASB amended its standards to (i) require that the service cost component of net benefit cost associated with pension and postretirement plans be reported in the same line item in which the related employees’ compensation cost is reported and (ii) specify that only the service cost component is eligible for capitalization. The other components of net benefit cost, which may not be capitalized, are to be presented separately. This amendment, which is required to be applied retrospectively, became effective for People’s United on January 1, 2018. Accordingly, net periodic pension and postretirement benefit income (a result of the expected return on plan assets exceeding the sum of the other components) previously reported within compensation and benefits expense is now reported within other non-interest expense in the Consolidated Statements of Income. For the three and six months ended June 30, 2017, $2.1 million and $4.4 million, respectively, of net periodic pension and postretirement benefit income has been reclassified in accordance with the requirements of the standard.

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

Standards effective in 2019

Accounting for Leases

In February 2016, the FASB amended its standards with respect to the accounting for leases. The amended guidance serves to replace all current GAAP guidance on this topic and requires that an operating lease be recognized on the statement of condition as a “right-of-use” asset along with a corresponding liability representing the rent obligation. Key aspects of current lessor accounting generally remain unchanged from existing guidance. This standard is expected to result in an increase to assets and liabilities recognized and, therefore, increase risk-weighted assets for regulatory capital purposes. The guidance requires the use of the modified retrospective transition approach for existing leases that have not expired before the date of initial application and will become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (January 1, 2019 for People’s United).

In July 2018, the FASB issued two targeted improvements to the standard with the objective of reducing the cost and complexity of implementing the guidance. These amendments, which have the same effective date and transition requirements as the new lease standard, serve to (i) introduce an optional transition method allowing entities to recognize a cumulative-effect transition adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented and (ii) provide a practical expedient whereby lessors can elect, by class of underlying asset, to not separate lease and related non-lease components if certain criteria are met.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

In preparing for adoption, the Company has formed a cross-functional working group comprised of individuals from various disciplines, including procurement, real estate and finance, to evaluate the amended guidance and its potential impact on its Consolidated Financial Statements. To date, the Company has identified several areas that are within the scope of the guidance, including (i) its contracts with respect to leased real estate and office equipment and (ii) lease agreements entered into with customers of the Company’s equipment financing businesses. The Company continues to evaluate various service contracts in order to determine whether embedded leases exist that are deemed to be in scope.

At this time, the most significant impact is believed to relate to real estate and office equipment subject to non-cancelable operating lease agreements entered into by the Company as lessee. The amount of the right-of-use assets and corresponding lease liabilities recorded upon adoption will be based, primarily, on the present value of unpaid future minimum lease payments, the amount of which is dependent upon the population of leases in effect at the date of adoption, as well as assumptions with respect to renewals and/or extensions and the interest rate used to discount the future lease obligations. As of December 31, 2017, the Company reported approximately $353 million in future minimum lease payments due under such agreements. While these leases represent a majority of the leases within the scope of the standard, the lease portfolio is subject to change as a result of the execution of new leases and/or termination of existing leases prior to the effective date. Further, the Company will continue to review contracts up through the effective date and may identify additional leases within the scope of the standard. The Federal banking agencies have indicated that to the extent a right-of-use asset arises due to a lease of a tangible asset (e.g. building or equipment), the asset should be: (i) treated as a tangible asset not subject to deduction from regulatory capital; (ii) risk-weighted at 100%; and (iii) included in total assets for leverage capital purposes.

As it relates to lease agreements entered into with equipment financing customers, and for which the Company acts as lessor, the impact is most likely to be related to the definition of initial direct costs (“IDC”) under the new guidance. Specifically, the standard maintains a narrower definition of IDC which may result in the Company recognizing immediately (rather than deferring) certain origination-related expenses. Such expenses would be offset by the recognition of a higher yield on the underlying leases over their contractual term.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

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

Selected Consolidated Financial Information

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(dollars in millions, except per common share data)	2018	2018	2017	2018	2017
Earnings Data:
Net interest income (fully taxable equivalent)	$307.8	$302.1	$285.2	$609.9	$543.3
Net interest income	301.2	295.8	274.9	597.0	523.5
Provision for loan losses	6.5	5.4	7.1	11.9	11.5
Non-interest income	94.9	90.4	91.6	185.3	176.3
Non-interest expense (1)	248.6	243.5	257.3	492.1	483.4
Income before income tax expense	141.0	137.3	102.1	278.3	204.9
Net income	110.2	107.9	69.3	218.1	140.1
Net income available to common shareholders (1)	106.7	104.4	65.8	211.1	133.1

Selected Statistical Data:
Net interest margin (2)	3.10%	3.05%	2.96%	3.07%	2.90%
Return on average assets (1),(2)	1.00	0.98	0.65	0.99	0.68
Return on average common equity (2)	7.6	7.5	4.8	7.5	5.1
Return on average tangible common equity (1),(2)	13.9	13.8	8.7	13.9	9.1
Efficiency ratio (1)	58.4	59.4	58.4	58.9	58.9

Common Share Data:
Earnings per common share:
Basic	$0.31	$0.31	$0.20	$0.62	$0.41
Diluted (1)	0.31	0.30	0.19	0.61	0.41
Dividends paid per common share	0.1750	0.1725	0.1725	0.3475	0.3425
Common dividend payout ratio (1)	56.2%	56.3%	88.6%	56.2%	83.4%
Book value per common share (end of period)	$16.56	$16.43	$16.18	$16.56	$16.18
Tangible book value per common share (end of period) (1)	9.02	8.93	8.99	9.02	8.99
Stock price:
High	19.37	20.26	18.21	20.26	19.85
Low	18.00	18.18	16.44	18.00	16.44
Close (end of period)	18.09	18.66	17.66	18.09	17.66

(1)	See Non-GAAP Financial Measures and Reconciliation to GAAP.
(2)	Annualized.

	As of and for the Three Months Ended
(dollars in millions)	June 30, 2018	March 31, 2018	Dec. 31, 2017	Sept. 30, 2017	June 30, 2017
Financial Condition Data:
Total assets	$44,575	$44,101	$44,453	$43,998	$43,023
Loans	32,512	32,104	32,575	32,384	31,611
Securities	7,324	7,173	7,043	6,914	6,880
Short-term investments	253	470	378	303	216
Allowance for loan losses	237	235	234	233	232
Goodwill and other acquisition-related intangible assets	2,574	2,555	2,560	2,568	2,426
Deposits	32,468	32,894	33,056	32,547	31,815
Borrowings	4,639	3,877	4,104	4,144	4,084
Notes and debentures	889	892	902	906	907
Stockholders’ equity	5,900	5,845	5,820	5,746	5,704
Total risk-weighted assets:
People’s United	33,369	32,833	33,256	32,029	32,095
People’s United Bank, National Association	33,317	32,784	33,202	32,981	32,050
Non-performing assets (1)	187	174	168	191	198
Net loan charge-offs	5.0	4.5	6.5	5.2	6.8

Average Balances:
Loans	$32,116	$32,096	$32,271	$31,994	$31,400
Securities (2)	7,302	7,186	7,022	6,559	6,728
Short-term investments	267	366	361	347	355
Total earning assets	39,685	39,648	39,654	38,900	38,483
Total assets	44,110	44,011	44,039	43,256	42,666
Deposits	32,535	32,824	32,879	32,065	32,024
Borrowings	4,031	3,752	3,836	4,010	3,498
Notes and debentures	890	895	904	909	907
Total funding liabilities	37,456	37,471	37,619	36,984	36,429
Stockholders’ equity	5,870	5,820	5,774	5,722	5,696

Ratios:
Net loan charge-offs to average total loans (annualized)	0.06%	0.06%	0.08%	0.06%	0.09%
Non-performing assets to originated loans, real estate owned and repossessed assets (1)	0.62	0.58	0.56	0.64	0.67
Originated allowance for loan losses to:
Originated loans (1)	0.77	0.78	0.77	0.77	0.77
Originated non-performing loans (1)	138.4	149.3	155.2	131.6	128.1
Average stockholders’ equity to average total assets	13.3	13.2	13.1	13.2	13.4
Stockholders’ equity to total assets	13.2	13.3	13.1	13.1	13.3
Tangible common equity to tangible assets (3)	7.3	7.3	7.2	7.1	7.5
Total risk-based capital:
People’s United	12.5	12.6	12.2	12.0	12.6
People’s United Bank, National Association	13.4	12.9	12.6	12.6	13.3

(1)	Excludes acquired loans.
(2)	Average balances for securities are based on amortized cost.
(3)	See Non-GAAP Financial Measures and Reconciliation to GAAP.

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

The following table summarizes People’s United’s operating non-interest expense and efficiency ratio, as derived from amounts reported in the Consolidated Statements of Income:

	Three Months Ended			Six Months Ended
(dollars in millions)	June 30, 2018	March 31, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Total non-interest expense	$248.6	$243.5	$257.3	$492.1	$483.4

Adjustments to arrive at operating non-interest expense:
Merger-related expenses	(2.9)	—	(24.8)	(2.9)	(26.0)

Total	(2.9)	—	(24.8)	(2.9)	(26.0)

Operating non-interest expense	245.7	243.5	232.5	489.2	457.4

Operating lease expense	(8.7)	(9.0)	(8.7)	(17.7)	(17.5)
Amortization of other acquisition-related intangible assets	(4.9)	(5.1)	(7.9)	(10.0)	(14.2)
Other (1)	(1.7)	(1.3)	(0.4)	(3.0)	(2.2)

Total non-interest expense for efficiency ratio	$230.4	$228.1	$215.5	$458.5	$423.5

Net interest income (FTE basis)	$307.8	$302.1	$285.2	$609.9	$543.3
Total non-interest income	94.9	90.4	91.6	185.3	176.3

Total revenues	402.7	392.5	376.8	795.2	719.6
Adjustments:
Operating lease expense	(8.7)	(9.0)	(8.7)	(17.7)	(17.5)
BOLI FTE adjustment	0.4	0.4	1.0	0.8	1.4
Net security (gains) losses	—	(0.1)	(0.1)	(0.1)	15.6
Other (2)	—	—	—	—	0.2

Total revenues for efficiency ratio	$394.4	$383.8	$369.0	$778.2	$719.3

Efficiency ratio	58.4%	59.4%	58.4%	58.9%	58.9%

(1)	Items classified as “other” and deducted from non-interest expense for purposes of calculating the efficiency ratio include certain franchise taxes and real estate owned expenses.
(2)

Items classified as “other” and deducted from total revenues for purposes of calculating the efficiency ratio include, as applicable, asset write-offs and gains associated with the sale of branch locations

The following table summarizes People’s United’s operating earnings, operating EPS and operating return on average assets:

	Three Months Ended			Six Months Ended
(dollars in millions, except per common share data)	June 30, 2018	March 31, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net income available to common shareholders	$106.7	$104.4	$65.8	$211.1	$133.1

Adjustments to arrive at operating earnings:
Merger-related expenses	2.9	—	24.8	2.9	26.0

Total pre-tax adjustments	2.9	—	24.8	2.9	26.0
Tax effect	(0.6)	—	(8.0)	(0.6)	(8.4)

Total adjustments, net of tax	2.3	—	16.8	2.3	17.6

Operating earnings	$109.0	$104.4	$82.6	$213.4	$150.7

Diluted EPS, as reported	$0.31	$0.30	$0.19	$0.61	$0.41

Adjustments to arrive at operating EPS:
Merger-related expenses	0.01	—	0.05	0.01	0.05

Total adjustments per common share	0.01	—	0.05	0.01	0.05

Operating EPS	$0.32	$0.30	$0.24	$0.62	$0.46

Average total assets	$44,110	$44,011	$42,666	$44,061	$41,498

Operating return on average assets (annualized)	0.99%	0.95%	0.77%	0.97%	0.73%

The following tables summarize People’s United’s operating return on average tangible common equity and operating common dividend payout ratio:

	Three Months Ended			Six Months Ended
(dollars in millions)	June 30, 2018	March 31, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Operating earnings	$109.0	$104.4	$82.6	$213.4	$150.7

Average stockholders’ equity	$5,870	$5,820	$5,696	$5,845	$5,432
Less: Average preferred stock	244	244	244	244	244

Average common equity	5,626	5,576	5,452	5,601	5,188
Less: Average goodwill and average other acquisition-related intangible assets	2,554	2,558	2,415	2,556	2,274

Average tangible common equity	$3,072	$3,018	$3,037	$3,045	$2,914

Operating return on average tangible common equity (annualized)	14.2%	13.8%	10.9%	14.0%	10.3%

	Three Months Ended			Six Months Ended
(dollars in millions)	June 30, 2018	March 31, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Common dividends paid	$59.9	$58.8	$58.3	$118.7	$111.0

Operating earnings	$109.0	$104.4	$82.6	$213.4	$150.7

Operating common dividend payout ratio	55.0%	56.3%	70.6%	55.6%	73.7%

The following tables summarize People’s United’s tangible common equity ratio and tangible book value per common share derived from amounts reported in the Consolidated Statements of Condition:

(dollars in millions)	June 30, 2018	March 31, 2018	Dec. 31, 2017	Sept. 30, 2017	June 30, 2017
Total stockholders’ equity	$5,900	$5,845	$5,820	$5,746	$5,704
Less: Preferred stock	244	244	244	244	244

Common equity	5,656	5,601	5,576	5,502	5,460
Less: Goodwill and other acquisition-related intangible assets	2,574	2,555	2,560	2,568	2,426

Tangible common equity	$3,082	$3,046	$3,016	$2,934	$3,034

Total assets	$44,575	$44,101	$44,453	$43,998	$43,023
Less: Goodwill and other acquisition-related intangible assets	2,574	2,555	2,560	2,568	2,426

Tangible assets	$42,001	$41,546	$41,893	$41,430	$40,597

Tangible common equity ratio	7.3%	7.3%	7.2%	7.1%	7.5%

(in millions, except per common share data)	June 30, 2018	March 31, 2018	Dec. 31, 2017	Sept. 30, 2017	June 30, 2017
Tangible common equity	$3,082	$3,046	$3,016	$2,934	$3,034

Common shares issued	437.06	436.56	435.64	433.59	433.34
Less: Common shares classified as treasury shares	89.02	89.02	89.04	89.04	89.04
Unallocated ESOP common shares	6.45	6.53	6.62	6.71	6.79

Common shares	341.59	341.01	339.98	337.84	337.51

Tangible book value per common share	$9.02	$8.93	$8.87	$8.68	$8.99

Financial Overview

People’s United reported net income of $110.2 million, or $0.31 per diluted common share, for the three months ended June 30, 2018, compared to $69.3 million, or $0.19 per diluted common share, for the year-ago period. Included in this quarter’s results were merger-related expenses totaling $2.9 million ($2.3 million after-tax) or $0.01 per common share. Included in the results for the three months ended June 30, 2017 were merger-related expenses totaling $24.8 million ($16.8 million after-tax) or $0.05 per common share. Compared to the year-ago period, second quarter 2018 earnings reflect the benefits from recent acquisitions, continued loan and deposit growth, and meaningful cost control. People’s United’s return on average assets was 1.00% for the three months ended June 30, 2018 compared to 0.65% for the year-ago period. Return on average tangible common equity was 13.9% for the three months ended June 30, 2018 compared to 8.7% for the year-ago period. Compared to the second quarter of 2017, FTE net interest income increased $22.6 million to $307.8 million and the net interest margin increased 14 basis points to 3.10% (see Net Interest Income).

Net income for the six months ended June 30, 2018 totaled $218.1 million, or $0.61 per diluted common share, compared to $140.1 million, or $0.41 per diluted common share, for the year-ago period. Included in the results for the six months ended June 30, 2018 were merger-related expenses totaling $2.9 million ($2.3 million after-tax) or $0.01 per common share. Included in the results for the six months ended June 30, 2017 were merger-related expenses totaling $26.0 million ($17.6 million after-tax) or $0.05 per common share. People’s United’s return on average assets was 0.99% for the six months ended June 30, 2018 compared to 0.68% for the year-ago period. Return on average tangible stockholders’ equity was 13.9% for the six months ended June 30, 2018 compared to 9.1% for the year-ago period. FTE net interest income totaled $609.9 million for the six months ended June 30, 2018, a $66.6 million increase from the year-ago period and the net interest margin increased 17 basis points to 3.07%.

Average total earning assets increased $1.2 billion compared to the second quarter of 2017, primarily reflecting increases of $716 million in average total loans and $575 million in average securities. Average total funding liabilities increased $1.0 billion compared to the year-ago quarter, reflecting increases of $533 million in average total borrowings and $512 million in average total deposits.

Compared to the year-ago quarter, total non-interest income increased $3.3 million and total non-interest expense decreased $8.7 million. The efficiency ratio was 58.4% for both the second quarter of 2018 and the year-ago period (see Non-Interest Income and Non-Interest Expense).

The provision for loan losses in the second quarter of 2018 totaled $6.5 million compared to $7.1 million in the year-ago period. Net loan charge-offs as a percentage of average total loans on an annualized basis were 0.06% in the second quarter of 2018 compared to 0.09% in the year-ago quarter. The allowance for loan losses on originated loans was $232.8 million at June 30, 2018, a $2.0 million increase from December 31, 2017. The allowance for loan losses on acquired loans was $4.0 million at June 30, 2018, a $0.4 million increase from December 31, 2017. Non-performing assets (excluding acquired non-performing loans) totaled $187.0 million at June 30, 2018, an $18.9 million increase from December 31, 2017. At June 30, 2018, the originated allowance for loan losses as a percentage of originated loans was 0.77% and as a percentage of originated non-performing loans was 138.4%, compared to 0.77% and 155.2%, respectively, at December 31, 2017 (see Asset Quality).

People’s United’s total stockholders’ equity was $5.9 billion at both June 30, 2018 and December 31, 2017. Stockholders’ equity as a percentage of total assets was 13.2% at June 30, 2018 compared to 13.1% at December 31, 2017. Tangible common equity as a percentage of tangible assets was 7.3% at June 30, 2018 compared to 7.2% at December 31, 2017 (see Stockholders’ Equity and Dividends). People’s United’s and People’s United Bank, National Association’s (“the Bank”) Total risk-based capital ratios were 12.5% and 13.4%, respectively, at June 30, 2018, compared to 12.2% and 12.6%, respectively, at December 31, 2017 (see Regulatory Capital Requirements).

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

Segment Performance Summary

Three months ended June 30, 2018 (in millions)	Commercial Banking	Retail Banking	Total Reportable Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$171.0	$112.2	$283.2	$23.7	$(5.7)	$301.2
Provision for loan losses	9.4	2.2	11.6	—	(5.1)	6.5
Total non-interest income	44.2	46.5	90.7	2.6	1.6	94.9
Total non-interest expense	92.9	140.0	232.9	4.6	11.1	248.6

Income (loss) before income tax expense (benefit)	112.9	16.5	129.4	21.7	(10.1)	141.0
Income tax expense (benefit)	24.6	3.6	28.2	4.7	(2.1)	30.8

Net income (loss)	$88.3	$12.9	$101.2	$17.0	$(8.0)	$110.2

Average total assets	$25,532.4	$9,697.1	$35,229.5	$7,903.8	$976.5	$44,109.8
Average total liabilities	9,024.2	20,224.5	29,248.7	8,573.6	417.9	38,240.2

Six months ended June 30, 2018 (in millions)	Commercial Banking	Retail Banking	Total Reportable Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$339.0	$219.0	$558.0	$49.5	$(10.5)	$597.0
Provision for loan losses	18.6	4.4	23.0	—	(11.1)	11.9
Total non-interest income	87.4	91.8	179.2	4.8	1.3	185.3
Total non-interest expense	188.7	279.3	468.0	9.4	14.7	492.1

Income (loss) before income tax expense (benefit)	219.1	27.1	246.2	44.9	(12.8)	278.3
Income tax expense (benefit)	47.3	5.9	53.2	9.7	(2.7)	60.2

Net income (loss)	$171.8	$21.2	$193.0	$35.2	$(10.1)	$218.1

Average total assets	$25,497.4	$9,731.8	$35,229.2	$7,900.8	$930.8	$44,060.8
Average total liabilities	9,172.1	20,175.8	29,347.9	8,472.7	395.0	38,215.6

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Net interest income	$171.0	$154.4	$339.0	$294.5
Provision for loan losses	9.4	10.5	18.6	20.1
Total non-interest income	44.2	41.6	87.4	81.3
Total non-interest expense	92.9	87.4	188.7	171.9

Income before income tax expense	112.9	98.1	219.1	183.8
Income tax expense	24.6	31.5	47.3	58.2

Net income	$88.3	$66.6	$171.8	$125.6

Average total assets	$25,532.4	$24,630.3	$25,497.4	$23,611.3
Average total liabilities	9,024.2	7,442.5	9,172.1	7,302.0

Commercial Banking net income increased $21.7 million for the three months ended June 30, 2018 compared to the year-ago period, reflecting increases in net interest income and non-interest income, partially offset by an increase in non-interest expense. The $16.6 million increase in net interest income primarily reflects the benefits from an increase in average commercial loans and leases as well as new business yields higher than the total portfolio yield, partially offset by the adverse effect of increases in net FTP funding charges and interest expense. Non-interest income for the three months ended June 30, 2018 increased $2.6 million compared to the year-ago period, primarily reflecting increases in net customer interest rate swap income and investment management fees, partially offset by a decrease in commercial banking lending fees. The $5.5 million increase in non-interest expense in the second quarter of 2018 compared to the year-ago period reflects a higher level of direct expenses, partially offset by a decrease in allocated expenses. Compared to the second quarter of 2017, average total assets increased $902 million and average total liabilities increased $1.6 billion, reflecting the LEAF Commercial Capital, Inc. (“LEAF”) acquisition (August 1, 2017), as well as organic loan and deposit growth.

Retail Banking includes, as its principal business lines, consumer lending (including residential mortgage and home equity lending) and consumer deposit gathering activities. This segment also includes brokerage, financial advisory services, investment management services and life insurance provided by People’s Securities, Inc. and non-institutional trust services.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Net interest income	$112.2	$102.5	$219.0	$193.7
Provision for loan losses	2.2	3.4	4.4	6.6
Total non-interest income	46.5	46.2	91.8	89.6
Total non-interest expense	140.0	137.0	279.3	269.7

Income before income tax expense	16.5	8.3	27.1	7.0
Income tax expense	3.6	2.7	5.9	2.3

Net income	$12.9	$5.6	$21.2	$4.7

Average total assets	$9,697.1	$9,782.5	$9,731.8	$9,602.7
Average total liabilities	20,224.5	20,902.2	20,175.8	20,003.9

Retail Banking net income increased $7.3 million for the three months ended June 30, 2018 compared to the year-ago period, reflecting an increase in net interest income, partially offset by an increase in non-interest expense. The $9.7 million increase in net interest income primarily reflects the benefits from higher net FTP funding credits, an increase in average residential mortgage loans as well as new business yields higher than the total portfolio yield, partially offset by an increase in interest expense. The $3.0 million increase in non-interest expense in the second quarter of 2018 compared to the year-ago period reflects higher levels of both direct and allocated expenses. Compared to the second quarter of 2017, average total assets decreased $85 million, primarily reflecting a change in loan mix, and average total liabilities decreased $678 million, primarily reflecting a decrease in average deposits.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Net interest income	$23.7	$27.7	$49.5	$54.1
Total non-interest income	2.6	3.6	4.8	5.1
Total non-interest expense	4.6	2.6	9.4	6.8

Income before income tax expense	21.7	28.7	44.9	52.4
Income tax expense	4.7	9.2	9.7	16.6

Net income	$17.0	$19.5	$35.2	$35.8

Average total assets	$7,903.8	$7,470.3	$7,900.8	$7,496.0
Average total liabilities	8,573.6	8,249.7	8,472.7	8,373.9

Treasury net income for the three months ended June 30, 2018 decreased $2.5 million compared to the year-ago period, reflecting a decrease in net interest income and non-interest income and an increase in non-interest expense. The decrease in net interest income primarily reflects an increase in interest expense and the unfavorable impact of tax reform on the Company’s municipal bond holdings, which resulted in a lower FTE adjustment, partially offset by the benefits from an increase in securities income and higher net FTP funding credits. The increase in non-interest expense in the second quarter of 2018 compared to the year-ago period reflects a higher level of allocated expenses. Compared to the second quarter of 2017, average total assets increased $434 million, reflecting an increase in average securities, and average total liabilities increased $324 million, reflecting an increase in borrowings, partially offset by a decrease in deposits.

Other includes the residual financial impact from the allocation of revenues and expenses (including the provision for loan losses) and certain revenues and expenses not attributable to a particular segment; assets and liabilities not attributable to a particular segment; reversal of the FTE adjustment since net interest income for each segment is presented on an FTE basis; and the FTP impact from excess capital. Included in non-interest expense for the three and six months ended June 30, 2018 are merger-related expenses totaling $2.9 million and a $4.1 million charge relating to the closure of ten branches. Non-interest expense for the three and six months ended June 30, 2017 includes merger-related expenses totaling $24.8 million and $26.0 million, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Net interest loss	$(5.7)	$(9.7)	$(10.5)	$(18.8)
Provision for loan losses	(5.1)	(6.8)	(11.1)	(15.2)
Total non-interest income	1.6	0.2	1.3	0.3
Total non-interest expense	11.1	30.3	14.7	35.0

Loss before income tax benefit	(10.1)	(33.0)	(12.8)	(38.3)
Income tax benefit	(2.1)	(10.6)	(2.7)	(12.3)

Net loss	$(8.0)	$(22.4)	$(10.1)	$(26.0)

Average total assets	$976.5	$782.7	$930.8	$788.0
Average total liabilities	417.9	375.3	395.0	385.8

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

In response to continued signs of a moderately expanding U.S. economy, the Federal Reserve Board has raised the target range for the federal funds rate by a total of 50 basis points to between 1.75% and 2.00% in 2018 after raising the target range three times during 2017 by a total of 75 basis points. For the second quarter of 2018, the average effective federal funds rate was 1.74%.

The net interest margin was 3.10% in the second quarter of 2018, compared to 3.05% in the first quarter of 2017 and 2.96% in the second quarter of 2017. The improvement in the net interest margin from the first quarter of 2018 primarily reflects higher yields on new loan originations and the upward repricing of floating-rate loans.

Second Quarter 2018 Compared to Second Quarter 2017

FTE net interest income increased $22.6 million compared to the second quarter of 2017, reflecting a $49.7 million increase in total interest and dividend income, partially offset by a $27.1 million increase in total interest expense, and the net interest margin increased 14 basis points to 3.10%.

Average total earning assets were $39.7 billion in the second quarter of 2018, a $1.2 billion increase from the second quarter of 2017, reflecting increases of $716 million in average total loans and $575 million in average securities, partially offset by an $88 million decrease in average short-term investments. The average total commercial and residential mortgage loan portfolios increased $712 million and $160 million, respectively, compared to the year-ago period, reflecting organic growth and loans acquired in the LEAF acquisition (August 1, 2017), and the average home equity loan portfolio decreased $157 million. Within the commercial loan portfolio, increases in equipment financing and commercial and industrial of $1.0 billion and $282 million, respectively, were partially offset by a $568 million decrease in commercial real estate. The decrease in the commercial real estate portfolio primarily reflects expected run-off in the transactional portion of the New York multi-family portfolio.

Average total loans, average securities and average short-term investments comprised 81%, 18% and 1%, respectively, of average total earning assets in the second quarter of 2018, compared to 82%, 17% and 1%, respectively, in the second quarter of 2017. In the current quarter, the yield earned on the total loan portfolio was 4.13% and the yield earned on securities and short-term investments was 2.67%, compared to 3.65% and 2.57%, respectively, in the year-ago period. At June 30, 2018, approximately 44% of the Company’s loan portfolio was comprised of Prime Rate and one-month Libor-based loans, compared to 43% at December 31, 2017.

Average total funding liabilities were $38.2 billion in the second quarter of 2018, a $1.0 billion increase from the year-ago period, reflecting increases of $533 million in average total borrowings and $512 million in average total deposits. The increase in average total borrowings reflects the additional funding used to support loan growth and securities purchases. The increase in average total deposits reflects organic growth and a $216 million increase in average brokered deposits. Excluding brokered deposits, average non-interest-bearing deposits and average time deposits increased $473 million and $356 million, respectively, while average savings, interest-bearing checking and money market deposits decreased $534 million Average total deposits comprised 87% and 88% of average total funding liabilities in the second quarters of 2018 and 2017, respectively.

The 27 basis point increase to 0.79% in the rate paid on average total funding liabilities in the second quarter of 2018 compared to 2017 primarily reflects the increases in the target federal funds rate discussed above. The rate paid on average total deposits increased 19 basis points, reflecting increases of 44 basis points in time deposits and 20 basis points in savings, interest-bearing checking and money market deposits, partially offset by the benefit from a $473 million increase in non-interest-bearing deposits. Average savings, interest-bearing checking and money market deposits and average time deposits comprised 59% and 17%, respectively, of average total deposits in the second quarter of 2018 compared to 62% and 15%, respectively, in the comparable 2017 period.

Second Quarter 2018 Compared to First Quarter 2018

FTE net interest income increased $5.7 million compared to the first quarter of 2018, reflecting a $16.6 million increase in total interest and dividend income, partially offset by a $10.9 million increase in total interest expense, and the net interest margin increased five basis points to 3.10%. The improvement in the net interest margin reflects (i) higher yields on new loan originations and the securities portfolios, which benefited the net interest margin by 13 and one basis points, respectively, and (ii) one additional calendar day in the second quarter, which benefitted the margin by two basis points, partially offset by higher rates on deposits and borrowings, which reduced the net interest margin by six and five basis points, respectively.

Average total earning assets increased $37 million from the first quarter of 2018, reflecting increases of $116 million in average securities and $21 million in average total loans, partially offset by a $100 million decrease in average short-term investments. In the second quarter of 2018, the average total commercial and residential mortgage loan portfolios increased $61 million and $17 million, respectively, and the average home equity loan portfolio decreased $57 million.

Average total funding liabilities decreased $15 million from the first quarter of 2018, primarily reflecting a $288 million decrease in average total deposits, reflecting, in part, the seasonal decline in certain municipal deposits, partially offset by a $279 million increase in average total borrowings.

The following tables present average balance sheets, FTE-basis interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended June 30, 2018, March 31, 2018 and June 30, 2017, and the six months ended June 30, 2018 and 2017. The average balances are principally daily averages and, for loans, include both performing and non-performing balances. Interest income on loans includes the effect of deferred loan fees and costs accounted for as yield adjustments, but does not include interest on loans for which People’s United has ceased to accrue interest. Premium amortization and discount accretion (including amounts attributable to purchase accounting adjustments) are also included in the respective interest income and interest expense amounts. The impact of People’s United’s use of derivative instruments in managing IRR is also reflected in the tables, classified according to the instrument hedged and the related risk management objective.

Average Balance Sheet, Interest and Yield/Rate Analysis (1)

	June 30, 2018			March 31, 2018			June 30, 2017
Three months ended (dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Short-term investments	$266.7	$1.3	2.02%	$366.4	$1.2	1.35%	$354.8	$0.9	0.97%
Securities (2)	7,302.1	49.2	2.69	7,186.1	48.0	2.67	6,727.5	44.6	2.65
Loans:
Commercial real estate	10,802.9	111.5	4.13	10,934.2	107.0	3.91	11,371.4	105.3	3.70
Commercial and industrial	8,558.3	92.6	4.32	8,418.6	84.6	4.02	8,276.1	77.7	3.75
Equipment financing	3,923.6	50.5	5.14	3,870.6	48.9	5.06	2,924.8	31.5	4.31
Residential mortgage	6,853.6	55.5	3.24	6,837.1	54.9	3.21	6,693.3	52.4	3.14
Home equity and other consumer	1,977.6	21.4	4.33	2,035.0	20.8	4.09	2,134.8	19.9	3.73

Total loans	32,116.0	331.5	4.13	32,095.5	316.2	3.94	31,400.4	286.8	3.65

Total earning assets	39,684.8	$382.0	3.85%	39,648.0	$365.4	3.69%	38,482.7	$332.3	3.45%

Other assets	4,425.0			4,363.3			4,183.1

Total assets	$44,109.8			$44,011.3			$42,665.8

Liabilities and stockholders’ equity:
Deposits:
Non-interest-bearing	$7,872.7	$—	—%	$7,796.7	$—	—%	$7,399.5	$—	—%
Savings, interest-bearing checking and money market	19,220.6	28.2	0.59	19,642.6	24.9	0.51	19,895.8	19.6	0.39
Time	5,442.3	19.1	1.40	5,384.5	16.4	1.22	4,728.7	11.3	0.96

Total deposits	32,535.6	47.3	0.58	32,823.8	41.3	0.50	32,024.0	30.9	0.39

Borrowings:
Federal Home Loan Bank advances	3,009.3	14.8	1.97	2,677.1	10.9	1.63	2,546.6	7.1	1.11
Federal funds purchased	634.5	3.0	1.86	608.3	2.3	1.53	625.2	1.6	1.04
Customer repurchase agreements	228.7	0.1	0.31	262.6	0.1	0.18	313.9	0.1	0.19
Other borrowings	158.5	0.6	1.45	203.7	0.9	1.65	11.8	0.1	0.79

Total borrowings	4,031.0	18.5	1.84	3,751.7	14.2	1.51	3,497.5	8.9	1.02

Notes and debentures	889.6	8.4	3.79	895.2	7.8	3.48	907.2	7.3	3.24

Total funding liabilities	37,456.2	$74.2	0.79%	37,470.7	$63.3	0.68%	36,428.7	$47.1	0.52%

Other liabilities	784.0			720.1			541.0

Total liabilities	38,240.2			38,190.8			36,969.7
Stockholders’ equity	5,869.6			5,820.5			5,696.1

Total liabilities and stockholders’ equity	$44,109.8			$44,011.3			$42,665.8

Net interest income/spread (3)		$307.8	3.06%		$302.1	3.01%		$285.2	2.93%

Net interest margin			3.10%			3.05%			2.96%

(1)	Average yields earned and rates paid are annualized.
(2)	Average balances and yields for securities are based on amortized cost.
(3)	The FTE adjustment was $6.6 million, $6.3 million and $10.3 million for the three months ended June 30, 2018, March 31, 2018 and June 30, 2017, respectively.

Average Balance Sheet, Interest and Yield/Rate Analysis (1)

	June 30, 2018			June 30, 2017
Six months ended (dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Short-term investments	$316.3	$2.5	1.63%	$362.6	$1.6	0.89%
Securities (2)	7,244.4	97.2	2.68	6,779.2	87.8	2.59
Loans:
Commercial real estate	10,868.2	218.5	4.02	10,783.8	193.9	3.60
Commercial and industrial	8,488.8	177.2	4.18	7,996.0	145.6	3.64
Equipment financing	3,897.3	99.4	5.10	2,948.5	63.1	4.28
Residential mortgage	6,845.4	110.4	3.22	6,534.9	102.0	3.12
Home equity and other consumer	2,006.2	42.2	4.20	2,120.2	38.3	3.62

Total loans	32,105.9	647.7	4.03	30,383.4	542.9	3.57

Total earning assets	39,666.6	$747.4	3.77%	37,525.2	$632.3	3.37%

Other assets	4,394.2			3,972.8

Total assets	$44,060.8			$41,498.0

Liabilities and stockholders’ equity:
Deposits:
Non-interest-bearing	$7,834.9	$—	—%	$6,919.9	$—	—%
Savings, interest-bearing checking and money market	19,430.4	53.1	0.55	19,404.6	36.0	0.37
Time	5,413.6	35.5	1.31	4,654.9	22.0	0.95

Total deposits	32,678.9	88.6	0.54	30,979.4	58.0	0.37

Borrowings:
Federal Home Loan Bank advances	2,844.1	25.7	1.81	2,628.7	12.9	0.98
Federal funds purchased	621.5	5.3	1.70	616.4	2.8	0.91
Customer repurchase agreements	245.5	0.3	0.24	311.7	0.3	0.19
Other borrowings	181.0	1.4	1.57	45.7	0.2	0.79

Total borrowings	3,892.1	32.7	1.68	3,602.5	16.2	0.90

Notes and debentures	892.5	16.2	3.63	936.3	14.8	3.17

Total funding liabilities	37,463.5	$137.5	0.73%	35,518.2	$89.0	0.50%

Other liabilities	752.1			547.4

Total liabilities	38,215.6			36,065.6
Stockholders’ equity	5,845.2			5,432.4

Total liabilities and stockholders’ equity	$44,060.8			$41,498.0

Net interest income/spread (3)		$609.9	3.04%		$543.3	2.87%

Net interest margin			3.07%			2.90%

(1)	Average yields earned and rates paid are annualized.
(2)	Average balances and yields for securities are based on amortized cost.
(3)	The FTE adjustment was $12.9 million and $19.8 million for the six months ended June 30, 2018 and 2017, respectively.

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

	Three Months Ended June 30, 2018 Compared To
	June 30, 2017			March 31, 2018
	Increase (Decrease)			Increase (Decrease)
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Short-term investments	$(0.3)	$0.7	$0.4	$(0.4)	$0.5	$0.1
Securities	3.9	0.7	4.6	0.8	0.4	1.2
Loans:
Commercial real estate	(5.4)	11.6	6.2	(1.3)	5.8	4.5
Commercial and industrial	2.7	12.2	14.9	1.4	6.6	8.0
Equipment financing	12.1	6.9	19.0	0.7	0.9	1.6
Residential mortgage	1.3	1.8	3.1	0.1	0.5	0.6
Home equity and other consumer	(1.5)	3.0	1.5	(0.6)	1.2	0.6

Total loans	9.2	35.5	44.7	0.3	15.0	15.3

Total change in interest and dividend income	12.8	36.9	49.7	0.7	15.9	16.6

Interest expense:
Deposits:
Savings, interest-bearing checking and money market	(0.7)	9.3	8.6	(0.5)	3.8	3.3
Time	1.9	5.9	7.8	0.2	2.5	2.7

Total deposits	1.2	15.2	16.4	(0.3)	6.3	6.0

Borrowings:
Federal Home Loan Bank advances	1.5	6.2	7.7	1.5	2.4	3.9
Federal funds purchased	—	1.4	1.4	0.1	0.6	0.7
Customer repurchase agreements	—	—	—	—	—	—
Other borrowings	0.5	—	0.5	(0.2)	(0.1)	(0.3)

Total borrowings	2.0	7.6	9.6	1.4	2.9	4.3

Notes and debentures	(0.1)	1.2	1.1	—	0.6	0.6

Total change in interest expense	3.1	24.0	27.1	1.1	9.8	10.9

Change in net interest income	$9.7	$12.9	$22.6	$(0.4)	$6.1	$5.7

Volume and Rate Analysis

	Six Months Ended June 30, 2018
	Compared To June 30, 2017
	Increase (Decrease)
(in millions)	Volume	Rate	Total
Interest and dividend income:
Short-term investments	$(0.2)	$1.1	$0.9
Securities	6.2	3.2	9.4
Loans:
Commercial real estate	1.5	23.1	24.6
Commercial and industrial	9.4	22.2	31.6
Equipment financing	22.7	13.6	36.3
Residential mortgage	4.9	3.5	8.4
Home equity and other consumer	(2.1)	6.0	3.9

Total loans	36.4	68.4	104.8

Total change in interest and dividend income	42.4	72.7	115.1

Interest expense:
Deposits:
Savings, interest-bearing checking and money market	—	17.1	17.1
Time	4.0	9.5	13.5

Total deposits	4.0	26.6	30.6

Borrowings:
Federal Home Loan Bank advances	1.1	11.7	12.8
Federal funds purchased	—	2.5	2.5
Customer repurchase agreements	(0.1)	0.1	—
Other borrowings	0.9	0.3	1.2

Total borrowings	1.9	14.6	16.5

Notes and debentures	(0.7)	2.1	1.4

Total change in interest expense	5.2	43.3	48.5

Change in net interest income	$37.2	$29.4	$66.6

Non-Interest Income

	Three Months Ended			Six Months Ended
(in millions)	June 30, 2018	March 31, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Bank service charges	$24.3	$23.8	$25.0	$48.1	$48.5
Investment management fees	17.2	17.7	16.3	34.9	32.3
Operating lease income	11.2	10.7	11.0	21.9	21.2
Commercial banking lending fees	9.4	10.4	11.5	19.8	19.7
Insurance revenue	8.3	9.8	7.5	18.1	16.6
Cash management fees	7.0	6.6	6.5	13.6	12.8
Brokerage commissions	3.2	3.1	3.4	6.3	6.4
Net security gains (losses)	—	0.1	0.1	0.1	(15.6)
Other non-interest income:
Customer interest rate swap income, net	4.0	1.5	2.4	5.5	5.2
BOLI	1.4	1.6	1.9	3.0	2.7
Net gains on sales of residential mortgage loans	0.2	0.3	0.7	0.5	1.6
Other	8.7	4.8	5.3	13.5	24.9

Total other non-interest income	14.3	8.2	10.3	22.5	34.4

Total non-interest income	$94.9	$90.4	$91.6	$185.3	$176.3

Total non-interest income in the second quarter of 2018 increased $3.3 million compared to the second quarter of 2017 and $4.5 million compared to the first quarter of 2018. The increase in non-interest income in the second quarter of 2018 compared to the year-ago period primarily reflects increases in net customer interest rate swap income, investment management fees and other non-interest income, partially offset by a decrease in commercial banking lending fees. The increase in non-interest income compared to the first quarter of 2018 primarily reflects increases in net customer interest rate swap income and other non-interest income, partially offset by decreases in insurance revenue and commercial banking lending fees.

The improvement in investment management fees compared to the second quarter of 2017 primarily reflects the continued benefits from new revenue initiatives, additional personnel in our key markets and a broader suite of product offerings. At June 30, 2018, assets under administration, which are not reported as assets of People’s United, totaled $23.6 billion, of which $9.0 billion are under discretionary management, compared to $23.8 billion and $9.1 billion, respectively, at December 31, 2017.

The decrease in insurance revenue from the first quarter of 2018 primarily reflects the seasonality of commercial insurance renewals. The improvement in insurance revenue from the year-ago period primarily reflects the benefits resulting from recent acquisitions. The decrease in commercial banking lending fees compared to both the second quarter of 2017 and the first quarter of 2018 primarily reflects a lower level of prepayment fees collected in the second quarter of 2018.

The increase in net customer interest rate swap income in the second quarter of 2018 compared to both the second quarter of 2017 and the first quarter of 2018 reflects increases in both the number and notional value of swap transactions. The decrease in net gains on sales of residential mortgage loans in the second quarter of 2018 compared to the year-ago period reflects a 31% decrease in the volume of residential mortgage loans sold as well as narrower spreads on pricing. Loans held-for-sale at June 30, 2018 consisted of newly-originated residential mortgage loans with a carrying amount of $17.1 million.

On an FTE basis, BOLI income totaled $1.8 million in the second quarter of 2018 compared to $2.0 million in the first quarter of 2018 and $2.9 million in the year-ago quarter. BOLI income in the first quarter of 2018 and the second quarter of 2017 includes death benefits received totaling $0.3 million and $0.5 million, respectively. The FTE adjustment on BOLI income beginning in 2018 reflects a reduction in the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018.

Net security losses for the six months ended June 30, 2017 reflect $15.7 million of gross realized losses resulting from the sale of low-yielding and short duration U.S. Treasury and collateralized mortgage obligations securities with a combined amortized cost of $486.9 million. Included in other non-interest income are gains related to certain legacy investments totaling $2.0 million in the second quarter of 2018, $0.5 million in the first quarter of 2018 and $0.2 million in the second quarter of 2017. Other non-interest income for the six months ended June 30, 2017 includes a $16.1 million gain recorded in connection with the Company’s exchange of its ownership interest in a non-marketable equity security (previously recorded in other assets) for total consideration of $16.3 million.

Non-Interest Expense

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(dollars in millions)	2018	2018	2017	2018	2017
Compensation and benefits	$135.0	$140.7	$132.1	$275.7	$260.0
Occupancy and equipment	40.8	41.2	39.8	82.0	78.4
Professional and outside services	20.6	18.6	28.1	39.2	43.6
Regulatory assessments	9.9	10.6	9.9	20.5	19.5
Operating lease expense	8.7	9.0	8.7	17.7	17.5
Amortization of other acquisition-related intangible assets	4.9	5.1	7.9	10.0	14.2
Other non-interest expense:
Stationery, printing, postage and telephone	6.2	6.0	6.1	12.2	11.7
Advertising and promotion	4.2	2.6	3.1	6.8	5.6
Other	18.3	9.7	21.6	28.0	32.9

Total other non-interest expense	28.7	18.3	30.8	47.0	50.2

Total non-interest expense	$248.6	$243.5	$257.3	$492.1	$483.4

Efficiency ratio	58.4%	59.4%	58.4%	58.9%	58.9%

Total non-interest expense in the second quarter of 2018 decreased $8.7 million compared to the second quarter of 2017 and increased $5.1 million compared to the first quarter of 2018. Included in total non-interest expense in both the second quarter of 2018 and 2017 are merger-related expenses totaling $2.9 million and $24.8 million, respectively (none in the first quarter of 2018). Excluding such expenses, total non-interest expense increased $13.2 million compared to the second quarter of 2017 and increased $2.2 million compared to the first quarter of 2018. The increase in total non-interest expense in the second quarter of 2018 compared to the year-ago period (excluding merger-related expenses) primarily reflects the incremental costs resulting from the acquisition of LEAF, effective August 1, 2017, and a branch closure accrual (discussed below), partially offset by a reduction in the amortization of other acquisition-related intangible assets.

As compared to the first quarter of 2018, the improvement in the efficiency ratio reflects increases in both adjusted total revenues (3%) and adjusted total expenses (1%) (see Non-GAAP Financial Measures and Reconciliation to GAAP).

In March 2017, the Financial Accounting Standards Board amended its standards to (i) require that the service cost component of net benefit cost associated with pension and postretirement plans be reported in the same line item in which the related employees’ compensation cost is reported and (ii) specify that only the service cost component is eligible for capitalization. The other components of net benefit cost, which may not be capitalized, are to be presented separately. This amendment, which is being applied retrospectively, became effective for People’s United on January 1, 2018. Accordingly, net periodic pension and postretirement benefit expense (income) previously included in compensation and benefits expense is now included in other non-interest expense for all periods presented. For the three and six months ended June 30, 2017, $2.1 million and $4.4 million, respectively, of net periodic pension and postretirement benefit income has been reclassified in accordance with the requirements of the standard.

Included in compensation and benefits in the second quarter of 2017 are merger-related expenses totaling $3.4 million. Excluding such expenses, the year-over-year increase in compensation and benefits primarily reflects LEAF personnel costs in the current period (none in the prior year period), as well as normal merit increases and higher incentive-related expenses. The decrease in compensation and benefits compared to the first quarter of 2018 primarily reflects lower payroll and health care costs, partially offset by normal merit increases and higher incentive-related expenses.

The increase in occupancy and equipment expense in the second quarter of 2018 compared to the year-ago period primarily reflects the incremental costs resulting from the acquisitions completed in 2017. Professional and outside services fees include merger-related expenses totaling $2.1 million in the second quarter of 2018 and $10.8 million in the second quarter of 2017. Excluding such expenses, the increase in professional and outside services fees in the second quarter of 2018 compared to the second quarter of 2017 is primarily related to the timing of certain projects.

Regulatory assessments include Federal Deposit Insurance Corporation (“FDIC”) insurance premiums that are primarily based on the Bank’s average total assets and average tangible equity, and FDIC-defined risk factors. The actual amount of future regulatory assessments will be dependent on several factors, including: (i) the Bank’s average total assets and average tangible equity; (ii) the Bank’s risk profile; and (iii) whether additional special assessments are imposed in future periods and the manner in which such assessments are determined. The decrease in regulatory assessments compared to the first quarter of 2018 primarily reflects the benefit from a reduction in the Bank’s assessment rate in 2018.

Scheduled amortization expense attributable to other acquisition-related intangible assets for the full-year of 2018 and each of the next five years is as follows: $19.9 million in 2018; $18.4 million in 2019; $16.8 million in 2020; $15.0 million in 2021; $13.5 million in 2022; and $8.5 million in 2023. The decline in amortization of other acquisition-related intangible assets expense in 2018 reflects certain core deposit intangible assets that were fully amortized as of December 31, 2017.

The increase in advertising and promotion expense in the second quarter of 2018 compared to both the first quarter of 2018 and the second quarter of 2017 reflects an increased level of spending. Included in other non-interest expense in the second quarter of 2018 is a $4.1 million charge relating to the closure of ten branches and $0.8 million of merger-related expenses. Included in other non-interest expense in the year-ago period are merger-related expenses totaling $10.6 million.

Income Taxes

People’s United’s effective income tax rate was 21.6% for the six months ended June 30, 2018 compared to 27.8% for the full-year of 2017. The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The most significant provision of the Act applicable to the Company serves to reduce the U.S. federal corporate income tax rate, effective January 1, 2018, from 35% to 21%. People’s United’s effective income tax rate for the full-year 2018 is expected to be approximately 22%. Differences, if any, arising between People’s United’s effective income tax rate and the U.S. federal statutory rate of 21% are generally attributable to: (i) tax-exempt interest earned on certain investments; (ii) tax-exempt income from BOLI; and (iii) state income taxes.

FINANCIAL CONDITION

General

Total assets at June 30, 2018 were $44.6 billion, a $121 million increase from December 31, 2017, primarily reflecting a $281 million increase in total securities, partially offset by a $63 million decrease in total loans. The increase in total securities primarily reflects net purchases of government sponsored enterprise mortgage-backed securities and municipal bonds, partially offset by a $58 million increase in the unrealized loss on debt securities available-for-sale. The decrease in total loans from December 31, 2017 to June 30, 2018 reflects decreases of $17 million in commercial loans and $46 million in retail loans. Originated loans increased $178 million from December 31, 2017 to $30.3 billion (commercial loans increased $191 million and retail loans decreased $13 million) and acquired loans decreased $241 million. At June 30, 2018, the carrying amount of the acquired loan portfolio was $2.2 billion.

Non-performing assets (excluding acquired non-performing loans) totaled $187.0 million at June 30, 2018, an $18.9 million increase from December 31, 2017, primarily reflecting increases in non-performing commercial and industrial loans of $17.5 million and non-performing equipment financing loans of $4.9 million, partially offset by a $3.4 million decrease in non-performing commercial real estate loans. At June 30, 2018, acquired non-performing loans totaled $26.7 million compared to $29.7 million at December 31, 2017. The allowance for loan losses totaled $236.8 million ($232.8 million on originated loans and $4.0 million on acquired loans) at June 30, 2018, compared to $234.4 million ($230.8 million on originated loans and $3.6 million on acquired loans) at December 31, 2017. At June 30, 2018, the originated allowance for loan losses as a percentage of originated loans was 0.77% and as a percentage of originated non-performing loans was 138.4%, compared to 0.77% and 155.2%, respectively, at December 31, 2017.

At June 30, 2018, total liabilities were $38.7 billion, a $41 million increase from December 31, 2017, primarily reflecting increases of $535 million in total borrowings and $106 million in other liabilities, partially offset by a $588 million decrease in total deposits.

People’s United’s total stockholders’ equity was $5.9 billion at June 30, 2018, an $80 million increase from December 31, 2017. As a percentage of total assets, stockholders’ equity was 13.2% and 13.1% at June 30, 2018 and December 31, 2017, respectively. Tangible common equity equaled 7.3% of tangible assets at June 30, 2018 compared to 7.2% at December 31, 2017 (see Stockholders Equity and Dividends).

People’s United’s (consolidated) Tier 1 Leverage capital ratio and its Common Equity Tier 1 (“CET 1”), Tier 1 and Total risk-based capital ratios were 8.6%, 10.0%, 10.8% and 12.5%, respectively, at June 30, 2018, compared to 8.3%, 9.7%, 10.4% and 12.2%, respectively, at December 31, 2017. The Bank’s Tier 1 Leverage capital ratio and its CET 1, Tier 1 and Total risk-based capital ratios were 9.1%, 11.4%, 11.4% and 13.4%, respectively, at June 30, 2018, compared to 8.5%, 10.7%, 10.7% and 12.6%, respectively, at December 31, 2017 (see Regulatory Capital Requirements).

Loans

People’s United’s lending activities consist of originating loans secured by commercial and residential properties, and extending secured and unsecured loans to commercial and consumer customers.

The following tables summarize People’s United’s loan portfolios:

Commercial Real Estate

	June 30,	December 31,
(in millions)	2018	2017
Property Type:
Residential (multi-family)	$3,656.5	$3,894.0
Retail	2,930.9	2,901.5
Office buildings	2,108.4	2,142.7
Hospitality/entertainment	636.5	622.6
Industrial/manufacturing	577.2	642.4
Health care	375.5	394.8
Mixed/special use	203.9	205.1
Self storage	176.1	173.0
Land	36.0	44.0
Other	60.1	48.6

Total commercial real estate	$10,761.1	$11,068.7

Commercial and Industrial

	June 30,	December 31,
(in millions)	2018	2017
Industry:
Finance and insurance	$1,560.2	$1,473.1
Service	1,489.8	1,586.0
Manufacturing	1,306.4	1,297.7
Wholesale trade	1,222.8	1,166.9
Real estate, rental and leasing	834.6	819.3
Health services	792.6	724.2
Retail trade	697.5	756.9
Transportation and utility	285.6	296.4
Construction	249.8	248.8
Arts, entertainment and recreation	152.0	146.5
Information and media	109.8	99.2
Public administration	55.0	65.0
Other	67.2	51.1

Total commercial and industrial	$8,823.3	$8,731.1

Equipment Financing

	June 30,	December 31,
(in millions)	2018	2017
Industry:
Transportation and utilities	$1,148.7	$1,148.5
Rental and leasing	522.7	505.5
Construction	503.9	495.1
Service	483.6	388.9
Manufacturing	217.9	201.9
Printing	198.2	201.3
Wholesale trade	198.2	189.1
Waste management	186.6	191.9
Health services	172.4	168.0
Packaging	106.4	99.4
Retail trade	95.2	79.6
Mining, oil and gas	63.0	53.4
Other	207.1	182.8

Total equipment financing	$4,103.9	$3,905.4

Residential Mortgage

	June 30,	December 31,
(in millions)	2018	2017
Adjustable-rate	$5,928.2	$5,926.6
Fixed-rate	938.0	879.1

Total residential mortgage	$6,866.2	$6,805.7

Home Equity and Other Consumer

(in millions)	June 30, 2018	December 31, 2017
Home equity lines of credit	$1,679.8	$1,796.1
Home equity loans	229.7	219.1
Other	48.0	49.2

Total home equity and other consumer	$1,957.5	$2,064.4

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

Guidance issued by the Office of the Comptroller of the Currency requires that loans subject to a borrower’s discharge from personal liability following a Chapter 7 bankruptcy be treated as TDRs, included in non-performing loans and written down to the estimated collateral value, regardless of delinquency status. Included in TDRs at June 30, 2018 are $22.2 million of such loans. Of this amount, $16.7 million, or 75%, were less than 90 days past due on their payments as of that date.

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

During the six months ended June 30, 2018, we performed 46 loan modifications that were not classified as TDRs. The balances of the loans at the time of the respective modifications totaled $93.6 million. In each case, we concluded that the modification did not result in the granting of a concession based on one or more of the following considerations: (i) the receipt of additional collateral (the nature and amount of which was deemed to serve as adequate compensation for other terms of the restructuring) and/or guarantees; (ii) the borrower having access to funds at a market rate for debt with similar risk characteristics as the restructured debt; and (iii) the restructuring resulting in a delay in payment that is insignificant in relation to the other terms of the obligation. See Note 3 to the Consolidated Financial Statements for additional disclosures relating to TDRs.

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

At June 30, 2018, the loan portfolio included $1.2 billion of interest-only residential mortgage loans. People’s United began originating interest-only residential mortgage loans in March 2003. The underwriting guidelines and requirements for such loans are generally more restrictive than those applied to other types of residential mortgage loans. People’s United has not originated interest-only residential mortgage loans that permit negative amortization or optional payment amounts. Amortization of an interest-only residential mortgage loan begins after the initial interest rate changes (e.g. after 5 years for a 5/1 adjustable-rate mortgage). In general, People’s United’s underwriting guidelines for residential mortgage loans require the following: (i) properties must be single-family and owner-occupied primary residences; (ii) lower loan-to-value (“LTV”) ratios (less than 60% on average); (iii) higher credit scores (greater than 700 on average); and (iv) sufficient post-closing reserves.

Updated estimates of property values are obtained from an independent third-party for residential mortgage loans 90 days past due. At June 30, 2018, non-performing residential mortgage loans totaling $0.2 million had current LTV ratios of more than 100%. At that date, the weighted average LTV ratio and FICO score for the residential mortgage loan portfolio were 63% and 759, respectively.

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

During the six months ended June 30, 2018, the Company issued 15 investor refunds, totaling $0.1 million, under contractual recourse agreements. Based on the limited number of repurchase requests the Company has historically received, the immaterial cost associated with such repurchase requests and management’s view that this past experience is consistent with our current and near-term estimate of such exposure, the Company has established a reserve for such repurchase requests, which totaled $0.1 million as of June 30, 2018.

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

The following table sets forth, as of June 30, 2018, the committed amount of HELOCs scheduled to have the draw period end during the years shown:

December 31, (in millions)	Credit Lines
2018	$64.5
2019	102.3
2020	165.6
2021	281.4
2022	444.7
2023	475.2
Later years	1,839.9

Total	$3,373.6

Approximately 83% of our HELOCs are presently in their draw period. Although converted amortizing payment loans represent only a small portion of the portfolio, our default and delinquency statistics indicate a higher level of occurrence for such loans when compared to HELOCs that are still in the draw period.

Delinquency statistics for the HELOC portfolio as of June 30, 2018 are as follows:

	Portfolio	Delinquencies
(dollars in millions)	Balance	Amount	Percent
HELOC status:
Still in draw period	$1,401.1	$5.5	0.40%
Amortizing payment	278.7	14.0	5.03

For the three months ended June 30, 2018, 45% of our borrowers with balances outstanding under HELOCs paid only the minimum amount due.

The majority of home equity loans fully amortize over terms ranging from 5 to 20 years. Home equity loans are limited to first or second liens on a borrower’s primary residence. The maximum LTV ratio is 80% on a single-family property, including a condominium, and 70% on a two-family property. Lower LTV ratios are required on larger line amounts.

We are not able, at this time, to develop statistics for the entire home equity portfolio (both HELOCs and home equity loans) with respect to first liens serviced by third parties that have priority over our junior liens, as lien position data has not historically been captured on our loan servicing systems. As of June 30, 2018, full and complete first lien position data was not readily available for 27% of the home equity portfolio. Effective January 2011, we began tracking lien position data for all new originations and our collections department continues to add lien position data once a loan reaches 75 days past due in connection with our updated assessment of combined loan-to-value (“CLTV”) exposure, which takes place for loans 90 days past due. In addition, when we are notified that the holder of a superior lien has commenced a foreclosure action, our home equity account is identified in the collections system for ongoing monitoring of the legal action. As of June 30, 2018, the portion of the home equity portfolio more than 90 days past due with a CLTV greater than 80% was $4.0 million.

As of June 30, 2018, full and complete first lien position data was readily available for 73%, or $1.4 billion, of the home equity portfolio. Of that total, 39%, or $536.5 million, are in a junior lien position. We estimate that of those junior liens, 35%, or $187.8 million, are held or serviced by others.

When the first lien is held by a third-party, we can, in some cases, obtain an indication that a first lien is in default through information reported to credit bureaus. However, because more than one mortgage may be reported in a borrower’s credit report and there may not be a corresponding property address associated with reported mortgages, we are often unable to associate a specific first lien with our junior lien. As of June 30, 2018, there were 27 loans totaling $2.4 million for which we have received notification that the holder of a superior lien has commenced foreclosure action. For 13 of the loans (totaling $1.7 million), our second lien position was performing at the time such foreclosure action was commenced. The total estimated loss related to those 13 loans was $0.1 million as of June 30, 2018. It is important to note that the percentage of new home equity originations for which we hold the first lien has increased steadily from approximately 40% in 2009 to approximately 60% as of June 30, 2018.

We believe there are several factors that serve to mitigate the potential risk associated with the limitations on available first lien data. Most importantly, our underwriting guidelines for home equity loans, which have been, and continue to be, consistently applied, generally require the following: (i) properties located within our geographic footprint; (ii) lower LTV ratios; and (iii) higher credit scores. Notwithstanding the maximum LTV ratios and minimum FICO scores discussed previously, actual LTV ratios at origination were less than 60% on average and current FICO scores of our borrowers are greater than 750 on average. In addition, as of June 30, 2018, 94% of the portfolio balance relates to originations that occurred since 2005, which is generally recognized as the peak of the last housing bubble. We believe these factors are a primary reason for the portfolio’s relatively low level of non-performing loans and net loan charge-offs, both in terms of absolute dollars and as a percentage of average total loans.

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

As of June 30, 2018, the weighted average CLTV ratio and FICO score for the home equity portfolio were 58% and 752, respectively.

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

People’s United’s construction loan portfolio totaled $590.3 million (2% of total loans) at June 30, 2018. The total committed amount at that date, including both the outstanding balance and the unadvanced portion of such loans, was $1.0 billion. In some cases, a portion of the total committed amount includes an accompanying interest reserve. At June 30, 2018, construction loans totaling $260.4 million had remaining available interest reserves of $24.8 million. At that date, the Company had no construction loans with interest reserves that were on non-accrual status and included in non-performing loans.

Historically, certain economic conditions have resulted in an increase in the number of extension requests for commercial real estate and construction loans, some of which may have included related repayment guarantees. Modifications of commercial real estate loans involving maturity extensions are evaluated according to the Company’s normal underwriting standards and are classified as TDRs if the borrower is experiencing financial difficulty and is afforded a concession by People’s United similar to those discussed previously. People’s United had $5.4 million of restructured construction loans at June 30, 2018.

An extension may be granted to allow for the completion of the project, marketing or sales of completed units, or to provide for permanent financing, and is based on a re-underwriting of the loan and management’s assessment of the borrower’s ability to perform according to the agreed-upon terms. Typically, at the time of an extension, borrowers are performing in accordance with contractual loan terms. Extension terms generally do not exceed 12 to 18 months and usually require that the borrower provide additional economic support in the form of partial repayment, additional collateral or guarantees. In cases where the fair value of the collateral or the financial resources of the borrower are deemed insufficient to repay the loan, reliance may be placed on the support of a guarantee, if applicable. However, such guarantees are never considered the sole source of repayment.

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

In establishing the allowance for loan losses for larger-balance, non-homogeneous loans, the Company also gives consideration to certain qualitative factors, including the macroeconomic environment and any potential imprecision inherent in its loan loss model that may result from having limited historical loan loss data which, in turn, may result in inaccurate probability of default and loss-given-default estimates. In this manner, historical portfolio experience, as described above, is not adjusted and the allowance for loan losses always includes a component attributable to qualitative factors, the degree of which may change from period to period as such qualitative factors indicate improving or worsening trends. The Company evaluates the qualitative factors on a quarterly basis in order to conclude that they continue to be appropriate. There were no significant changes in our approach to determining the qualitative component of the related allowance for loan losses during the six months ended June 30, 2018.

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

In establishing the allowance for loan losses for smaller-balance, homogeneous loans, the amount reflecting the Company’s consideration of qualitative factors is added to the amount attributable to historical portfolio loss experience. In this manner, historical charge-off data (whether periods or amounts) is not adjusted and the allowance for loan losses always includes a component attributable to qualitative factors, the degree of which may change from period to period as such qualitative factors indicate improving or worsening trends. The Company evaluates the qualitative factors on a quarterly basis in order to conclude that they continue to be appropriate. There were no significant changes in our approach to determining the qualitative component of the related allowance for loan losses during the six months ended June 30, 2018.

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

People’s United did not change its methodologies with respect to determining the allowance for loan losses during the first six months of 2018. As part of its ongoing assessment of the allowance for loan losses, People’s United regularly makes refinements to certain underlying assumptions used in its methodologies. However, such refinements did not have a material impact on the allowance for loan losses or the provision for loan losses as of or for the six months ended June 30, 2018.

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

For purchased performing loans, the required allowance for loan losses is determined in a manner similar to that for originated loans with a provision for loan losses only recorded when the required allowance for loan losses exceeds any remaining purchase discount at the loan level. For PCI loans, the difference between contractually required principal and interest payments at the acquisition date and the undiscounted cash flows expected to be collected at the acquisition date is referred to as the “nonaccretable difference”, which includes an estimate of future credit losses expected to be incurred over the life of the loans in each pool. A decrease in the expected cash flows in subsequent periods requires the establishment of an allowance for loan losses at that time. At June 30, 2018 and December 31, 2017, the allowance for loan losses on acquired loans was $4.0 million and $3.6 million, respectively.

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

Provision and Allowance for Loan Losses

	Three Months Ended			Six Months Ended
(dollars in millions)	June 30, 2018	March 31, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Allowance for loan losses on originated loans:
Balance at beginning of period	$231.3	$230.8	$225.0	$230.8	$223.0
Charge-offs	(4.7)	(4.4)	(6.7)	(9.1)	(11.3)
Recoveries	1.9	1.4	1.8	3.3	4.0

Net loan charge-offs	(2.8)	(3.0)	(4.9)	(5.8)	(7.3)
Provision for loan losses	4.3	3.5	7.8	7.8	12.2

Balance at end of period	$232.8	$231.3	$227.9	$232.8	$227.9

Allowance for loan losses on acquired loans:
Balance at beginning of period	$4.0	$3.6	$6.3	$3.6	$6.3
Charge-offs	(2.5)	(1.8)	(1.9)	(4.3)	(1.9)
Recoveries	0.3	0.3	(0.7)	0.6	(0.7)

Net loan charge-offs	(2.2)	(1.5)	(2.6)	(3.7)	(2.6)
Provision for loan losses	2.2	1.9	—	4.1	—

Balance at end of period	$4.0	$4.0	$3.7	$4.0	$3.7

Originated commercial allowance for loan losses as a percentage of originated commercial loans	0.93%	0.94%	0.94%	0.93%	0.94%
Originated retail allowance for loan losses as a percentage of originated retail loans	0.36	0.36	0.35	0.36	0.35
Total originated allowance for loan losses as a percentage of:
Originated loans	0.77	0.78	0.77	0.77	0.77
Originated non-performing loans	138.4	149.3	128.1	138.4	128.1

The provision for loan losses on originated loans totaled $4.3 million for the three months ended June 30, 2018, reflecting $2.8 million in net loan charge-offs and an increase in the originated allowance for loan losses in response to portfolio-specific risk factors and loan growth. The provision for loan losses on originated loans totaled $7.8 million in the year-ago period, reflecting $4.9 million in net loan charge-offs and an increase in the originated allowance for loan losses in response to portfolio-specific risk factors and loan growth. The provision for loan losses on acquired loans for the three months ended June 30, 2018 reflects impairment.

Management believes that the level of the allowance for loan losses at June 30, 2018 is appropriate to cover probable losses.

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

The decision whether to charge-off all or a portion of a loan rather than to record a specific or general loss allowance is based on an assessment of all available information that aids in determining the loan’s net realizable value. Typically, this involves consideration of both (i) the fair value of any collateral securing the loan, including whether the estimate of fair value has been derived from an appraisal or other market information and (ii) other factors affecting the likelihood of repayment, including the existence of guarantees and insurance. If the amount by which the Company’s recorded investment in the loan exceeds its net realizable value is deemed to be a confirmed loss, a charge-off is recorded. Otherwise, a specific or general reserve is established, as applicable. The comparatively low level of net loan charge-offs in recent years, in terms of absolute dollars and as a percentage of average total loans, may not be sustainable in the future.

Net Loan Charge-Offs (Recoveries)

	Three Months Ended			Six Months Ended
(in millions)	June 30, 2018	March 31, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Commercial:
Commercial real estate	$0.7	$0.5	$1.2	$1.2	$1.2
Commercial and industrial	1.7	1.7	1.8	3.4	2.6
Equipment financing	2.6	1.6	2.7	4.2	3.2

Total	5.0	3.8	5.7	8.8	7.0

Retail:
Residential mortgage	(0.1)	0.2	0.1	0.1	0.2
Home equity	—	0.4	0.7	0.4	1.8
Other consumer	0.1	0.1	0.3	0.2	0.2

Total	—	0.7	1.1	0.7	2.2

Total net loan charge-offs	$5.0	$4.5	$6.8	$9.5	$9.2

Net Loan Charge-Offs (Recoveries) as a Percentage of Average Total Loans (Annualized)

	Three Months Ended			Six Months Ended
	June 30, 2018	March 31, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Commercial:
Commercial real estate	0.03%	0.02%	0.04%	0.02%	0.02%
Commercial and industrial	0.08	0.08	0.09	0.08	0.06
Equipment financing	0.26	0.17	0.37	0.22	0.22
Retail:
Residential mortgage	(0.01)	0.01	0.01	—	0.01
Home equity	—	0.07	0.13	0.04	0.17
Other consumer	1.13	0.86	1.66	0.99	0.70
Total portfolio	0.06%	0.06%	0.09%	0.06%	0.06%

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

All previously accrued but unpaid interest on non-accrual loans is reversed from interest income in the period in which the accrual of interest is discontinued. Interest payments received on non-accrual loans (including impaired loans) are generally applied as a reduction of principal if future collections are doubtful, although such interest payments may be recognized as income. A loan remains on non-accrual status until the factors that indicated doubtful collectability no longer exist or until a loan is determined to be uncollectible and is charged off against the allowance for loan losses. There were no loans past due 90 days or more and still accruing interest at June 30, 2018 or December 31, 2017.

Non-Performing Assets

(dollars in millions)	June 30, 2018	March 31, 2018	Dec. 31, 2017	Sept. 30, 2017	June 30, 2017
Originated non-performing loans:
Commercial:
Commercial real estate	$20.3	$21.0	$23.7	$36.7	$42.9
Commercial and industrial	50.1	34.6	32.6	34.9	40.2
Equipment financing	49.2	47.7	44.3	54.1	48.2

Total	119.6	103.3	100.6	125.7	131.3

Retail:
Residential mortgage	33.5	35.4	32.7	33.8	30.8
Home equity	15.1	16.1	15.4	14.8	15.8
Other consumer	—	—	—	—	—

Total	48.6	51.5	48.1	48.6	46.6

Total originated non-performing loans (1)	168.2	154.8	148.7	174.3	177.9

Other real estate owned (“REO”):
Commercial	9.3	10.6	9.3	6.3	4.3
Residential	5.8	6.8	7.6	4.7	6.7

Total REO	15.1	17.4	16.9	11.0	11.0

Repossessed assets	3.7	1.8	2.5	5.4	9.2

Total non-performing assets	$187.0	$174.0	$168.1	$190.7	$198.1

Originated non-performing loans as a percentage of originated loans	0.56%	0.52%	0.49%	0.59%	0.60%
Non-performing assets as a percentage of:
Originated loans, REO and repossessed assets	0.62	0.58	0.56	0.64	0.67
Tangible stockholders’ equity and originated allowance for loan losses	5.25	4.94	4.81	5.60	5.65

(1)

Reported net of government guarantees totaling: $2.6 million at June 30, 2018; $3.0 million at March 31, 2018; $3.1 million at December 31, 2017; $4.0 million at September 30, 2017; and $4.2 million at June 30, 2017. These government guarantees relate, almost entirely, to guarantees provided by the Small Business Administration as well as selected other Federal agencies and represent the carrying value of the loans that are covered by such guarantees, the extent of which (i.e. full or partial) varies by loan. At June 30, 2018, the principal loan classes to which these government guarantees relate are commercial and industrial loans (93%) and commercial real estate loans (7%).

The table above excludes acquired loans that are (i) accounted for as PCI loans and/or (ii) covered by a FDIC loss-share agreement (“LSA”) which totaled $21.2 million at June 30, 2018; $23.7 million at March 31, 2018; $25.1 million at December 31, 2017; $24.5 million at September 30, 2017; and $25.1 million at June 30, 2017. Such loans otherwise meet People’s United’s definition of a non-performing loan but are excluded because the loans are included in loan pools that are considered performing and/or credit losses are covered by an FDIC LSA. The discounts arising from recording these loans at fair value were due, in part, to credit quality. Accordingly, such loans are generally accounted for on a pool basis and the accretable yield on the pools is being recognized as interest income over the life of the loans based on expected cash flows at the pool level. In addition, the table excludes purchased performing loans totaling $5.5 million, $6.4 million, $4.6 million and $2.1 million at June 30, 2018, March 31, 2018, December 31, 2017 and September 30, 2017, respectively, of which $5.5 million, $6.4 million, $4.6 million and $1.7 million, respectively, became non-performing subsequent to acquisition.

Total non-performing assets increased $18.9 million from December 31, 2017 and equaled 0.62% of originated loans, REO and repossessed assets at June 30, 2018. The increase in total non-performing assets from December 31, 2017 primarily reflects increases in non-performing commercial and industrial loans of $17.5 million and non-performing equipment financing loans of $4.9 million, partially offset by a $3.4 million decrease in non-performing commercial real estate loans. Included in non-performing loans at June 30, 2018 are two unrelated relationships totaling $21.6 million that were placed on non-accrual status during the second quarter of 2018.

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

In addition to the non-performing loans discussed above, People’s United has also identified $572.6 million in potential problem loans at June 30, 2018 (all of which are included in the originated portfolio). Potential problem loans represent loans that are currently performing, but for which known information about possible credit deterioration on the part of the related borrowers causes management to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms and which may result in the disclosure of such loans as non-performing at some time in the future. The potential problem loans are generally loans that, although performing, have been classified as “substandard” in accordance with People’s United’s loan rating system, which is consistent with guidelines established by banking regulators.

At June 30, 2018, potential problem loans consisted of equipment financing loans ($257.9 million), commercial and industrial loans ($224.4 million) and commercial real estate loans ($90.3 million). Such loans are closely monitored by management and have remained in performing status for a variety of reasons including, but not limited to, delinquency status, borrower payment history and fair value of the underlying collateral. Management cannot predict the extent to which economic conditions may worsen or whether other factors may adversely impact the ability of these borrowers to make payments. Accordingly, there can be no assurance that potential problem loans will not become 90 days or more past due, be placed on non-accrual status, be restructured, or require additional provisions for loan losses.

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

Asset liquidity is provided by: cash; short-term investments and securities purchased under agreements to resell; proceeds from maturities, principal repayments and sales of securities; and proceeds from scheduled principal collections, prepayments and sales of loans. In addition, certain securities may be used to collateralize borrowings under repurchase agreements. The Consolidated Statements of Cash Flows present data on cash provided by and used in People’s United’s operating, investing and financing activities. At June 30, 2018, People’s United (parent company) liquid assets included $227 million in cash and $10 million in equity securities, while the Bank’s liquid assets included $3.7 billion in debt securities available-for-sale and $489 million in cash and cash equivalents. At June 30, 2018, debt securities available-for-sale with a fair value of $1.9 billion and debt securities held-to-maturity with an amortized cost of $1.3 billion were pledged as collateral for public deposits and for other purposes.

Liability liquidity is measured by both People’s United’s and the Bank’s ability to obtain deposits and borrowings at cost-effective rates that are diversified with respect to markets and maturities. Deposits, which are considered the most stable source of liability liquidity, totaled $32.5 billion at June 30, 2018 and represented 74% of total funding (the sum of total deposits, total borrowings, notes and debentures, and stockholders’ equity). Borrowings are used to diversify People’s United’s funding mix and to support asset growth. Borrowings and notes and debentures totaled $4.6 billion and $889 million, respectively, at June 30, 2018, representing 11% and 2%, respectively, of total funding at that date. In June 2018, the Company repaid, without penalty, the one remaining securitization assumed in the acquisition of LEAF previously included in other borrowings.

The Bank’s current available sources of borrowings include: federal funds purchased, advances from the Federal Home Loan Bank (the “FHLB”) of Boston and the Federal Reserve Bank of New York (the “FRB-NY,”), and repurchase agreements. At June 30, 2018, the Bank’s total borrowing capacity from (i) the FHLB of Boston and the FRB-NY for advances and (ii) repurchase agreements was $11.3 billion based on the level of qualifying collateral available for these borrowings. In addition, the Bank had unsecured borrowing capacity of $1.0 billion at that date. FHLB advances are secured by the Bank’s investment in FHLB stock and by a security agreement that requires the Bank to maintain, as collateral, sufficient qualifying assets not otherwise pledged (principally single-family residential mortgage loans, home equity lines of credit and loans, and commercial real estate loans).

At June 30, 2018, the Bank had outstanding commitments to originate loans totaling $1.7 billion and approved, but unused, lines of credit extended to customers totaling $7.1 billion (including $2.1 billion of HELOCs).

The sources of liquidity discussed above are deemed by management to be sufficient to fund outstanding loan commitments and to meet both People’s United’s and the Bank’s other obligations.

Stockholders’ Equity and Dividends

People’s United’s total stockholders’ equity was $5.90 billion at June 30, 2018, an $80.3 million increase from December 31, 2017. This increase primarily reflects (i) net income of $218.1 million for the six months ended June 30, 2018 and (ii) net stock option and restricted stock-related transactions during the six months ended June 30, 2018 totaling $25.7 million, partially offset by (i) common dividends paid of $118.7 million in the six months ended June 30, 2018 and (ii) a $41.7 million increase (excluding a $37.3 million transition adjustment related to the adoption of new accounting standards) in accumulated other comprehensive loss (“AOCL”) since December 31, 2017. The increase in AOCL, net of tax, primarily reflects an increase in the unrealized loss on securities available-for-sale. As a percentage of total assets, stockholders’ equity was 13.2% and 13.1% at June 30, 2018 and December 31, 2017, respectively. Tangible common equity equaled 7.3% of tangible assets at June 30, 2018 compared to 7.2% at December 31, 2017.

In July 2018, People’s United’s Board of Directors declared a quarterly dividend on its common stock of $0.1750 per share. The dividend is payable on August 15, 2018 to shareholders of record on August 1, 2018. Also in July 2018, People’s United’s Board of Directors declared a dividend on its preferred stock, payable on September 15, 2018 to preferred shareholders of record as of September 1, 2018. In May 2018, the Bank paid a cash dividend of $84.0 million to People’s United (parent company).

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

The following is a summary of People’s United’s and the Bank’s regulatory capital amounts and ratios under the Basel III capital rules. The minimum capital required amounts as of June 30, 2018 and December 31, 2017 are based on the capital conservation buffer phase-in provisions of the Basel III capital rules. In connection with the adoption of the Basel III capital rules, both the Company and the Bank elected to opt-out of the requirement to include most components of AOCL in CET 1 capital.

At June 30, 2018, People’s United’s and the Bank’s total risk-weighted assets, as defined, were $33.4 billion and $33,3 billion, respectively, compared to $33.3 billion and $33.2 billion, respectively, at December 31, 2017. As discussed in Note 13 to the Consolidated Financial Statements, regulatory capital was increased during the period by $37.9 million as a result of the reclassification of certain tax effects from AOCL, which resulted in an approximate 11 basis point increase in the risk-based capital ratios of both the Company and the Bank. The improvement in the Bank’s capital ratios since December 31, 2017 also reflects an equity contribution from People’s United (parent company) in 2018.

			Minimum Capital Required		Classification as
	As of June 30, 2018		Basel III Phase-In (2018)		Well-Capitalized
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Capital (1):
People’s United	$3,591.7	8.6%	$1,671.3	4.0%	N/A	N/A
Bank	3,809.6	9.1	1,670.7	4.0	$2,088.4	5.0%
CET 1 Risk-Based Capital (2):
People’s United	3,347.7	10.0	2,127.3	6.375	N/A	N/A
Bank	3,809.6	11.4	2,124.0	6.375	2,165.6	6.5
Tier 1 Risk-Based Capital (3):
People’s United	3,591.7	10.8	2,627.8	7.875	2,002.1	6.0
Bank	3,809.6	11.4	2,623.7	7.875	2,665.4	8.0
Total Risk-Based Capital (4):
People’s United	4,162.8	12.5	3,295.2	9.875	3,336.9	10.0
Bank	4,449.1	13.4	3,290.1	9.875	3,331.7	10.0

			Minimum Capital Required		Classification as
	As of December 31, 2017		Basel III Phase-In (2017)		Well-Capitalized
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Capital (1):
People’s United	$3,474.1	8.3%	$1,666.6	4.0%	N/A	N/A
Bank	3,543.0	8.5	1,663.0	4.0	$2,078.7	5.0%
CET 1 Risk-Based Capital (2):
People’s United	3,230.0	9.7	1,912.2	5.750	N/A	N/A
Bank	3,543.0	10.7	1,909.1	5.750	2,158.2	6.5
Tier 1 Risk-Based Capital (3):
People’s United	3,474.1	10.4	2,411.1	7.250	1,995.4	6.0
Bank	3,543.0	10.7	2,407.2	7.250	2,656.2	8.0
Total Risk-Based Capital (4):
People’s United	4,057.7	12.2	3,076.2	9.250	3,325.6	10.0
Bank	4,179.7	12.6	3,071.2	9.250	3,320.2	10.0

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

The following tables set forth the estimated percent change in the Company’s net interest income at risk over one-year simulation periods beginning June 30, 2018 and December 31, 2017. Given the interest rate environment at those dates, simulations for interest rate declines of more than 100 basis points were not modeled.

	Estimated Percent Change in
Parallel Shock Rate Change	Net Interest Income
(basis points)	June 30, 2018	December 31, 2017
+300	9.3%	9.3%
+200	6.4	6.5
+100	3.4	3.4
-100	(4.3)	(4.9)

	Estimated Percent Change in
Yield Curve Twist Rate Change	Net Interest Income
(basis points)	June 30, 2018	December 31, 2017
Short End -100	(2.4)%	(2.5)%
Short End +100	1.8	1.7
Long End -100	(1.8)	(2.3)
Long End +100	1.6	1.8

The net interest income at risk simulation results indicate that at both June 30, 2018 and December 31, 2017, the Company is asset sensitive over the twelve-month forecast horizon (i.e. net interest income will increase if market rates rise). This is primarily due to: (i) approximately 87% of the Company’s loan portfolio being funded by less rate-sensitive core deposits; (ii) approximately 44% of the Company’s loan portfolio being comprised of Prime Rate and one-month Libor-based loans; and (iii) the repricing of approximately $5 billion of variable-rate loans, the origination of fixed-rate loans and the reinvestment of securities proceeds, all over the twelve-month forecast horizon.

The Company’s asset sensitivity is relatively unchanged since December 31, 2017, as the positive impact on asset sensitivity from an increase in one-month Libor-based loans is essentially offset by the negative impact on assets sensitivity from the purchase of securities and slower mortgage-backed security and residential mortgage loan prepayments as a result of higher interest rates. Based on the Company’s IRR position at June 30, 2018, an immediate 100 basis point parallel increase in interest rates translates to an approximate $44 million increase in net interest income on an annualized basis.

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

The following table sets forth the estimated percent change in the Company’s economic value of equity at risk, assuming various instantaneous parallel shocks in interest rates. Given the interest rate environment at both June 30, 2018 and December 31, 2017, simulations for interest rate declines of more than 100 basis points were not modeled.

Parallel Shock Rate Change	Estimated Percent Change in Economic Value of Equity
(basis points)	June 30, 2018	December 31, 2017
+300	(12.0)%	(10.5)%
+200	(7.1)	(5.4)
+100	(2.8)	(1.4)
-100	(0.2)	(2.9)

The Company’s economic value of equity at risk profile indicates that at June 30, 2018, the Company’s economic value of equity is liability sensitive in a rising rate environment. The increase in liability sensitivity since December 31, 2017 primarily reflects: (i) an increase in mortgage-backed security and residential mortgage loan duration; (ii) a decrease in the modeled weighted average life of non-maturity deposits resulting from higher interest rates; and (iii) a decrease in core deposits.

People’s United’s IRR position at June 30, 2018, as set forth in the net interest income at risk and economic value of equity at risk tables above, reflects an asset sensitive net interest income at risk position and a liability sensitive economic value of equity position. From a net interest income perspective, asset sensitivity over the next 12 months is primarily attributable to the effect of the substantial Prime and Libor-based loan balances that are funded mainly by less rate-sensitive deposits. From an economic value of equity perspective, in a rising rate environment, the Company’s assets are more price sensitive than its liabilities due to slightly longer asset duration, which serves to create a liability sensitive risk position. Given the uncertainty of the magnitude, timing and direction of future interest rate movements and the shape of the yield curve, actual results may vary from those predicted by the Company’s models.

Management has established procedures to be followed in the event of an anticipated or actual breach in policy limits. As of June 30, 2018, there were no breaches of the Company’s internal policy limits with respect to either IRR measure. Management utilizes both interest rate measures in the normal course of measuring and managing IRR and believes that each measure is valuable in understanding the Company’s IRR position.

People’s United uses derivative financial instruments, including interest rate swaps, as components of its market risk management (principally to manage IRR). Certain other derivatives are entered into in connection with transactions with commercial customers. Derivatives are not used for speculative purposes. At June 30, 2018, People’s United used interest rate swaps to manage IRR associated with certain interest-bearing assets and interest-bearing liabilities.

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

Certain of People’s United’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of master netting arrangements and posted collateral). There were no derivative instruments with such credit-related contingent features in a net liability position at June 30, 2018.

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

Derivative Financial Instruments

The following table summarizes certain information concerning derivative financial instruments utilized by People’s United in its management of IRR and foreign currency risk:

	Interest Rate Swaps				Foreign Exchange Contracts
	Cash Flow		Fair Value
As of June 30, 2018 (dollars in millions)	Hedge		Hedge
Notional principal amounts	$210.0		$375.0		$56.7
Weighted average interest rates:
Pay floating (receive fixed)	1.98% (1.72%	)	Libor + 1.265% (4.00%	)	N/A
Weighted average remaining term to maturity (in months)	28		73		1
Fair value:
Recognized as an asset	$—		$—		$0.3
Recognized as a liability	—		—		0.7

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

The following table summarizes certain information concerning these interest rate swaps and caps:

	Interest Rate Swaps				Interest Rate Caps
As of June 30, 2018 (dollars in millions)	Commercial Customers		Institutional Counterparties		Commercial Customers	Institutional Counterparties
Notional principal amounts	$6,520.1		$6,226.2		$325.2	$325.2
Weighted average interest rates:
Pay floating (receive fixed)	1.84% (2.30%	)	—		N/A	N/A
Pay fixed (receive floating)	—		2.14% (1.93%	)	N/A	N/A
Weighted average strike rate	N/A		N/A		0.42%	0.42%
Weighted average remaining term to maturity (in months)	78		81		26	26
Fair value:
Recognized as an asset	$26.1		$24.7		$—	$3.5
Recognized as a liability	169.3		9.9		3.5	—

See Notes 11 and 12 to the Consolidated Financial Statements for further information relating to derivatives.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

The information required by this item appears on pages 102 through 106 of this report.

Item 4 – Controls and Procedures

People’s United’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of People’s United’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that People’s United’s disclosure controls and procedures are effective, as of June 30, 2018, to ensure that information relating to People’s United, which is required to be disclosed in the reports People’s United files with the Securities and Exchange Commission under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

During the quarter ended June 30, 2018, there has not been any change in People’s United’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, People’s United’s internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information with respect to purchases made by People’s United of its common stock during the three months ended June 30, 2018:

Issuer Purchases of Equity Securities

			Total number of	Maximum number
			shares purchased as	of shares that may
	Total number	Average	part of publicly	yet be purchased
	of shares	price paid	announced plans	under the plans
Period	purchased	per share	or programs	or programs
April 1 - 30, 2018
Tendered by employees (1)	—	$—	—	—
May 1 - 31, 2018
Tendered by employees (1)	—	$—	—	—
June 1 - 30, 2018
Tendered by employees (1)	2,584	$18.67	—	—

Total:
Tendered by employees (1)	2,584	$18.67	—	—

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

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 – Other Information

None.

Item 6 – Exhibits

The following Exhibits are filed herewith:

Designation	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.1	The following financial information from People’s United Financial, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 formatted in XBRL: (i) Consolidated Statements of Condition as of June 30, 2018 and December 31, 2017; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2018 and 2017; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017; and (vi) Notes to Consolidated Financial Statements.

INDEX TO EXHIBITS

Designation	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.1	The following financial information from People’s United Financial, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 formatted in XBRL: (i) Consolidated Statements of Condition as of June 30, 2018 and December 31, 2017; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2018 and 2017; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017; and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, People’s United Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLE’S UNITED FINANCIAL, INC.

Date: August 9, 2018	By:	/s/ John P. Barnes
John P. Barnes
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2018	By:	/s/ R. David Rosato
R. David Rosato
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: August 9, 2018	By:	/s/ Jeffrey Hoyt
Jeffrey Hoyt
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)