Form 10-Q
period 2018-09-30
People's United Financial, Inc.
filed 2018-11-09
CIK 1378946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of October 31, 2018, there were 377,364,168 shares of the registrant’s common stock outstanding.

People’s United Financial Inc.

Form 10-Q

Part 1 - Financial Information

Item	1 - Financial Statements

People’s United Financial, Inc.

Consolidated Statements of Condition - (Unaudited)

(in millions)	September 30, 2018	December 31, 2017
Assets
Cash and due from banks	$410.5	$505.1
Short-term investments	127.5	377.5

Total cash and cash equivalents (note 2)	538.0	882.6

Securities (notes 2 and 13):
Trading debt securities, at fair value	8.3	8.2
Equity securities, at fair value	8.9	8.7
Debt securities available-for-sale, at fair value	3,312.1	3,125.3
Debt securities held-to-maturity, at amortized cost (fair value of $3.67 billion and $3.63 billion)	3,742.9	3,588.1
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	312.4	312.3

Total securities	7,384.6	7,042.6

Loans held-for-sale	15.2	16.6

Loans (note 3):
Commercial real estate	10,595.5	11,068.7
Commercial and industrial	8,568.6	8,731.1
Equipment financing	4,209.3	3,905.4

Total Commercial Portfolio	23,373.4	23,705.2

Residential mortgage	6,911.9	6,805.7
Home equity and other consumer	1,914.0	2,064.4

Total Retail Portfolio	8,825.9	8,870.1

Total loans	32,199.3	32,575.3
Less allowance for loan losses	(238.0)	(234.4)

Total loans, net	31,961.3	32,340.9

Goodwill (note 6)	2,435.2	2,411.4
Bank-owned life insurance	407.7	405.0
Premises and equipment, net	243.8	253.0
Other acquisition-related intangible assets (note 6)	133.7	148.6
Other assets (notes 1, 3 and 11)	1,013.7	952.7

Total assets	$44,133.2	$44,453.4

Liabilities
Deposits:
Non-interest-bearing	$8,060.2	$8,002.4
Savings	4,048.8	4,410.5
Interest-bearing checking and money market	15,065.3	15,189.1
Time	6,035.9	5,454.3

Total deposits	33,210.2	33,056.3

Borrowings:
Federal Home Loan Bank advances	2,369.7	2,774.4
Federal funds purchased	735.0	820.0
Customer repurchase agreements	261.3	301.6
Other borrowings	26.0	207.8

Total borrowings	3,392.0	4,103.8

Notes and debentures	885.6	901.6
Other liabilities (notes 1 and 11)	686.5	571.8

Total liabilities	38,174.3	38,633.5

Commitments and contingencies (notes 1 and 8)

Stockholders’ Equity (notes 4, 7 and 13)
Preferred stock ($0.01 par value; 50.0 million shares authorized; 10.0 million shares issued and outstanding at both dates)	244.1	244.1
Common stock ($0.01 par value; 1.95 billion shares authorized; 437.7 million shares and 435.6 million shares issued)	4.4	4.4
Additional paid-in capital	6,054.3	6,012.3
Retained earnings	1,220.9	1,040.2
Unallocated common stock of Employee Stock Ownership Plan, at cost (6.4 million shares and 6.6 million shares)	(131.9)	(137.3)
Accumulated other comprehensive loss	(270.8)	(181.7)
Treasury stock, at cost (89.0 million shares at both dates)	(1,162.1)	(1,162.1)

Total stockholders’ equity	5,958.9	5,819.9

Total liabilities and stockholders’ equity	$44,133.2	$44,453.4

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Income - (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per common share data)	2018	2017	2018	2017
Interest and dividend income:
Commercial real estate	$114.7	$105.6	$333.2	$299.5
Commercial and industrial	93.2	80.0	265.6	218.7
Equipment financing	56.2	41.5	155.6	104.6
Residential mortgage	56.0	52.5	166.0	154.1
Home equity and other consumer	22.0	21.0	64.2	59.3

Total interest on loans	342.1	300.6	984.6	836.2
Securities	46.6	37.2	135.7	112.1
Short-term investments	1.1	1.1	3.6	2.7
Loans held-for-sale	0.2	0.3	0.6	0.7

Total interest and dividend income	390.0	339.2	1,124.5	951.7

Interest expense:
Deposits	56.9	34.4	145.5	92.4
Borrowings	18.2	12.7	50.9	28.9
Notes and debentures	8.5	7.5	24.7	22.3

Total interest expense	83.6	54.6	221.1	143.6

Net interest income	306.4	284.6	903.4	808.1
Provision for loan losses (note 3)	8.2	7.0	20.1	18.5

Net interest income after provision for loan losses	298.2	277.6	883.3	789.6

Non-interest income:
Bank service charges	24.9	25.3	73.0	73.8
Investment management fees	17.4	16.9	52.3	49.2
Operating lease income	11.0	10.9	32.9	32.1
Insurance revenue	9.8	9.7	27.9	26.3
Commercial banking lending fees	7.9	7.0	27.7	26.7
Cash management fees	7.0	6.8	20.6	19.6
Brokerage commissions	3.2	2.8	9.5	9.2
Net security gains (losses) (note 2)	0.1	—	0.2	(15.6)
Other non-interest income (note 2)	11.0	9.9	33.5	44.3

Total non-interest income	92.3	89.3	277.6	265.6

Non-interest expense:
Compensation and benefits (note 13)	135.7	129.9	411.4	389.9
Occupancy and equipment	41.6	40.2	123.6	118.6
Professional and outside services	17.0	19.2	56.2	62.8
Regulatory assessments	10.0	10.3	30.5	29.8
Operating lease expense	8.9	8.8	26.6	26.3
Amortization of other acquisition-related intangible assets (note 6)	4.9	7.9	14.9	22.1
Other non-interest expense (note 13)	23.2	20.8	70.2	71.0

Total non-interest expense	241.3	237.1	733.4	720.5

Income before income tax expense	149.2	129.8	427.5	334.7
Income tax expense (note 1)	32.2	39.0	92.4	103.8

Net income	117.0	90.8	335.1	230.9
Preferred stock dividend	3.5	3.5	10.5	10.5

Net income available to common shareholders	$113.5	$87.3	$324.6	$220.4

Earnings per common share (note 5):
Basic	$0.33	$0.26	$0.95	$0.67
Diluted	0.33	0.26	0.94	0.67

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Comprehensive Income - (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Net income	$117.0	$90.8	$335.1	$230.9

Other comprehensive (loss) income, net of tax:
Net actuarial loss and prior service credit related to pension and other postretirement plans	1.5	0.9	4.5	2.8
Net unrealized gains and losses on debt securities available-for-sale	(12.0)	3.6	(56.3)	21.0
Amortization of unrealized losses on debt securities transferred to held-to-maturity	0.7	0.6	2.3	1.6
Net unrealized gains and losses on derivatives accounted for as cash flow hedges	(0.3)	(0.2)	(2.3)	(0.1)

Total other comprehensive (loss) income, net of tax (note 4)	(10.1)	4.9	(51.8)	25.3

Total comprehensive income	$106.9	$95.7	$283.3	$256.2

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Changes in Stockholders’ Equity - (Unaudited)

Nine months ended September 30, 2018 (in millions, except per common share data)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallocated ESOP Common Stock	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2017	$244.1	$4.4	$6,012.3	$1,040.2	$(137.3)	$(181.7)	$(1,162.1)	$5,819.9
Net income	—	—	—	335.1	—	—	—	335.1
Total other comprehensive loss, net of tax (note 4)	—	—	—	—	—	(51.8)	—	(51.8)
Cash dividends on common stock ($0.5225 per share)	—	—	—	(178.8)	—	—	—	(178.8)
Cash dividends on preferred stock	—	—	—	(10.5)	—	—	—	(10.5)
Restricted stock and performance-based share awards	—	—	10.8	—	—	—	—	10.8
Employee Stock Ownership Plan common committed to be released (note 7)	—	—	—	(0.6)	5.4	—	—	4.8
Common stock repurchased and retired upon vesting of restricted stock awards	—	—	—	(2.4)	—	—	—	(2.4)
Stock options exercised	—	—	31.2	—	—	—	—	31.2
Transition adjustments related to adoption of new accounting standards (notes 4 and 13)	—	—	—	37.9	—	(37.3)	—	0.6

Balance at September 30, 2018	$244.1	$4.4	$6,054.3	$1,220.9	$(131.9)	$(270.8)	$(1,162.1)	$5,958.9

Nine months ended September 30, 2017 (in millions, except per common share data)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallocated ESOP Common Stock	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2016	$244.1	$4.0	$5,446.1	$949.3	$(144.6)	$(195.0)	$(1,162.0)	$5,141.9
Net income	—	—	—	230.9	—	—	—	230.9
Total other comprehensive income, net of tax (note 4)	—	—	—	—	—	25.3	—	25.3
Common stock issued in Suffolk Bancorp acquisition	—	0.2	484.6	—	—	—	—	484.8
Cash dividends on common stock ($0.5150 per share)	—	—	—	(169.3)	—	—	—	(169.3)
Cash dividends on preferred stock	—	—	—	(10.5)	—	—	—	(10.5)
Restricted stock and performance-based share awards	—	—	9.1	—	—	—	(0.1)	9.0
Employee Stock Ownership Plan common committed to be released (note 7)	—	—	—	(0.7)	5.5	—	—	4.8
Common stock repurchased and retired upon vesting of restricted stock awards	—	—	—	(3.3)	—	—	—	(3.3)
Stock options exercised	—	0.1	32.4	—	—	—	—	32.5

Balance at September 30, 2017	$244.1	$4.3	$5,972.2	$996.4	$(139.1)	$(169.7)	$(1,162.1)	$5,746.1

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.

Consolidated Statements of Cash Flows - (Unaudited)

	Nine Months Ended September 30,
(in millions)	2018	2017
Cash Flows from Operating Activities:
Net income	$335.1	$230.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	26.8	29.3
Expense related to operating leases	26.6	26.3
Provision for loan losses	20.1	18.5
Amortization of other acquisition-related intangible assets	14.9	22.1
Expense related to share-based awards	14.8	13.4
Employee Stock Ownership Plan common stock committed to be released	4.8	4.8
Net security (gains) losses	(0.2)	15.6
Net gains on sales of residential mortgage loans	(0.9)	(2.7)
Originations of loans held-for-sale	(126.8)	(212.5)
Proceeds from sales of loans held-for-sale	129.1	239.5
Net increase in trading debt securities	—	(1.5)
Excess income tax benefits from stock option exercises	1.4	1.3
Net changes in other assets and other liabilities	14.1	15.6

Net cash provided by operating activities	459.8	400.6

Cash Flows from Investing Activities:
Proceeds from sales of equity securities	1.9	—
Proceeds from principal repayments and maturities of debt securities available-for-sale	346.9	456.1
Proceeds from sales of debt securities available-for-sale	0.1	1,016.2
Proceeds from principal repayments and maturities of debt securities held-to-maturity	142.1	92.1
Purchases of debt securities available-for-sale	(625.1)	(237.6)
Purchases of debt securities held-to-maturity	(309.6)	(1,235.9)
Net redemptions (purchases) of Federal Reserve Bank stock	7.3	(19.9)
Net (purchases) redemptions of Federal Home Loan Bank stock	(7.4)	17.6
Proceeds from sales of loans	11.9	8.4
Loan disbursements, net of principal collections	423.3	(325.4)
Purchases of premises and equipment	(17.3)	(6.7)
Purchases of leased equipment	(31.3)	(20.5)
Proceeds from sales of real estate owned	8.1	8.6
Return of premium on bank-owned life insurance, net	0.8	1.7
Net cash (paid) acquired in acquisitions	(35.8)	28.9

Net cash used in investing activities	(84.1)	(216.4)

Cash Flows from Financing Activities:
Net increase in deposits	153.9	834.1
Net decrease in borrowings with terms of three months or less	(252.8)	(279.4)
Repayments of borrowings with terms of more than three months	(456.6)	(356.1)
Repayment of notes and debentures	—	(125.0)
Cash dividends paid on common stock	(178.8)	(169.3)
Cash dividends paid on preferred stock	(10.5)	(10.5)
Repurchases of common stock	(2.4)	(3.3)
Proceeds from stock options exercised	27.2	28.1
Contingent consideration payments	(0.3)	(0.3)

Net cash used in financing activities	(720.3)	(81.7)

Net (decrease) increase in cash, cash equivalents and restricted cash	(344.6)	102.5
Cash, cash equivalents and restricted cash at beginning of period	882.6	614.1

Cash, cash equivalents and restricted cash at end of period	$538.0	$716.6

Supplemental Information:
Interest payments	$214.6	$138.4
Income tax payments	41.2	100.1
Real estate properties acquired by foreclosure	5.3	9.3
Unsettled purchases of securities	3.8	110.5
Assets acquired and liabilities assumed in acquisitions
Non-cash assets, excluding goodwill and other acquisition-related intangibles	69.1	2,642.1
Liabilities	1.4	2,634.1
Common stock issued in Suffolk Bancorp acquisition	—	484.8

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

Note 1 to People’s United’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2017, as supplemented by the Quarterly Report for the periods ended March 31, 2018 and June 30, 2018 and this Quarterly Report for the period ended September 30, 2018, provides disclosure of People’s United’s significant accounting policies.

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

Affordable housing investments, including all legally binding commitments to fund future investments, are included in other assets in the Consolidated Statements of Condition ($286.6 million and $250.7 million at September 30, 2018 and December 31, 2017, respectively). Included in other liabilities in the Consolidated Statements of Condition is a liability for all legally binding unfunded commitments to fund future investments ($112.5 million and $99.6 million at those dates). The cost of the Company’s investments is amortized on a straight-line basis over the period during which the related federal income tax credits are realized (generally ten years). Amortization expense, which is included as a component of income tax expense, totaled $4.8 million and $4.2 million for the three months ended September 30, 2018 and 2017, respectively, and $14.0 million and $12.3 million for the nine months ended September 30, 2018 and 2017, respectively.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) have been omitted or condensed. As a result, the accompanying consolidated financial statements should be read in conjunction with People’s United’s Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results of operations that may be expected for the entire year or any other interim period.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

On June 27, 2018, the Bank completed its all-cash acquisition of Vend Lease Company (“Vend Lease”), a Baltimore-based equipment finance company. In connection with the transaction, the Bank acquired a lease and loan portfolio totaling approximately $68 million. Merger-related expenses totaling $1.9 million relating to this transaction were recorded in the nine months ended September 30, 2018.

NOTE 2. CASH AND CASH EQUIVALENTS AND SECURITIES

At December 31, 2017, cash and due from banks included restricted cash totaling $13.8 million (none at September 30, 2018) relating to one remaining securitization (which was repaid in June 2018) assumed in the acquisition of LEAF Commercial Capital, Inc. (“LEAF”). Included in short-term investments are interest-bearing deposits at the Federal Reserve Bank of New York (the “FRB-NY”) totaling $107.8 million at September 30, 2018 and $340.4 million at December 31, 2017. These deposits represent an alternative to overnight federal funds sold and had yields of 2.25% and 1.50% at September 30, 2018 and December 31, 2017, respectively.

The amortized cost, gross unrealized gains and losses, and fair value of People’s United’s debt securities available-for-sale and debt securities held-to-maturity are as follows:

As of September 30, 2018 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale:
U.S. Treasury and agency	$683.5	$—	$(31.4)	$652.1
GSE (1) mortgage-backed securities	2,742.5	1.4	(83.9)	2,660.0

Total debt securities available-for-sale	$3,426.0	$1.4	$(115.3)	$3,312.1

Debt securities held-to-maturity:
State and municipal	$2,268.2	$19.7	$(37.4)	$2,250.5
GSE mortgage-backed securities	1,407.3	—	(57.7)	1,349.6
Corporate	65.9	—	(0.7)	65.2
Other	1.5	—	—	1.5

Total debt securities held-to-maturity	$3,742.9	$19.7	$(95.8)	$3,666.8

(1)	Government sponsored enterprise

As of December 31, 2017 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale:
U.S. Treasury and agency	$687.1	$—	$(18.3)	$668.8
GSE mortgage-backed securities	2,477.8	7.4	(28.7)	2,456.5

Total debt securities available-for-sale	$3,164.9	$7.4	$(47.0)	$3,125.3

Debt securities held-to-maturity:
State and municipal	$2,060.4	$64.5	$(4.6)	$2,120.3
GSE mortgage-backed securities	1,474.9	0.3	(15.4)	1,459.8
Corporate	51.3	0.8	—	52.1
Other	1.5	—	—	1.5

Total debt securities held-to-maturity	$3,588.1	$65.6	$(20.0)	$3,633.7

At September 30, 2018 and December 31, 2017, debt securities available-for-sale with fair values of $1.87 billion and $1.94 billion, respectively, and debt securities held-to-maturity with amortized costs of $1.30 billion and $1.37 billion, respectively, were pledged as collateral for public deposits and for other purposes.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following table is a summary of the amortized cost and fair value of debt securities as of September 30, 2018, based on remaining period to contractual maturity. Information for GSE mortgage-backed securities is based on the final contractual maturity dates without considering repayments and prepayments.

	Available-for-Sale		Held-to-Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury and agency:
Within 1 year	$6.0	$6.0	$—	$—
After 1 but within 5 years	677.5	646.1	—	—

Total	683.5	652.1	—	—

GSE mortgage-backed securities:
Within 1 year	—	—	4.3	4.3
After 1 but within 5 years	53.6	52.9	234.7	226.4
After 5 but within 10 years	1,014.6	1,000.8	800.4	764.9
After 10 years	1,674.3	1,606.3	367.9	354.0

Total	2,742.5	2,660.0	1,407.3	1,349.6

State and municipal:
Within 1 year	—	—	23.5	23.5
After 1 but within 5 years	—	—	180.3	183.2
After 5 but within 10 years	—	—	334.4	340.1
After 10 years	—	—	1,730.0	1,703.7

Total	—	—	2,268.2	2,250.5

Corporate:
After 1 but within 5 years	—	—	5.0	5.0
After 5 but within 10 years	—	—	60.9	60.2

Total	—	—	65.9	65.2

Other:
After 1 but within 5 years	—	—	1.5	1.5

Total	—	—	1.5	1.5

Total:
Within 1 year	6.0	6.0	27.8	27.8
After 1 but within 5 years	731.1	699.0	421.5	416.1
After 5 but within 10 years	1,014.6	1,000.8	1,195.7	1,165.2
After 10 years	1,674.3	1,606.3	2,097.9	2,057.7

Total	$3,426.0	$3,312.1	$3,742.9	$3,666.8

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

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months Or Longer		Total
As of September 30, 2018 (in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities available-for-sale:
GSE mortgage-backed securities	$893.6	$(14.2)	$1,604.7	$(69.7)	$2,498.3	$(83.9)
U.S. Treasury and agency	152.5	(1.8)	494.6	(29.6)	647.1	(31.4)
Debt securities held-to-maturity:
GSE mortgage-backed securities	330.7	(11.9)	1,018.9	(45.8)	1,349.6	(57.7)
State and municipal	1,048.1	(21.6)	265.4	(15.8)	1,313.5	(37.4)
Corporate	51.4	(0.7)	—	—	51.4	(0.7)

Total	$2,476.3	$(50.2)	$3,383.6	$(160.9)	$5,859.9	$(211.1)

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months Or Longer		Total
As of December 31, 2017 (in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities available-for-sale:
GSE mortgage-backed securities	$1,013.5	$(8.7)	$1,114.8	$(20.0)	$2,128.3	$(28.7)
U.S. Treasury and agency	156.0	—	507.7	(18.3)	663.7	(18.3)
Debt securities held-to-maturity:
GSE mortgage-backed securities	1,289.3	(14.7)	45.0	(0.7)	1,334.3	(15.4)
State and municipal	106.2	(0.5)	224.9	(4.1)	331.1	(4.6)

Total	$2,565.0	$(23.9)	$1,892.4	$(43.1)	$4,457.4	$(67.0)

At September 30, 2018, approximately 56% of the 2,137 debt securities owned by the Company, consisting of 151 debt securities classified as available-for-sale and 1,042 debt securities classified as held-to-maturity, had gross unrealized losses totaling $115.3 million and $95.8 million, respectively. All of the GSE mortgage-backed securities had AAA credit ratings and an average contractual maturity of nine years. The state and municipal securities had an average credit rating of AA and an average maturity of 12 years.

The cause of the gross unrealized losses with respect to all of the debt securities is directly related to changes in interest rates. At this time, management does not intend to sell such securities nor is it more likely than not, based upon available evidence, that management will be required to sell such securities prior to recovery. As such, management believes that all gross unrealized losses within the securities portfolio at September 30, 2018 represent temporary impairments. No other-than-temporary impairment losses were recognized in the Consolidated Statements of Income for the three or nine months ended September 30, 2018 or 2017.

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

Effective January 1, 2018, People’s United adopted new accounting guidance that requires equity investments (other than equity method investments) be measured at fair value with changes in fair value recognized in net income (see Note 13). At December 31, 2017, the Company’s securities portfolio included equity securities with an amortized cost of $9.6 million and a fair value of $8.7 million. Accordingly, upon adoption of this guidance, a cumulative-effect transition adjustment, representing the cumulative unrealized loss (net-of-tax) within accumulated other comprehensive income (loss) (“AOCL”), was recorded which served to decrease opening retained earnings by $0.6 million. For the three and nine months ended September 30, 2018, People’s United recorded unrealized gains of $0.2 million and $1.0 million, respectively, (included in other non-interest income in the Consolidated Statements of Income) relating to the change in fair value of its equity securities during the respective periods.

The Bank, as a member of the Federal Home Loan Bank (the “FHLB”) of Boston, is currently required to purchase and hold shares of capital stock in the FHLB of Boston (total cost of $134.1 million and $130.0 million at September 30, 2018 and December 31, 2017, respectively) in an amount equal to its membership base investment plus an activity based investment determined according to the Bank’s level of outstanding FHLB advances. As a result of prior acquisitions, the Bank acquired shares of capital stock in the FHLB of New York (total cost of $0.7 million and $12.0 million at September 30, 2018 and December 31, 2017, respectively). Based on the current capital adequacy and liquidity position of both the FHLB of Boston and the FHLB of New York, management believes there is no impairment in the Company’s investment at September 30, 2018 and the cost of the investment approximates fair value.

The Bank, as a member of the Federal Reserve Bank system, is currently required to purchase and hold shares of capital stock in the FRB-NY (total cost of $177.6 million and $170.3 million at September 30, 2018 and December 31, 2017, respectively) in an amount equal to 6% of its capital and surplus. Based on the current capital adequacy and liquidity position of the FRB-NY, management believes there is no impairment in the Company’s investment at September 30, 2018 and the cost of the investment approximates fair value.

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

The Company did not change its application of the accounting policies noted above or its methodology for determining the allowance for loan losses during the nine months ended September 30, 2018.

The following table summarizes People’s United’s loans by loan portfolio segment and class:

	September 30, 2018			December 31, 2017
(in millions)	Originated	Acquired	Total	Originated	Acquired	Total
Commercial:
Commercial real estate	$9,750.9	$844.6	$10,595.5	$10,126.6	$942.1	$11,068.7
Commercial and industrial	8,078.9	489.7	8,568.6	8,129.9	601.2	8,731.1
Equipment financing	3,734.9	474.4	4,209.3	3,308.5	596.9	3,905.4

Total Commercial Portfolio	21,564.7	1,808.7	23,373.4	21,565.0	2,140.2	23,705.2

Retail:
Residential mortgage:
Adjustable-rate	5,810.8	126.7	5,937.5	5,782.6	144.0	5,926.6
Fixed-rate	867.5	106.9	974.4	758.0	121.1	879.1

Total residential mortgage	6,678.3	233.6	6,911.9	6,540.6	265.1	6,805.7

Home equity and other consumer:
Home equity	1,823.6	43.6	1,867.2	1,960.0	55.2	2,015.2
Other consumer	44.2	2.6	46.8	45.6	3.6	49.2

Total home equity and other consumer	1,867.8	46.2	1,914.0	2,005.6	58.8	2,064.4

Total Retail Portfolio	8,546.1	279.8	8,825.9	8,546.2	323.9	8,870.1

Total loans	$30,110.8	$2,088.5	$32,199.3	$30,111.2	$2,464.1	$32,575.3

Loan origination fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized in interest income as an adjustment of yield. Depending on the loan portfolio, amounts are amortized or accreted using the level yield method over either the actual life or the estimated average life of the loan. Net deferred loan costs, which are included in loans by respective class and accounted for as interest yield adjustments, totaled $91.7 million at September 30, 2018 and $80.4 million at December 31, 2017.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables present a summary, by loan portfolio segment, of activity in the allowance for loan losses for the three and nine months ended September 30, 2018 and 2017. With respect to the originated portfolio, an allocation of a portion of the allowance to one segment does not preclude its availability to absorb losses in another segment.

Three months ended	Commercial			Retail
September 30, 2018 (in millions)	Originated	Acquired	Total	Originated	Acquired	Total	Total
Balance at beginning of period	$202.0	$3.8	$205.8	$30.8	$0.2	$31.0	$236.8

Charge-offs	(5.7)	(2.0)	(7.7)	(0.7)	—	(0.7)	(8.4)
Recoveries	0.6	0.4	1.0	0.4	—	0.4	1.4

Net loan charge-offs	(5.1)	(1.6)	(6.7)	(0.3)	—	(0.3)	(7.0)
Provision for loan losses	6.3	1.7	8.0	0.2	—	0.2	8.2

Balance at end of period	$203.2	$3.9	$207.1	$30.7	$0.2	$30.9	$238.0

Nine months ended	Commercial			Retail
September 30, 2018 (in millions)	Originated	Acquired	Total	Originated	Acquired	Total	Total
Balance at beginning of period	$201.1	$3.4	$204.5	$29.7	$0.2	$29.9	$234.4

Charge-offs	(12.9)	(6.3)	(19.2)	(2.6)	—	(2.6)	(21.8)
Recoveries	2.6	1.0	3.6	1.7	—	1.7	5.3

Net loan charge-offs	(10.3)	(5.3)	(15.6)	(0.9)	—	(0.9)	(16.5)
Provision for loan losses	12.4	5.8	18.2	1.9	—	1.9	20.1

Balance at end of period	$203.2	$3.9	$207.1	$30.7	$0.2	$30.9	$238.0

Three months ended	Commercial			Retail
September 30, 2017 (in millions)	Originated	Acquired	Total	Originated	Acquired	Total	Total
Balance at beginning of period	$198.3	$3.6	$201.9	$29.6	$0.1	$29.7	$231.6

Charge-offs	(4.0)	(1.0)	(5.0)	(1.8)	—	(1.8)	(6.8)
Recoveries	0.9	0.1	1.0	0.6	—	0.6	1.6

Net loan charge-offs	(3.1)	(0.9)	(4.0)	(1.2)	—	(1.2)	(5.2)
Provision for loan losses	4.3	1.3	5.6	1.3	0.1	1.4	7.0

Balance at end of period	$199.5	$4.0	$203.5	$29.7	$0.2	$29.9	$233.4

Nine months ended	Commercial			Retail
September 30, 2017 (in millions)	Originated	Acquired	Total	Originated	Acquired	Total	Total
Balance at beginning of period	$198.8	$6.1	$204.9	$24.2	$0.2	$24.4	$229.3

Charge-offs	(12.0)	(2.9)	(14.9)	(5.1)	—	(5.1)	(20.0)
Recoveries	3.8	0.1	3.9	1.7	—	1.7	5.6

Net loan charge-offs	(8.2)	(2.8)	(11.0)	(3.4)	—	(3.4)	(14.4)
Provision for loan losses	8.9	0.7	9.6	8.9		8.9	18.5

Balance at end of period	$199.5	$4.0	$203.5	$29.7	$0.2	$29.9	$233.4

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables summarize, by loan portfolio segment and impairment methodology, the allowance for loan losses and related portfolio balances:

	Commercial		Retail		Total
As of September 30, 2018 (in millions)	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
Originated loans:
Collectively evaluated for impairment	$21,441.6	$195.2	$8,458.9	$28.4	$29,900.5	$223.6
Individually evaluated for impairment	123.1	8.0	87.2	2.3	210.3	10.3

Acquired loans:
PCI (1)	284.3	2.2	110.3	0.1	394.6	2.3
Purchased performing:
Collectively evaluated for impairment	1,521.2	1.7	167.9	—	1,689.1	1.7
Individually evaluated for impairment	3.2	—	1.6	0.1	4.8	0.1

Total	$23,373.4	$207.1	$8,825.9	$30.9	$32,199.3	$238.0

	Commercial		Retail		Total
As of December 31, 2017 (in millions)	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
Originated loans:
Collectively evaluated for impairment	$21,423.8	$196.5	$8,454.1	$27.3	$29,877.9	$223.8
Individually evaluated for impairment	141.2	4.6	92.1	2.4	233.3	7.0

Acquired loans:
PCI (1)	370.4	2.8	128.1	0.2	498.5	3.0
Purchased performing:
Collectively evaluated for impairment	1,769.8	0.6	193.9	—	1,963.7	0.6
Individually evaluated for impairment	—	—	1.9	—	1.9	—

Total	$23,705.2	$204.5	$8,870.1	$29.9	$32,575.3	$234.4

(1)	Purchased credit impaired (“PCI”) loans are evaluated for impairment on a pool basis.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The recorded investments, by class of loan, in originated non-performing loans are summarized as follows:

	September 30,	December 31,
(in millions)	2018	2017
Commercial:
Commercial real estate	$17.2	$23.7
Commercial and industrial	44.9	32.6
Equipment financing	49.3	44.3

Total (1)	111.4	100.6

Retail:
Residential mortgage	32.0	32.7
Home equity	14.6	15.4
Other consumer	0.1	—

Total (2)	46.7	48.1

Total	$158.1	$148.7

(1)

Reported net of government guarantees totaling $2.5 million and $3.1 million at September 30, 2018 and December 31, 2017, respectively. These government guarantees relate, almost entirely, to guarantees provided by the Small Business Administration as well as selected other Federal agencies and represent the carrying value of the loans that are covered by such guarantees, the extent of which (i.e. full or partial) varies by loan. At September 30, 2018, the principal loan classes to which these government guarantees relate are commercial and industrial loans (93%) and commercial real estate loans (7%).

(2)	Includes $17.6 million and $15.2 million of loans in the process of foreclosure at September 30, 2018 and December 31, 2017, respectively.

The preceding table excludes acquired loans that are (i) accounted for as PCI loans and/or (ii) covered by a Federal Deposit Insurance Corporation (“FDIC”) loss-share agreement (“LSA”), which totaled $23.7 million and $25.1 million at September 30, 2018 and December 31, 2017, respectively. Such loans otherwise meet People’s United’s definition of a non-performing loan but are excluded because the loans are included in loan pools that are considered performing and/or credit losses are covered by an FDIC LSA. The discounts arising from recording these loans at fair value were due, in part, to credit quality. Accordingly, such loans are generally accounted for on a pool basis and the accretable yield on the pools is being recognized as interest income over the life of the loans based on expected cash flows at the pool level. In addition, the table excludes purchased performing loans totaling $8.6 million and $4.6 million at September 30, 2018 and December 31, 2017, respectively, all of which became non-performing subsequent to acquisition.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

All previously accrued but unpaid interest on non-accrual loans is reversed from interest income in the period in which the accrual of interest is discontinued. Interest payments received on non-accrual loans (including impaired loans) are generally applied as a reduction of principal if future collections are doubtful, although such interest payments may be recognized as income. A loan remains on non-accrual status until the factors that indicated doubtful collectability no longer exist or until a loan is determined to be uncollectible and is charged off against the allowance for loan losses. There were no loans past due 90 days or more and still accruing interest at September 30, 2018 or December 31, 2017.

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

At September 30, 2018 and December 31, 2017, People’s United’s recorded investment in loans classified as TDRs totaled $177.4 million and $186.9 million, respectively. The related allowance for loan losses was $5.4 million at September 30, 2018 and $4.4 million at December 31, 2017. Interest income recognized on TDRs totaled $1.2 million and $1.4 million for the three months ended September 30, 2018 and 2017, respectively, and $4.0 million and $3.7 million for the nine months ended September 30, 2018 and 2017, respectively. Fundings under commitments to lend additional amounts to borrowers with loans classified as TDRs were immaterial for the three and nine months ended September 30, 2018 and 2017. Loans that were modified and classified as TDRs during the three and nine months ended September 30, 2018 and 2017 principally involve reduced payment and/or payment deferral, extension of term (generally no more than two years for commercial loans and five years for retail loans) and/or a temporary reduction of interest rate (generally less than 200 basis points).

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables summarize, by class of loan, the recorded investments in loans modified as TDRs during the three and nine months ended September 30, 2018 and 2017. For purposes of this disclosure, recorded investments represent amounts immediately prior to and subsequent to the restructuring.

	Three Months Ended September 30, 2018
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number	Recorded	Recorded
(dollars in millions)	of Contracts	Investment	Investment
Commercial:
Commercial real estate (1)	4	$20.7	$20.7
Commercial and industrial (2)	10	10.3	10.3
Equipment financing (3)	5	10.3	10.3

Total	19	41.3	41.3

Retail:
Residential mortgage (4)	4	1.4	1.4
Home equity (5)	19	2.2	2.2
Other consumer	—	—	—

Total	23	3.6	3.6

Total	42	$44.9	$44.9

(1)

Represents the following concessions: extension of term (3 contracts; recorded investment of $20.2 million); or reduced payment and/or payment deferral (1 contract; recorded investment of $0.5 million).

(2)

Represents the following concessions: extension of term (6 contracts; recorded investment of $3.6 million); reduced payment and/or payment deferral (2 contracts; recorded investment of $6.4 million); or a combination of concessions (2 contracts; recorded investment of $0.3 million).

(3)

Represents the following concessions: extension of term (2 contracts; recorded investment of $3.3 million); reduced payment and/or payment deferral (2 contracts; recorded investment of $5.9 million); or a combination of concessions (1 contract; recorded investment of $1.1 million).

(4)

Represents the following concessions: loans restructured through bankruptcy (2 contracts; recorded investment of $0.6 million); reduced payment and/or payment deferral (1 contract; recorded investment of $0.7 million); or a combination of concessions (1 contract; recorded investment of $0.1 million).

(5)

Represents the following concessions: loans restructured through bankruptcy (11 contracts; recorded investment of $1.1 million); reduced payment and/or payment deferral (6 contracts; recorded investment of $1.0 million); or a combination of concessions (2 contracts; recorded investment of $0.1 million).

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

	Nine Months Ended September 30, 2018
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial:
Commercial real estate (1)	9	$24.3	$24.3
Commercial and industrial (2)	34	55.2	55.2
Equipment financing (3)	16	20.4	20.4

Total	59	99.9	99.9

Retail:
Residential mortgage (4)	16	4.9	4.9
Home equity (5)	56	4.9	4.9
Other consumer	—	—	—

Total	72	9.8	9.8

Total	131	$109.7	$109.7

(1)

Represents the following concessions: extension of term (8 contracts; recorded investment of $23.8 million); or reduced payment and/or payment deferral (1 contract; recorded investment of $0.5 million).

(2)

Represents the following concessions: extension of term (21 contracts; recorded investment of $30.7 million); reduced payment and/or payment deferral (10 contracts; recorded investment of $23.8 million); or a combination of concessions (3 contracts; recorded investment of $0.7 million).

(3)

Represents the following concessions: extension of term (2 contracts; recorded investment of $3.3 million); reduced payment and/or payment deferral (8 contracts; recorded investment of $12.9 million); or a combination of concessions (6 contracts; recorded investment of $4.2 million).

(4)

Represents the following concessions: loans restructured through bankruptcy (5 contracts; recorded investment of $0.9 million); reduced payment and/or payment deferral (6 contracts; recorded investment of $2.4 million); or a combination of concessions (5 contracts; recorded investment of $1.6 million).

(5)

Represents the following concessions: loans restructured through bankruptcy (37 contracts; recorded investment of $2.8 million); reduced payment and/or payment deferral (10 contracts; recorded investment of $1.3 million); or a combination of concessions (9 contracts; recorded investment of $0.8 million).

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

	Three Months Ended September 30, 2017
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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following is a summary, by class of loan, of information related to TDRs completed within the previous 12 months that subsequently defaulted during the three and nine months ended September 30, 2018 and 2017. For purposes of this disclosure, the previous 12 months is measured from October 1 of the respective prior year and a default represents a previously-modified loan that became past due 30 days or more during the three or nine months ended September 30, 2018 or 2017.

	Three Months Ended September 30,
	2018		2017
(dollars in millions)	Number of Contracts	Recorded Investment as of Period End	Number of Contracts	Recorded Investment as of Period End
Commercial:
Commercial real estate	—	$—	—	$—
Commercial and industrial	4	5.0	1	0.1
Equipment financing	1	0.2	8	4.2

Total	5	5.2	9	4.3

Retail:
Residential mortgage	5	0.9	2	0.9
Home equity	8	0.6	5	0.8
Other consumer	—	—	—	—

Total	13	1.5	7	1.7

Total	18	$6.7	16	$6.0

	Nine Months Ended September 30,
	2018		2017
(dollars in millions)	Number of Contracts	Recorded Investment as of Period End	Number of Contracts	Recorded Investment as of Period End
Commercial:
Commercial real estate	2	$0.8	—	$—
Commercial and industrial	13	8.5	4	1.5
Equipment financing	7	6.8	15	6.8

Total	22	16.1	19	8.3

Retail:
Residential mortgage	7	1.3	9	2.7
Home equity	9	0.6	11	1.3
Other consumer	—	—	—	—

Total	16	1.9	20	4.0

Total	38	$18.0	39	$12.3

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

People’s United’s impaired loans consist of certain loans that have been placed on non-accrual status, including all TDRs. The following table summarizes, by class of loan, information related to individually-evaluated impaired loans.

	As of September 30, 2018			As of December 31, 2017
(in millions)	Unpaid Principal Balance	Recorded Investment	Related Allowance for Loan Losses	Unpaid Principal Balance	Recorded Investment	Related Allowance for Loan Losses
Without a related allowance for loan losses:
Commercial:
Commercial real estate	$31.2	$29.2	$—	$37.7	$36.3	$—
Commercial and industrial	29.3	27.1	—	27.9	25.5	—
Equipment financing	31.3	28.0	—	36.9	32.8	—
Retail:
Residential mortgage	64.0	56.8	—	67.6	60.8	—
Home equity	23.5	19.9	—	24.0	20.2	—
Other consumer	—	—	—	—	—	—

Total	$179.3	$161.0	$—	$194.1	$175.6	$—

With a related allowance for loan losses:
Commercial:
Commercial real estate	$10.3	$7.4	$0.8	$11.7	$9.9	$0.9
Commercial and industrial	25.9	22.7	4.2	26.9	26.0	2.6
Equipment financing	12.6	11.9	3.0	11.6	10.7	1.1
Retail:
Residential mortgage	10.5	10.5	1.8	11.4	11.4	1.7
Home equity	1.6	1.6	0.6	1.7	1.6	0.7
Other consumer	—	—	—	—	—	—

Total	$60.9	$54.1	$10.4	$63.3	$59.6	$7.0

Total impaired loans:
Commercial:
Commercial real estate	$41.5	$36.6	$0.8	$49.4	$46.2	$0.9
Commercial and industrial	55.2	49.8	4.2	54.8	51.5	2.6
Equipment financing	43.9	39.9	3.0	48.5	43.5	1.1

Total	140.6	126.3	8.0	152.7	141.2	4.6

Retail:
Residential mortgage	74.5	67.3	1.8	79.0	72.2	1.7
Home equity	25.1	21.5	0.6	25.7	21.8	0.7
Other consumer	—	—	—	—	—	—

Total	99.6	88.8	2.4	104.7	94.0	2.4

Total	$240.2	$215.1	$10.4	$257.4	$235.2	$7.0

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables summarize, by class of loan, the average recorded investment and interest income recognized on impaired loans for the periods indicated. The average recorded investment amounts are based on month-end balances.

	Three Months Ended September 30,
	2018		2017
(in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial:
Commercial real estate	$36.2	$0.4	$61.8	$0.3
Commercial and industrial	52.4	0.2	59.7	0.7
Equipment financing	36.0	0.1	46.5	0.2

Total	124.6	0.7	168.0	1.2

Retail:
Residential mortgage	68.6	0.4	72.4	0.4
Home equity	20.7	0.2	21.8	0.1
Other consumer	—	—	—	—

Total	89.3	0.6	94.2	0.5

Total	$213.9	$1.3	$262.2	$1.7

	Nine Months Ended September 30,
	2018		2017
(in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial:
Commercial real estate	$40.7	$0.9	$56.9	$0.9
Commercial and industrial	50.6	1.3	66.1	1.6
Equipment financing	39.8	0.2	43.0	0.4

Total	131.1	2.4	166.0	2.9

Retail:
Residential mortgage	69.5	1.3	71.9	1.3
Home equity	21.0	0.4	21.1	0.3
Other consumer	—	—	—	—

Total	90.5	1.7	93.0	1.6

Total	$221.6	$4.1	$259.0	$4.5

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables summarize, by class of loan, aging information for originated loans:

		Past Due
As of September 30, 2018 (in millions)	Current	30-89 Days	90 Days or More	Total	Total Originated
Commercial:
Commercial real estate	$9,728.2	$10.1	$12.6	$22.7	$9,750.9
Commercial and industrial	8,044.5	14.2	20.2	34.4	8,078.9
Equipment financing	3,642.4	75.6	16.9	92.5	3,734.9

Total	21,415.1	99.9	49.7	149.6	21,564.7

Retail:
Residential mortgage	6,625.3	31.9	21.1	53.0	6,678.3
Home equity	1,810.6	6.4	6.6	13.0	1,823.6
Other consumer	44.0	0.1	0.1	0.2	44.2

Total	8,479.9	38.4	27.8	66.2	8,546.1

Total originated loans	$29,895.0	$138.3	$77.5	$215.8	$30,110.8

Included in the “Current” and “30-89 Days” categories above are early non-performing commercial real estate loans, commercial and industrial loans, and equipment financing loans totaling $4.8 million, $27.0 million and $32.4 million, respectively, and $18.9 million of retail loans in the process of foreclosure or bankruptcy. These loans are less than 90 days past due but have been placed on non-accrual status as a result of having been identified as presenting uncertainty with respect to the collectability of interest and principal.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

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

The following is a summary, by class of loan, of credit quality indicators:

As of September 30, 2018 (in millions)	Commercial Real Estate	Commercial and Industrial	Equipment Financing	Total
Commercial:
Originated loans:
Pass	$9,500.0	$7,644.2	$3,352.3	$20,496.5
Special mention	134.2	170.1	68.5	372.8
Substandard	115.9	264.2	314.1	694.2
Doubtful	0.8	0.4	—	1.2

Total originated loans	9,750.9	8,078.9	3,734.9	21,564.7

Acquired loans:
Pass	779.9	425.8	468.1	1,673.8
Special mention	26.2	9.3	3.2	38.7
Substandard	38.5	54.6	3.1	96.2
Doubtful	—	—	—	—

Total acquired loans	844.6	489.7	474.4	1,808.7

Total	$10,595.5	$8,568.6	$4,209.3	$23,373.4

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

As of September 30, 2018 (in millions)	Residential Mortgage	Home Equity	Other Consumer	Total
Retail:
Originated loans:
Low risk	$3,343.1	$862.0	$28.2	$4,233.3
Moderate risk	2,829.0	589.6	6.6	3,425.2
High risk	506.2	372.0	9.4	887.6

Total originated loans	6,678.3	1,823.6	44.2	8,546.1

Acquired loans:
Low risk	136.6	—	—	136.6
Moderate risk	52.3	—	—	52.3
High risk	44.7	43.6	2.6	90.9

Total acquired loans	233.6	43.6	2.6	279.8

Total	$6,911.9	$1,867.2	$46.8	$8,825.9

As of December 31, 2017 (in millions)	Commercial Real Estate	Commercial and Industrial	Equipment Financing	Total
Commercial:
Originated loans:
Pass	$9,859.3	$7,760.7	$2,899.9	$20,519.9
Special mention	159.4	124.0	91.8	375.2
Substandard	107.0	244.2	316.8	668.0
Doubtful	0.9	1.0	—	1.9

Total originated loans	10,126.6	8,129.9	3,308.5	21,565.0

Acquired loans:
Pass	892.0	520.0	596.9	2,008.9
Special mention	14.8	15.2	—	30.0
Substandard	35.3	66.0	—	101.3
Doubtful	—	—	—	—

Total acquired loans	942.1	601.2	596.9	2,140.2

Total	$11,068.7	$8,731.1	$3,905.4	$23,705.2

As of December 31, 2017 (in millions)	Residential Mortgage	Home Equity	Other Consumer	Total
Retail:
Originated loans:
Low risk	$3,292.1	$925.6	$28.2	$4,245.9
Moderate risk	2,738.8	640.0	7.1	3,385.9
High risk	509.7	394.4	10.3	914.4

Total originated loans	6,540.6	1,960.0	45.6	8,546.2

Acquired loans:
Low risk	148.0	—	—	148.0
Moderate risk	65.7	—	—	65.7
High risk	51.4	55.2	3.6	110.2

Total acquired loans	265.1	55.2	3.6	323.9

Total	$6,805.7	$2,015.2	$49.2	$8,870.1

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

At the respective acquisition dates, on an aggregate basis, the PCI loan portfolio had contractually required principal and interest payments receivable of $7.65 billion; expected cash flows of $7.09 billion; and a fair value (initial carrying amount) of $5.42 billion. The difference between the contractually required principal and interest payments receivable and the expected cash flows ($560.1 million) represented the initial nonaccretable difference. The difference between the expected cash flows and fair value ($1.67 billion) represented the initial accretable yield. Both the contractually required principal and interest payments receivable and the expected cash flows reflect anticipated prepayments, determined based on historical portfolio experience. At September 30, 2018, the outstanding principal balance and carrying amount of the PCI loan portfolio were $476.4 million and $394.7 million, respectively ($587.7 million and $498.5 million, respectively, at December 31, 2017).

The following table summarizes activity in the accretable yield for the PCI loan portfolio:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Balance at beginning of period	$190.2	$233.4	$219.7	$255.4
Acquisitions	—	—	—	13.1
Accretion	(5.6)	(7.1)	(17.9)	(22.5)
Reclassification from nonaccretable difference for loans with improved cash flows (1)	—	—	—	—
Other changes in expected cash flows (2)	—	—	(17.2)	(19.7)

Balance at end of period	$184.6	$226.3	$184.6	$226.3

(1)	Results in increased interest accretion as a prospective yield adjustment over the remaining life of the corresponding pool of loans.
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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Other Real Estate Owned and Repossessed Assets (included in Other Assets)

Other real estate owned (“REO”) was comprised of commercial and residential properties totaling $8.7 million and $4.4 million, respectively, at September 30, 2018, and $9.3 million and $7.6 million, respectively, at December 31, 2017. Repossessed assets totaled $2.0 million and $2.5 million at September 30, 2018 and December 31, 2017, respectively.

NOTE 4. STOCKHOLDERS’ EQUITY

Preferred Stock and Common Stock

People’s United is authorized to issue (i) 50.0 million shares of preferred stock, par value of $0.01 per share, of which 10.0 million shares were outstanding at both September 30, 2018 and December 31, 2017, and (ii) 1.95 billion shares of common stock, par value of $0.01 per share, of which 437.7 million shares and 435.6 million shares were issued at September 30, 2018 and December 31, 2017, respectively.

Treasury Stock

Treasury stock includes (i) common stock repurchased by People’s United, either directly or through agents, in the open market at prices and terms satisfactory to management in connection with stock repurchases authorized by its Board of Directors (86.4 million shares at both September 30, 2018 and December 31, 2017) and (ii) common stock purchased in the open market by a trustee with funds provided by People’s United and originally intended for awards under the People’s United Financial, Inc. 2007 Recognition and Retention Plan (the “RRP”) (2.6 million shares at both September 30, 2018 and December 31, 2017). Following shareholder approval of the People’s United Financial, Inc. 2014 Long-Term Incentive Plan in 2014, no new awards may be granted under the RRP.

Comprehensive Income

Comprehensive income represents the sum of net income and items of “other comprehensive income or loss,” including (on an after-tax basis): (i) net actuarial gains and losses, prior service credits and costs, and transition assets and obligations related to People’s United’s pension and other postretirement plans; (ii) net unrealized gains and losses on debt securities available-for-sale; (iii) net unrealized gains and losses on debt securities transferred to held-to-maturity; and (iv) net unrealized gains and losses on derivatives accounted for as cash flow hedges. People’s United’s total comprehensive income for the three and nine months ended September 30, 2018 and 2017 is reported in the Consolidated Statements of Comprehensive Income.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following is a summary of the changes in the components of AOCL, which are included in People’s United’s stockholders’ equity on an after-tax basis:

(in millions)	Pension and Other Postretirement Plans	Net Unrealized Gains (Losses) on Debt Securities Available-for-Sale	Net Unrealized Gains (Losses) on Debt Securities Transferred to Held-to-Maturity	Net Unrealized Gains (Losses) on Derivatives Accounted for as Cash Flow Hedges	Total AOCL
Balance at December 31, 2017	$(144.1)	$(21.6)	$(15.1)	$(0.9)	$(181.7)

Other comprehensive income (loss) before reclassifications	—	(56.2)	—	(2.4)	(58.6)
Amounts reclassified from AOCL (1)	4.5	(0.1)	2.3	0.1	6.8

Current period other comprehensive income (loss)	4.5	(56.3)	2.3	(2.3)	(51.8)

Transition adjustments related to adoption of new accounting standards (2)	(30.0)	(3.9)	(3.2)	(0.2)	(37.3)

Balance at September 30, 2018	$(169.6)	$(81.8)	$(16.0)	$(3.4)	$(270.8)

(in millions)	Pension and Other Postretirement Plans	Net Unrealized Gains (Losses) on Debt Securities Available-for-Sale	Net Unrealized Gains (Losses) on Debt Securities Transferred to Held-to-Maturity	Net Unrealized Gains (Losses) on Derivatives Accounted for as Cash Flow Hedges	Total AOCL
Balance at December 31, 2016	$(145.6)	$(32.3)	$(17.4)	$0.3	$(195.0)

Other comprehensive income before reclassifications	—	11.1	—	0.3	11.4
Amounts reclassified from AOCL (1)	2.8	9.9	1.6	(0.4)	13.9

Current period other comprehensive income (loss)	2.8	21.0	1.6	(0.1)	25.3

Balance at September 30, 2017	$(142.8)	$(11.3)	$(15.8)	$0.2	$(169.7)

(1)	See the following table for details about these reclassifications.
(2)	See Note 13.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following is a summary of the amounts reclassified from AOCL:

	Amounts Reclassified from AOCL				Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Details about components of AOCL:
Amortization of pension and other postretirement plans items:
Net actuarial loss	$(2.0)	$(1.7)	$(6.2)	$(5.1)	(1)
Prior service credit	—	0.2	0.2	0.6	(1)

	(2.0)	(1.5)	(6.0)	(4.5)	Income before income tax expense
	0.5	0.6	1.5	1.7	Income tax expense

	(1.5)	(0.9)	(4.5)	(2.8)	Net income

Reclassification adjustment for net realized gains (losses) on debt securities available-for-sale	—	—	0.1	(15.6)	Income before income tax expense (2)
	—	—	—	5.7	Income tax expense

	—	—	0.1	(9.9)	Net income

Amortization of unrealized losses on debt securities transferred to held-to-maturity	(0.9)	(0.9)	(3.0)	(2.6)	Income before income tax expense (3)
	0.2	0.3	0.7	1.0	Income tax expense

	(0.7)	(0.6)	(2.3)	(1.6)	Net income

Amortization of unrealized gains and losses on cash flow hedges:
Interest rate swaps	(0.3)	0.3	(0.3)	0.6	(4)
Interest rate locks	0.1	0.1	0.1	0.1	(4)

	(0.2)	0.4	(0.2)	0.7	Income before income tax expense
	0.1	(0.2)	0.1	(0.3)	Income tax expense

	(0.1)	0.2	(0.1)	0.4	Net income

Total reclassifications for the period	$(2.3)	$(1.3)	$(6.8)	$(13.9)

(1)	Included in the computation of net periodic benefit income (expense) reflected in other non-interest expense (see Notes 7 and 13 for additional details).
(2)	Included in other non-interest income.
(3)	Included in interest and dividend income - securities.
(4)	Included in interest expense - notes and debentures.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

NOTE 5. EARNINGS PER COMMON SHARE

The following is an analysis of People’s United’s basic and diluted earnings per common share (“EPS”), reflecting the application of the two-class method, as described below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per common share data)	2018	2017	2018	2017
Net income available to common shareholders	$113.5	$87.3	$324.6	$220.4
Dividends paid on and undistributed earnings allocated to participating securities	—	(0.1)	(0.2)	(0.4)

Earnings attributable to common shareholders	$113.5	$87.2	$324.4	$220.0

Weighted average common shares outstanding for basic EPS	341.4	336.9	340.6	327.6
Effect of dilutive equity-based awards	3.6	1.9	3.9	2.0

Weighted average common shares and common-equivalent shares for diluted EPS	345.0	338.8	344.5	329.6

EPS:
Basic	$0.33	$0.26	$0.95	$0.67
Diluted	0.33	0.26	0.94	0.67

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

All unallocated Employee Stock Ownership Plan (“ESOP”) common shares and all common shares accounted for as treasury shares have been excluded from the calculation of basic and diluted EPS. Anti-dilutive equity-based awards totaling 6.8 million shares for both the three and nine months ended September 30, 2018, and 10.2 million shares and 10.1 million shares for the three and nine months ended September 30, 2017, respectively, have also been excluded from the calculation of diluted EPS.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

NOTE 6. GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS

Changes in the carrying amounts of People’s United’s goodwill for the nine months ended September 30, 2018 and 2017 are summarized as follows:

	Operating Segment
(in millions)	Commercial Banking	Retail Banking	Wealth Management	Total
Balance at December 31, 2017	$1,600.3	$720.1	$91.0	$2,411.4
Acquisition of Vend Lease	23.8	—	—	23.8

Balance at September 30, 2018	$1,624.1	$720.1	$91.0	$2,435.2

	Operating Segment
(in millions)	Commercial Banking	Retail Banking	Wealth Management	Total
Balance at December 31, 2016	$1,222.1	$679.6	$91.0	$1,992.7
Acquisition of:
Suffolk Bancorp	229.8	40.5	—	270.3
LEAF	148.4	—	—	148.4

Balance at September 30, 2017	$1,600.3	$720.1	$91.0	$2,411.4

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

All of People’s United’s tax deductible goodwill was created in transactions in which the Company purchased the assets of the target (as opposed to purchasing the issued and outstanding stock of the target). At September 30, 2018 and December 31, 2017, tax deductible goodwill totaled $91.5 million and $72.3 million, respectively.

People’s United’s other acquisition-related intangible assets totaled $133.7 million and $148.6 million at September 30, 2018 and December 31, 2017, respectively. At September 30, 2018, the carrying amounts of other acquisition-related intangible assets were as follows: trade name ($60.9 million); client relationship intangible ($20.5 million); core deposit intangible ($18.1 million); trust relationship intangible ($12.1 million); insurance relationship intangible ($4.7 million); favorable lease agreement ($0.5 million); non-compete agreements ($0.4 million); and mutual fund management contracts, which are not amortized ($16.5 million).

Amortization expense of other acquisition-related intangible assets totaled $4.9 million and $7.9 million for the three months ended September 30, 2018 and 2017, respectively, and $14.9 million and $22.1 million for the nine months ended September 30, 2018 and 2017, respectively. Scheduled amortization expense attributable to other acquisition-related intangible assets for the full-year of 2018 and each of the next five years is as follows: $19.9 million in 2018; $18.4 million in 2019; $16.8 million in 2020; $15.0 million in 2021; $13.5 million in 2022; and $8.5 million in 2023. There were no impairment losses relating to goodwill or other acquisition-related intangible assets recorded during the nine months ended September 30, 2018 and 2017.

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

People’s United also continues to maintain a qualified defined benefit pension plan that covers former Suffolk Bancorp employees who meet certain eligibility requirements (the “Suffolk Qualified Plan”). Effective December 31, 2012, accrued benefits were frozen based on participants’ then-current service and pay levels. Interest continues to be credited on undistributed balances at a crediting rate specified by the Suffolk Qualified Plan.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Components of net periodic benefit (income) expense and other amounts recognized in other comprehensive income (loss) for the People’s Qualified Plan, the Chittenden Qualified Plan and the Supplemental Plans (together the “Pension Plans”) and the Other Postretirement Plan are as follows:

	Pension Plans		Other Postretirement Plan
Three months ended September 30 (in millions)	2018	2017	2018	2017
Net periodic benefit (income) expense:
Interest cost	$4.9	$4.9	$0.2	$0.2
Expected return on plan assets	(10.9)	(9.6)	—	—
Recognized net actuarial loss	2.0	1.6	—	0.1
Recognized prior service credit	—	(0.2)	—	—
Settlements	(0.5)	1.1	—	—

Net periodic benefit (income) expense (1)	$(4.5)	$(2.2)	$0.2	$0.3

	Pension Plans		Other Postretirement Plan
Nine months ended September 30 (in millions)	2018	2017	2018	2017
Net periodic benefit (income) expense:
Interest cost	$14.6	$14.3	$0.6	$0.6
Expected return on plan assets	(32.7)	(28.3)	—	—
Recognized net actuarial loss	6.0	4.9	0.2	0.2
Recognized prior service credit	(0.2)	(0.6)	—	—
Settlements	0.4	2.6	—	—

Net periodic benefit (income) expense (1)	(11.9)	(7.1)	0.8	0.8

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial loss	(6.0)	(4.9)	(0.2)	(0.2)
Prior service credit	0.2	0.6	—	—

Total pre-tax changes recognized in other comprehensive income (loss)	(5.8)	(4.3)	(0.2)	(0.2)

Total recognized in net periodic benefit (income) expense and other comprehensive income (loss)	$(17.7)	$(11.4)	$0.6	$0.6

(1)	As discussed in Note 13, amounts are included in other non-interest expense for all periods presented.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Employee Stock Ownership Plan

In April 2007, People’s United established an ESOP. At that time, People’s United loaned the ESOP $216.8 million to purchase 10,453,575 shares of People’s United common stock in the open market. In order for the ESOP to repay the loan, People’s United expects to make annual cash contributions of approximately $18.8 million until 2036. Such cash contributions may be reduced by the cash dividends paid on unallocated ESOP shares, which, for the nine months ended September 30, 2018, totaled $3.5 million. At September 30, 2018, the loan balance totaled $180.8 million.

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

Shares of People’s United common stock are held by the ESOP and allocated to eligible participants annually based upon a percentage of each participant’s eligible compensation. Since the ESOP was established, a total of 4,094,316 shares of People’s United common stock have been allocated or committed to be released to participants’ accounts. At September 30, 2018, 6,359,259 shares of People’s United common stock, with a fair value of $108.9 million at that date, have not been allocated or committed to be released.

Compensation expense related to the ESOP is recognized at an amount equal to the number of common shares committed to be released by the ESOP for allocation to participants’ accounts multiplied by the average fair value of People’s United’s common stock during the reporting period. The difference between the fair value of the shares of People’s United’s common stock committed to be released and the cost of those common shares is recorded as a credit to additional paid-in capital (if fair value exceeds cost) or, to the extent that no such credits remain in additional paid-in capital, as a charge to retained earnings (if fair value is less than cost). Expense recognized for the ESOP totaled $4.8 million for both the nine months ended September 30, 2018 and 2017.

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

NOTE 9. SEGMENT INFORMATION

See “Segment Results” included in Item 2 for segment information for the three and nine months ended September 30, 2018 and 2017.

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

The Company’s available-for-sale debt securities are primarily comprised of GSE mortgage-backed securities. The fair value of these securities is based on prices obtained from the independent pricing service. The pricing service uses various techniques to determine pricing for the Company’s mortgage-backed securities, including option pricing and discounted cash flow analysis. The inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, reference data, monthly payment information and collateral performance. At both September 30, 2018 and December 31, 2017, the entire available-for-sale mortgage-backed securities portfolio was comprised of 10- and 15-year GSE securities. An active market exists for securities that are similar to the Company’s GSE mortgage-backed securities, making observable inputs readily available.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables summarize People’s United’s financial instruments that are measured at fair value on a recurring basis:

	Fair Value Measurements Using
As of September 30, 2018 (in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Trading debt securities:
U.S. Treasury	$8.3	$—	$—	$8.3
Debt securities available-for-sale:
U.S. Treasury and agency	652.1	—	—	652.1
GSE mortgage-backed securities	—	2,660.0	—	2,660.0
Equity securities	8.9	—	—	8.9
Other assets:
Exchange-traded funds	39.1	—	—	39.1
Mutual funds	3.1	—	—	3.1
Fixed income securities	—	0.3	—	0.3
Interest rate swaps	—	45.9	—	45.9
Interest rate caps	—	3.6	—	3.6
Foreign exchange contracts	—	0.6	—	0.6
Forward commitments to sell residential mortgage loans	—	0.2	—	0.2

Total	$711.5	$2,710.6	$—	$3,422.1

Financial liabilities:
Interest rate swaps	$—	$207.4	$—	$207.4
Interest rate caps	—	3.6	—	3.6
Risk participation agreements (1)	—	—	—	—
Foreign exchange contracts	—	0.4	—	0.4
Interest rate-lock commitments on residential mortgage loans	—	0.2	—	0.2

Total	$—	$211.6	$—	$211.6

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

	Fair Value Measurements Using
As of December 31, 2017 (in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Trading debt securities:
U.S. Treasury	$8.2	$—	$—	$8.2
Debt securities available-for-sale:
U.S. Treasury and agency	668.8	—	—	668.8
GSE mortgage-backed securities	—	2,456.5	—	2,456.5
Equity securities	8.7	—	—	8.7
Other assets:
Exchange-traded funds	36.5	—	—	36.5
Mutual funds	3.5	—	—	3.5
Fixed income securities	—	1.3	—	1.3
Interest rate swaps	—	74.8	—	74.8
Interest rate caps	—	2.8	—	2.8
Foreign exchange contracts	—	0.1	—	0.1
Forward commitments to sell residential mortgage loans	—	0.2	—	0.2

Total	$725.7	$2,535.7	$—	$3,261.4

Financial liabilities:
Interest rate swaps	$—	$84.9	$—	$84.9
Interest rate caps	—	2.8	—	2.8
Risk participation agreements (1)	—	—	—	—
Foreign exchange contracts	—	0.4	—	0.4
Interest rate-lock commitments on residential mortgage loans	—	0.2	—	0.2

Total	$—	$88.3	$—	$88.3

(1)	At both September 30, 2018 and December 31, 2017, the fair value of risk participation agreements totaled less than $0.1 million (see Note 11).

There were no transfers into or out of the Level 1 or Level 2 categories during the nine months ended September 30, 2018 or 2017.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables summarize People’s United’s assets that are measured at fair value on a non-recurring basis:

	Fair Value Measurements Using
As of September 30, 2018 (in millions)	Level 1	Level 2	Level 3	Total
Loans held-for-sale (1)	$—	$15.2	$—	$15.2
Impaired loans (2)	—	—	54.1	54.1
REO and repossessed assets (3)	—	—	15.1	15.1

Total	$—	$15.2	$69.2	$84.4

	Fair Value Measurements Using
As of December 31, 2017 (in millions)	Level 1	Level 2	Level 3	Total
Loans held-for-sale (1)	$—	$16.6	$—	$16.6
Impaired loans (2)	—	—	59.6	59.6
REO and repossessed assets (3)	—	—	19.4	19.4

Total	$—	$16.6	$79.0	$95.6

(1)	Consists of residential mortgage loans; no fair value adjustments were recorded for the nine months ended September 30, 2018 and 2017.
(2)

Represents the recorded investment in originated impaired loans with a related allowance for loan losses measured in accordance with applicable accounting guidance. The total consists of $42.0 million of Commercial loans and $12.1 million of Retail loans at September 30, 2018. The provision for loan losses on impaired loans totaled $7.7 million and $4.1 million for the nine months ended September 30, 2018 and 2017, respectively.

(3)

Represents: (i) $8.7 million of commercial REO; (ii) $4.4 million of residential REO; and (iii) $2.0 million of repossessed assets at September 30, 2018. Charge-offs to the allowance for loan losses related to loans that were transferred to REO or repossessed assets totaled $1.0 million and $2.2 million for the nine months ended September 30, 2018 and 2017, respectively. Write downs and net loss on sale of foreclosed/repossessed assets charged to non-interest expense totaled $0.1 million and $(0.3) million for the same periods.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Financial Assets and Financial Liabilities Not Measured at Fair Value

The following tables summarize the carrying amounts, estimated fair values and placement in the fair value hierarchy of People’s United’s financial instruments that are not measured at fair value either on a recurring or non-recurring basis:

		Estimated Fair Value
	Carrying Amount	Measurements Using
As of September 30, 2018 (in millions)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$410.5	$410.5	$—	$—	$410.5
Short-term investments	127.5	—	127.5	—	127.5
Debt securities held-to-maturity	3,742.9	—	3,665.3	1.5	3,666.8
FHLB and FRB stock	312.4	—	312.4	—	312.4
Total loans, net (1)	31,907.2	—	6,582.7	24,805.5	31,388.2
Financial liabilities:
Time deposits	6,035.9	—	5,997.6	—	5,997.6
Other deposits	27,174.3	—	27,174.3	—	27,174.3
FHLB advances	2,369.7	—	2,370.2	—	2,370.2
Federal funds purchased	735.0	—	735.0	—	735.0
Customer repurchase agreements	261.3	—	261.3	—	261.3
Other borrowings	26.0	—	26.0	—	26.0
Notes and debentures	885.6	—	892.5	—	892.5

(1)	Excludes impaired loans totaling $54.1 million measured at fair value on a non-recurring basis.

		Estimated Fair Value
	Carrying Amount	Measurements Using
As of December 31, 2017 (in millions)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$505.1	$505.1	$—	$—	$505.1
Short-term investments	377.5	—	377.5	—	377.5
Debt securities held-to-maturity	3,588.1	—	3,632.2	1.5	3,633.7
FHLB and FRB stock	312.3	—	312.3	—	312.3
Total loans, net (1)	32,281.3	—	6,632.2	25,495.3	32,127.5
Financial liabilities:
Time deposits	5,454.3	—	5,441.1	—	5,441.1
Other deposits	27,602.0	—	27,602.0	—	27,602.0
FHLB advances	2,774.4	—	2,775.3	—	2,775.3
Federal funds purchased	820.0	—	820.0	—	820.0
Customer repurchase agreements	301.6	—	301.6	—	301.6
Other borrowings	207.8	—	207.2	—	207.2
Notes and debentures	901.6	—	910.1	—	910.1

(1)	Excludes impaired loans totaling $59.6 million measured at fair value on a non-recurring basis.

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

Certain of People’s United’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of master netting arrangements and posted collateral). There were no derivative instruments with such credit-related contingent features in a net liability position at September 30, 2018.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The table below provides a summary of the notional amounts and fair values (presented on a gross basis) of derivatives outstanding:

				Fair Values (1)
		Notional Amounts		Assets		Liabilities
(in millions)	Type of Hedge	Sept. 30, 2018	Dec. 31, 2017	Sept. 30, 2018	Dec. 31, 2017	Sept. 30, 2018	Dec. 31, 2017
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$6,576.2	$5,769.1	$17.5	$64.7	$199.1	$61.2
Institutional counterparties	N/A	6,282.0	5,775.9	28.4	10.1	8.3	23.7
Interest rate caps:
Commercial customers	N/A	313.0	649.2	—	—	3.6	2.8
Institutional counterparties	N/A	313.0	649.2	3.6	2.8	—	—
Risk participation agreements (2)	N/A	455.4	439.4	—	—	—	—
Foreign exchange contracts	N/A	99.2	46.5	0.6	0.1	0.4	0.4
Forward commitments to sell residential mortgage loans	N/A	18.9	16.4	0.2	0.2	—	—
Interest rate-lock commitments on residential mortgage loans	N/A	24.0	18.3	—	—	0.2	0.2

Total				50.3	77.9	211.6	88.3

Derivatives Designated as Hedging Instruments:
Interest rate swaps:
Subordinated notes	Fair value	375.0	375.0	—	—	—	—
Loans	Cash flow	210.0	210.0	—	—	—	—

Total				—	—	—	—

Total fair value of derivatives				$50.3	$77.9	$211.6	$88.3

(1)	Assets are recorded in other assets and liabilities are recorded in other liabilities.
(2)	Fair value totaled less than $0.1 million at both dates.

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following table summarizes the impact of People’s United’s derivatives on pre-tax income and AOCL:

		Amount of Pre-Tax Gain (Loss)		Amount of Pre-Tax Gain (Loss)
	Type of Hedge	Recognized in Earnings (1)		Recognized in AOCL
Nine months ended September 30 (in millions)		2018	2017	2018	2017
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$(177.1)	$44.2	$—	$—
Institutional counterparties	N/A	184.5	(38.4)	—	—
Interest rate caps:
Commercial customers	N/A	(0.7)	1.2	—	—
Institutional counterparties	N/A	0.8	(0.7)	—	—
Foreign exchange contracts	N/A	0.6	0.3	—	—
Risk participation agreements	N/A	0.2	0.5	—	—
Forward commitments to sell residential mortgage loans	N/A	—	0.1	—	—
Interest rate-lock commitments on residential mortgage loans	N/A	—	(0.1)	—	—

Total		8.3	7.1	—	—

Derivatives Designated as Hedging Instruments:
Interest rate swaps	Fair value	(1.8)	4.5	—	—
Interest rate swaps	Cash flow	(0.3)	0.6	(3.1)	0.4
Interest rate locks	Cash flow	0.1	0.1	—	—

Total		(2.0)	5.2	(3.1)	0.4

Total		$6.3	$12.3	$(3.1)	$0.4

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The Chicago Mercantile Exchange (“CME”) characterizes variation margin payments for over-the-counter derivatives that clear as settlements rather than collateral. Accordingly, the Company’s accounting policies classify, for accounting and presentation purposes, variation margin payments deemed to be legal settlements as a single unit of account with the related derivative(s). At both September 30, 2018 and December 31, 2017, this presentation impacted one of the Company’s institutional counterparties. As such, People’s United has, subject to the corresponding enforceable master netting arrangement, netted the institutional counterparty’s CME derivative position and offset the counterparty’s variation margin payments in the Consolidated Statement of Condition as of both dates.

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

	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Gross Amounts Not Offset
				Financial		Net
As of September 30, 2018 (in millions)				Instruments	Collateral	Amount
Financial assets:
Interest rate swaps:
Counterparty A	$5.1	$—	$5.1	$(1.0)	$(4.1)	$—
Counterparty B	4.4	—	4.4	(2.7)	(1.7)	—
Counterparty C	10.3	—	10.3	(1.2)	(9.1)	—
Counterparty D	6.3	—	6.3	(1.4)	(4.9)	—
Counterparty E	—	—	—	—	—	—
Other counterparties	5.9	—	5.9	(0.1)	(5.7)	0.1
Foreign exchange contracts	0.6	—	0.6	—	—	0.6

Total	$32.6	$—	$32.6	$(6.4)	$(25.5)	$0.7

Financial liabilities:
Interest rate swaps:
Counterparty A	$1.0	$—	$1.0	$(1.0)	$—	$—
Counterparty B	2.7	—	2.7	(2.7)	—	—
Counterparty C	1.2	—	1.2	(1.2)	—	—
Counterparty D	1.4	—	1.4	(1.4)	—	—
Counterparty E	1.9	—	1.9	—	—	1.9
Other counterparties	0.1	—	0.1	(0.1)	—	—
Foreign exchange contracts	0.4	—	0.4	—	—	0.4

Total	$8.7	$—	$8.7	$(6.4)	$—	$2.3

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Gross Amounts Not Offset
				Financial		Net
As of December 31, 2017 (in millions)				Instruments	Collateral	Amount
Financial assets:
Interest rate swaps:
Counterparty A	$2.6	$—	$2.6	$(2.5)	$—	$0.1
Counterparty B	1.6	—	1.6	(1.6)	—	—
Counterparty C	2.6	—	2.6	(2.6)	—	—
Counterparty D	3.5	—	3.5	(3.5)	—	—
Counterparty E	—	—	—	—	—	—
Other counterparties	2.6	—	2.6	(0.2)	(2.4)	—
Foreign exchange contracts	0.1	—	0.1	—	—	0.1

Total	$13.0	$—	$13.0	$(10.4)	$(2.4)	$0.2

Financial liabilities:
Interest rate swaps:
Counterparty A	$2.5	$—	$2.5	$(2.5)	$—	$—
Counterparty B	5.6	—	5.6	(1.6)	(4.0)	—
Counterparty C	2.8	—	2.8	(2.6)	(0.2)	—
Counterparty D	4.7	—	4.7	(3.5)	(1.2)	—
Counterparty E	7.3	—	7.3	—	—	7.3
Other counterparties	0.8	—	0.8	(0.2)	(0.6)	—
Foreign exchange contracts	0.4	—	0.4	—	—	0.4

Total	$24.1	$—	$24.1	$(10.4)	$(6.0)	$7.7

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The following tables show the extent to which assets and liabilities exchanged under resale and repurchase agreements have been offset in the Consolidated Statements of Condition. These agreements: (i) are entered into simultaneously with the same financial institution counterparty; (ii) have the same principal amounts and inception/maturity dates; and (iii) are subject to a master netting arrangement that contains a conditional right of offset upon default. At September 30, 2018 and December 31, 2017, the Company posted as collateral marketable securities with fair values of $463.9 million and $453.8 million, respectively, and, in turn, accepted as collateral marketable securities with fair values of $453.8 million and $461.9 million, respectively.

As of September 30, 2018 (in millions)	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented
Total resale agreements	$450.0	$(450.0)	$—

Total repurchase agreements	$450.0	$(450.0)	$—

As of December 31, 2017 (in millions)	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented
Total resale agreements	$450.0	$(450.0)	$—

Total repurchase agreements	$450.0	$(450.0)	$—

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The Company’s revenue is comprised of net interest income on financial assets and financial liabilities (approximately 75-80%) and non-interest income (approximately 20-25%). The scope of the guidance explicitly excludes net interest income as well as other revenues associated with financial assets and financial liabilities, including loans, leases, securities and derivatives. Accordingly, the majority of the Company’s revenues are not affected. Certain other recurring revenue streams included in non-interest income are within the scope of the guidance, including service charges and fees on deposit accounts as well as card-based and other non-deposit fees (all included within bank service charges), and revenues associated with certain products and services offered by the Company’s investment management, insurance and brokerage businesses.

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

Investment management fees – Investment management income is primarily comprised of fees earned from the management and administration of trusts and other customer assets. The Company’s performance obligation is generally satisfied over time and the resulting fees are recognized monthly, based upon the month-end market value of the assets under management and the applicable fee rate. Payment is generally received a few days after month end through a direct charge to customers’ accounts. The Company’s performance obligation for these transactional-based services is generally satisfied, and related revenue recognized, at a point in time (i.e. as incurred). Payment is received shortly after services are rendered.

Insurance commissions and fees – The Company’s insurance revenue has two distinct performance obligations. The first performance obligation is the selling of the policy as an agent for the carrier. This performance obligation is satisfied upon binding of the policy. The second performance obligation is the ongoing servicing of the policy which is satisfied over the life of the policy. For employee benefits, the payment is typically received monthly. For property and casualty, payments can vary but are typically received at, or in advance of, the start of the policy period.

Brokerage commissions and fees – Brokerage commissions and fees primarily relate to investment advisory and brokerage activities as well as the sale of mutual funds and annuities. The Company’s performance obligation for investment advisory services is generally satisfied, and the related revenue recognized, over the period in which the services are provided. Fees earned for brokerage activities, such as facilitating securities transactions, are generally recognized at the time of transaction execution. The performance obligation for mutual fund and annuity sales is satisfied upon sale of the underlying investment and, therefore, the related revenue is primarily recognized at the time of sale. Payment for these services is typically received immediately or in advance of the service.

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

This amendment became effective for People’s United on January 1, 2018. The cumulative effect transition method was applied to all outstanding instruments as of the date of adoption, while changes to the accounting for equity investments without readily determinable fair values will be applied prospectively. At December 31, 2017, the Company’s securities portfolio included equity securities with an amortized cost of $9.6 million and a fair value of $8.7 million. Accordingly, upon adoption of the guidance, a cumulative-effect transition adjustment, representing the cumulative unrealized loss (net-of-tax) within AOCL, was recorded which served to decrease opening retained earnings by $0.6 million. Any further changes in the fair value of equity securities have been recorded in net income. Given the current composition of the Company’s securities portfolio, the standard is not expected to have a significant impact on the Company’s Consolidated Financial Statements. The additional disclosure and presentation requirements set forth in the standard, including the Company’s approach to determining the fair value of its held-for-investment loan portfolio for disclosure purposes, have been reflected in the Consolidated Statements of Condition and Note 10, as applicable.

Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB amended its standards to address the classification of certain cash receipts and payments within the statement of cash flows. Specifically, the amended guidance addresses the following: (i) debt prepayment or debt extinguishment costs; (ii) settlement of zero-coupon bonds; (iii) contingent payments made after a business combination; (iv) proceeds from the settlement of insurance claims; (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (vi) distributions received from equity method investees; (vii) beneficial interests in securitization transactions; and (viii) separately identifiable cash flows and application of the predominance principle. This amendment, which is required to be applied retrospectively, became effective for People’s United on January 1, 2018 and did not have a significant impact on the Company’s Consolidated Financial Statements. The classification of cash receipts and payments, as required by the standard and applicable to the Company, has been reflected in the Consolidated Statements of Cash Flows.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

In March 2017, the FASB amended its standards to (i) require that the service cost component of net benefit cost associated with pension and postretirement plans be reported in the same line item in which the related employees’ compensation cost is reported and (ii) specify that only the service cost component is eligible for capitalization. The other components of net benefit cost, which may not be capitalized, are to be presented separately. This amendment, which is required to be applied retrospectively, became effective for People’s United on January 1, 2018. Accordingly, net periodic pension and postretirement benefit income (a result of the expected return on plan assets exceeding the sum of the other components) previously reported within compensation and benefits expense is now reported within other non-interest expense in the Consolidated Statements of Income. For the three and nine months ended September 30, 2017, $1.9 million and $6.3 million, respectively, of net periodic pension and postretirement benefit income has been reclassified in accordance with the requirements of the standard.

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

Standards effective in 2019

Accounting for Leases

In February 2016, the FASB amended its standards with respect to the accounting for leases. The amended guidance serves to replace all current GAAP guidance on this topic and requires that an operating lease be recognized on the statement of condition as a “right-of-use” asset along with a corresponding liability representing the rent obligation. Key aspects of current lessor accounting generally remain unchanged from existing guidance, although the definition of eligible initial direct costs (“IDC”) has been amended. Most notably, this standard is expected to result in an increase to assets and liabilities recognized and, therefore, increase risk-weighted assets for regulatory capital purposes. The guidance will become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (January 1, 2019 for People’s United) and, as originally issued, requires the use of the modified retrospective transition approach for existing leases that have not expired before the date of initial application.

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

People’s United Financial, Inc.

Notes to Consolidated Financial Statements – (Unaudited)

The Company plans to elect the optional transition method which will result in the modified retrospective approach being applied on January 1, 2019 (as opposed to January 1, 2017). The Company also expects to elect certain transition relief options provided in the standard, including the package of practical expedients. These relief options allow the Company to forego (i) the recognition of right-of-use assets and lease liabilities arising from short-term leases (i.e. leases with terms of twelve months or less) and (ii) a reassessment as to: (a) whether expired or existing contracts are or contain leases; (b) the lease classification for expired or existing leases; and (c) whether previously capitalized IDC for existing leases would qualify for capitalization under the standard. At this time, the Company does not plan to elect the hindsight practical expedient which allows entities to use hindsight when determining lease term and impairment of right-of-use assets.

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

At this time, the most significant impact is believed to relate to real estate (primarily branch locations) and office equipment subject to non-cancelable operating lease agreements entered into by the Company as lessee. The amount of the right-of-use assets and corresponding lease liabilities recorded upon adoption will be based, primarily, on the present value of unpaid future minimum lease payments, the amount of which is dependent upon the population of leases in effect at the date of adoption, as well as assumptions with respect to renewals and/or extensions and the interest rate used to discount the future lease obligations. As of December 31, 2017, the Company reported approximately $353 million in future minimum lease payments due under such agreements. While these leases represent a majority of the leases within the scope of the standard, the lease portfolio is subject to change as a result of the execution of new leases and/or termination of existing leases prior to the effective date. Further, the Company will continue to review contracts up through the effective date and may identify additional leases within the scope of the standard. The Federal banking agencies have indicated that to the extent a right-of-use asset arises due to a lease of a tangible asset (e.g. building or equipment), the asset should be: (i) treated as a tangible asset not subject to deduction from regulatory capital; (ii) risk-weighted at 100%; and (iii) included in total assets for leverage capital purposes.

As it relates to lease agreements entered into with equipment financing customers, and for which the Company acts as lessor, the impact is most likely to be related to the definition of eligible IDC under the new guidance. Specifically, the standard maintains a narrower definition of IDC which may result in the Company recognizing immediately (rather than deferring) certain lease origination-related expenses. Such expenses would be offset by the recognition of a higher yield on the underlying leases over their contractual term.

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

In preparing for adoption, the Company has established a cross-functional working group comprised of individuals from various disciplines, including credit, risk management, information technology and finance. That working group, which is subject to the Company’s established corporate governance and oversight structure, is responsible for: (i) identifying key interpretative issues; (ii) determining the appropriate level of portfolio segmentation; (iii) reviewing historical data so as to identify potential data and resource gaps; and (iv) evaluating existing credit loss forecasting models and processes in order to determine what modifications may be required. To date, implementation efforts have focused on: (i) establishing the Company’s portfolio segmentation; (ii) fulfilling the data requirements of the standard according to the established portfolio segmentation; and (iii) purchasing and installing a third-party vendor solution that will aid in the application of the standard. Currently, the working group, in conjunction with an advisory consultant, is devoting considerable time to model selection and development, which includes an assessment of how existing credit models used to comply with other regulatory requirements may be leveraged. In addition, the working group is actively monitoring interpretative guidance issued by standard setters while also considering the relevant internal controls and processes necessary to support the requirements of the new standard.

As a result of the required change in approach toward determining estimated credit losses from the current “incurred loss” model to one based on estimated cash flows over a loan’s contractual life, adjusted for prepayments (a “life of loan” model), the Company expects the new guidance will result in an increase in the allowance for loan losses, particularly for longer duration portfolios. The Company also expects the new guidance may result in an allowance for debt securities. In both cases, the extent of the change is indeterminable at this time as it will be dependent upon portfolio composition and credit quality at the adoption date, as well as economic conditions and forecasts at that time. To date, no formal guidance has been issued by either the Company’s or the Bank’s primary regulators with respect to how the impact of the amended standard is to be treated for regulatory capital purposes. However, in April 2018, the federal banking agencies issued a proposal for public comment that would serve to revise the regulatory capital rules to, among other things, provide banks an option to phase-in, over three years, the regulatory capital effects of the standard.

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

Disclosure Requirements – Fair Value Measurement

In August 2018, the FASB issued targeted amendments that serve to eliminate, add and modify certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. These amendments are effective for interim and annual reporting periods beginning after December 15, 2019 (January 1, 2020 for People’s United) and early adoption is permitted. Entities may also elect to early adopt the eliminated and/or modified disclosure requirements and delay adoption of the new disclosure requirements until their effective date. As the amendments simply serve to revise disclosure requirements, they are not expected to have a significant impact on the Company’s Consolidated Financial Statements.

Standards effective in 2021

Disclosure Requirements – Defined Benefit Plans

In August 2018, the FASB issued targeted amendments that serve to make minor changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefit plans. More specifically, the amendments (i) remove disclosures that are no longer considered cost beneficial, (ii) clarify the specific requirements of selected disclosures and (iii) add disclosure requirements identified as relevant. These amendments are effective for fiscal years ending after December 15, 2020 (January 1, 2021 for People’s United) and early adoption is permitted. As the amendments simply serve to revise disclosure requirements, they are not expected to have a significant impact on the Company’s Consolidated Financial Statements.

NOTE 14. SUBSEQUENT EVENTS

Acquisition of First Connecticut Bancorp, Inc.

Effective October 1, 2018, People’s United completed its acquisition of First Connecticut Bancorp, Inc. (“First Connecticut”) based in Farmington, Connecticut. Accordingly, People’s United’s consolidated financial statements as of and for the periods ended September 30, 2018 do not include amounts for First Connecticut. At the acquisition date, First Connecticut had total loans of $2.97 billion, total deposits of $2.40 billion and operated 25 branch locations throughout central Connecticut and western Massachusetts.

The fair value of the consideration transferred in the First Connecticut acquisition totaled $486.4 million and consisted of 28.4 million shares of People’s United common stock. Merger-related expenses totaling $1.5 million relating to this transaction were recorded in the nine months ended September 30, 2018.

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

Completed Acquisition

Effective October 1, 2018, People’s United completed its acquisition of First Connecticut Bancorp, Inc. (“First Connecticut”) based in Farmington, Connecticut. Accordingly, People’s United’s consolidated financial statements as of and for the periods ended September 30, 2018 do not include amounts for First Connecticut. At the acquisition date, First Connecticut had total loans of $2.97 billion, total deposits of $2.40 billion and operated 25 branch locations throughout central Connecticut and western Massachusetts.

The fair value of the consideration transferred in the First Connecticut acquisition totaled $486.4 million and consisted of 28.4 million shares of People’s United common stock. Merger-related expenses totaling $1.5 million relating to this transaction were recorded in the nine months ended September 30, 2018.

Selected Consolidated Financial Information

	Three Months Ended			Nine Months Ended
(dollars in millions, except per common share data)	Sept. 30, 2018	June 30, 2018	Sept. 30, 2017	Sept. 30, 2018	Sept. 30, 2017
Earnings Data:
Net interest income (fully taxable equivalent)	$313.0	$307.8	$295.8	$922.9	$839.1
Net interest income	306.4	301.2	284.6	903.4	808.1
Provision for loan losses	8.2	6.5	7.0	20.1	18.5
Non-interest income	92.3	94.9	89.3	277.6	265.6
Non-interest expense (1)	241.3	248.6	237.1	733.4	720.5
Income before income tax expense	149.2	141.0	129.8	427.5	334.7
Net income	117.0	110.2	90.8	335.1	230.9
Net income available to common shareholders (1)	113.5	106.7	87.3	324.6	220.4

Selected Statistical Data:
Net interest margin (2)	3.15%	3.10%	3.04%	3.10%	2.94%
Return on average assets (1),(2)	1.06	1.00	0.84	1.01	0.73
Return on average common equity (2)	8.0	7.6	6.4	7.7	5.6
Return on average tangible common equity (1),(2)	14.5	13.9	11.8	14.1	10.0
Efficiency ratio (1)	56.7	58.4	57.3	58.2	58.3

Common Share Data:
Earnings per common share:
Basic	$0.33	$0.31	$0.26	$0.95	$0.67
Diluted (1)	0.33	0.31	0.26	0.94	0.67
Dividends paid per common share	0.1750	0.1750	0.1725	0.5225	0.5150
Common dividend payout ratio (1)	52.9%	56.2%	66.8%	55.1%	76.8%
Book value per common share (end of period)	$16.69	$16.56	$16.29	$16.69	$16.29
Tangible book value per common share (end of period) (1)	9.19	9.02	8.68	9.19	8.68
Stock price:
High	19.00	19.37	18.26	20.26	19.85
Low	16.95	18.00	15.97	16.95	15.97
Close (end of period)	17.12	18.09	18.14	17.12	18.14

(1)	See Non-GAAP Financial Measures and Reconciliation to GAAP.
(2)	Annualized.

	As of and for the Three Months Ended
(dollars in millions)	Sept. 30, 2018	June 30, 2018	March 31, 2018	Dec. 31, 2017	Sept. 30, 2017
Financial Condition Data:
Total assets	$44,133	$44,575	$44,101	$44,453	$43,998
Loans	32,199	32,512	32,104	32,575	32,384
Securities	7,385	7,324	7,173	7,043	6,914
Short-term investments	128	253	470	378	303
Allowance for loan losses	238	237	235	234	233
Goodwill and other acquisition-related intangible assets	2,569	2,574	2,555	2,560	2,568
Deposits	33,210	32,468	32,894	33,056	32,547
Borrowings	3,392	4,639	3,877	4,104	4,144
Notes and debentures	886	889	892	902	906
Stockholders’ equity	5,959	5,900	5,845	5,820	5,746
Total risk-weighted assets:
People’s United	33,181	33,369	32,833	33,256	32,029
People’s United Bank, National Association	33,132	33,317	32,784	33,202	32,981
Non-performing assets (1)	173	187	174	168	191
Net loan charge-offs	7.0	5.0	4.5	6.5	5.2

Average Balances:
Loans	$32,166	$32,116	$32,096	$32,271	$31,994
Securities (2)	7,404	7,302	7,186	7,022	6,559
Short-term investments	193	267	366	361	347
Total earning assets	39,763	39,685	39,648	39,654	38,900
Total assets	44,245	44,110	44,011	44,039	43,256
Deposits	33,058	32,535	32,824	32,879	32,065
Borrowings	3,539	4,031	3,752	3,836	4,010
Notes and debentures	888	890	895	904	909
Total funding liabilities	37,485	37,456	37,471	37,619	36,984
Stockholders’ equity	5,937	5,870	5,820	5,774	5,722

Ratios:
Net loan charge-offs to average total loans (annualized)	0.09%	0.06%	0.06%	0.08%	0.06%
Non-performing assets to originated loans, real estate owned and repossessed assets (1)	0.57	0.62	0.58	0.56	0.64
Originated allowance for loan losses to:
Originated loans (1)	0.78	0.77	0.78	0.77	0.77
Originated non-performing loans (1)	147.9	138.4	149.3	155.2	131.6
Average stockholders’ equity to average total assets	13.4	13.3	13.2	13.1	13.2
Stockholders’ equity to total assets	13.5	13.2	13.3	13.1	13.1
Tangible common equity to tangible assets (3)	7.6	7.3	7.3	7.2	7.1
Total risk-based capital:
People’s United	12.8	12.5	12.6	12.2	12.0
People’s United Bank, National Association	13.6	13.4	12.9	12.6	12.6

(1)	Excludes acquired loans.
(2)	Average balances for securities are based on amortized cost.
(3)	See Non-GAAP Financial Measures and Reconciliation to GAAP.

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

The following table summarizes People’s United’s operating non-interest expense and efficiency ratio, as derived from amounts reported in the Consolidated Statements of Income:

	Three Months Ended			Nine Months Ended
(dollars in millions)	Sept. 30, 2018	June 30, 2018	Sept. 30, 2017	Sept. 30, 2018	Sept. 30, 2017
Total non-interest expense	$241.3	$248.6	$237.1	$733.4	$720.5

Adjustments to arrive at operating non-interest expense:
Merger-related expenses	(0.5)	(2.9)	(3.0)	(3.4)	(29.0)

Total	(0.5)	(2.9)	(3.0)	(3.4)	(29.0)

Operating non-interest expense	240.8	245.7	234.1	730.0	691.5

Operating lease expense	(8.9)	(8.7)	(8.8)	(26.6)	(26.3)
Amortization of other acquisition-related intangible assets	(4.9)	(4.9)	(7.9)	(14.9)	(22.1)
Other (1)	(1.8)	(1.7)	(1.5)	(4.8)	(3.7)

Total non-interest expense for efficiency ratio	$225.2	$230.4	$215.9	$683.7	$639.4

Net interest income (FTE basis)	$313.0	$307.8	$295.8	$922.9	$839.1
Total non-interest income	92.3	94.9	89.3	277.6	265.6

Total revenues	405.3	402.7	385.1	1,200.5	1,104.7
Adjustments:
Operating lease expense	(8.9)	(8.7)	(8.8)	(26.6)	(26.3)
BOLI FTE adjustment	0.6	0.4	1.2	1.4	2.6
Net security (gains) losses	(0.1)	—	—	(0.2)	15.6
Other (2)	—	—	(0.2)	—	—

Total revenues for efficiency ratio	$396.9	$394.4	$377.3	$1,175.1	$1,096.6

Efficiency ratio	56.7%	58.4%	57.3%	58.2%	58.3%

(1)	Items classified as “other” and deducted from non-interest expense for purposes of calculating the efficiency ratio include certain franchise taxes and real estate owned expenses.
(2)

Items classified as “other” and deducted from total revenues for purposes of calculating the efficiency ratio include, as applicable, asset write-offs and gains associated with the sale of branch locations

The following table summarizes People’s United’s operating earnings, operating EPS and operating return on average assets:

	Three Months Ended			Nine Months Ended
(dollars in millions, except per common share data)	Sept. 30, 2018	June 30, 2018	Sept. 30, 2017	Sept. 30, 2018	Sept. 30, 2017
Net income available to common shareholders	$113.5	$106.7	$87.3	$324.6	$220.4

Adjustments to arrive at operating earnings:
Merger-related expenses	0.5	2.9	3.0	3.4	29.0

Total pre-tax adjustments	0.5	2.9	3.0	3.4	29.0
Tax effect	(0.2)	(0.6)	(1.0)	(0.8)	(9.2)

Total adjustments, net of tax	0.3	2.3	2.0	2.6	19.8

Operating earnings	$113.8	$109.0	$89.3	$327.2	$240.2

Diluted EPS, as reported	$0.33	$0.31	$0.26	$0.94	$0.67

Adjustments to arrive at operating EPS:
Merger-related expenses	—	0.01	—	0.01	0.06

Total adjustments per common share	—	0.01	—	0.01	0.06

Operating EPS	$0.33	$0.32	$0.26	$0.95	$0.73

Average total assets	$44,245	$44,110	$43,256	$44,123	$42,091

Operating return on average assets (annualized)	1.03%	0.99%	0.83%	0.99%	0.76%

The following tables summarize People’s United’s operating return on average tangible common equity and operating common dividend payout ratio:

	Three Months Ended			Nine Months Ended
(dollars in millions)	Sept. 30, 2018	June 30, 2018	Sept. 30, 2017	Sept. 30, 2018	Sept. 30, 2017
Operating earnings	$113.8	$109.0	$89.3	$327.2	$240.2

Average stockholders’ equity	$5,937	$5,870	$5,722	$5,876	$5,530
Less: Average preferred stock	244	244	244	244	244

Average common equity	5,693	5,626	5,478	5,632	5,286
Less: Average goodwill and average other acquisition-related intangible assets	2,572	2,554	2,524	2,561	2,359

Average tangible common equity	$3,121	$3,072	$2,954	$3,071	$2,927

Operating return on average tangible common equity (annualized)	14.6%	14.2%	12.1%	14.2%	10.9%

	Three Months Ended			Nine Months Ended
(dollars in millions)	Sept. 30, 2018	June 30, 2018	Sept. 30, 2017	Sept. 30, 2018	Sept. 30, 2017
Common dividends paid	$60.0	$59.9	$58.3	$178.7	$169.3

Operating earnings	$113.8	$109.0	$89.3	$327.2	$240.2

Operating common dividend payout ratio	52.7%	55.0%	65.3%	54.6%	70.5%

The following tables summarize People’s United’s tangible common equity ratio and tangible book value per common share derived from amounts reported in the Consolidated Statements of Condition:

(dollars in millions)	Sept. 30, 2018	June 30, 2018	March 31, 2018	Dec. 31, 2017	Sept. 30, 2017
Total stockholders’ equity	$5,959	$5,900	$5,845	$5,820	$5,746
Less: Preferred stock	244	244	244	244	244

Common equity	5,715	5,656	5,601	5,576	5,502
Less: Goodwill and other acquisition-related intangible assets	2,569	2,574	2,555	2,560	2,568

Tangible common equity	$3,146	$3,082	$3,046	$3,016	$2,934

Total assets	$44,133	$44,575	$44,101	$44,453	$43,998
Less: Goodwill and other acquisition-related intangible assets	2,569	2,574	2,555	2,560	2,568

Tangible assets	$41,564	$42,001	$41,546	$41,893	$41,430

Tangible common equity ratio	7.6%	7.3%	7.3%	7.2%	7.1%

(in millions, except per common share data)	Sept. 30, 2018	June 30, 2018	March 31, 2018	Dec. 31, 2017	Sept. 30, 2017
Tangible common equity	$3,146	$3,082	$3,046	$3,016	$2,934

Common shares issued	437.74	437.06	436.56	435.64	433.59
Less: Common shares classified as treasury shares	89.02	89.02	89.02	89.04	89.04
Unallocated ESOP common shares	6.36	6.45	6.53	6.62	6.71

Common shares	342.36	341.59	341.01	339.98	337.84

Tangible book value per common share	$9.19	$9.02	$8.93	$8.87	$8.68

Financial Overview

People’s United reported net income of $117.0 million, or $0.33 per diluted common share, for the three months ended September 30, 2018, compared to $90.8 million, or $0.26 per diluted common share, for the year-ago period. Included in this quarter’s results were merger-related expenses totaling $0.5 million ($0.3 million after-tax) or less than $0.01 per common share. Included in the results for the three months ended September 30, 2017 were merger-related expenses totaling $3.0 million ($2.0 million after-tax) or less than $0.01 per common share. Compared to the year-ago period, third quarter 2018 earnings reflect the benefits from recent acquisitions, continued loan and deposit growth, and meaningful cost control. People’s United’s return on average assets was 1.06% for the three months ended September 30, 2018 compared to 0.84% for the year-ago period. Return on average tangible common equity was 14.5% for the three months ended September 30, 2018 compared to 11.8% for the year-ago period. Compared to the third quarter of 2017, FTE net interest income increased $17.2 million to $313.0 million and the net interest margin increased 12 basis points to 3.15% (see Net Interest Income).

Net income for the nine months ended September 30, 2018 totaled $335.1 million, or $0.94 per diluted common share, compared to $230.9 million, or $0.67 per diluted common share, for the year-ago period. Included in the results for the nine months ended September 30, 2018 were merger-related expenses totaling $3.4 million ($2.6 million after-tax) or $0.01 per common share. Included in the results for the nine months ended September 30, 2017 were merger-related expenses totaling $29.0 million ($19.8 million after-tax) or $0.06 per common share. People’s United’s return on average assets was 1.01% (0.99% on an operating basis) for the nine months ended September 30, 2018 compared to 0.73% (0.76% on an operating basis) for the year-ago period. Return on average tangible common equity was 14.1% (14.2% on an operating basis) for the nine months ended September 30, 2018 compared to 10.0% (10.9% on an operating basis) for the year-ago period. FTE net interest income totaled $922.9 million for the nine months ended September 30, 2018, an $83.8 million increase from the year-ago period and the net interest margin increased 16 basis points to 3.10%.

Average total earning assets increased $863 million compared to the third quarter of 2017, primarily reflecting increases of $845 million in average securities and $173 million in average total loans, partially offset by a $155 million decrease in short-term investments. Average total funding liabilities increased $501 million compared to the year-ago quarter, primarily reflecting a $993 million increase in average total deposits, partially offset by a $471 million decrease in average total borrowings.

Compared to the year-ago quarter, total non-interest income increased $3.0 million and total non-interest expense increased $4.2 million. The efficiency ratio was 56.7% for the third quarter of 2018 compared to 57.3% for the year-ago period (see Non-Interest Income and Non-Interest Expense).

The provision for loan losses in the third quarter of 2018 totaled $8.2 million compared to $7.0 million in the year-ago period. Net loan charge-offs as a percentage of average total loans on an annualized basis were 0.09% in the third quarter of 2018 compared to 0.06% in the year-ago quarter. The allowance for loan losses on originated loans was $233.9 million at September 30, 2018, a $3.1 million increase from December 31, 2017. The allowance for loan losses on acquired loans was $4.1 million at September 30, 2018, a $0.1 million increase from December 31, 2017. Non-performing assets (excluding acquired non-performing loans) totaled $173.2 million at September 30, 2018, a $5.1 million increase from December 31, 2017. At September 30, 2018, the originated allowance for loan losses as a percentage of originated loans was 0.78% and as a percentage of originated non-performing loans was 147.9%, compared to 0.77% and 155.2%, respectively, at December 31, 2017 (see Asset Quality).

People’s United’s total stockholders’ equity was $6.0 billion at September 30, 2018 compared to $5.8 billion at December 31, 2017. Stockholders’ equity as a percentage of total assets was 13.5% at September 30, 2018 compared to 13.1% at December 31, 2017. Tangible common equity as a percentage of tangible assets was 7.6% at September 30, 2018 compared to 7.2% at December 31, 2017 (see Stockholders’ Equity and Dividends). People’s United’s and People’s United Bank, National Association’s (“the Bank”) Total risk-based capital ratios were 12.8% and 13.6%, respectively, at September 30, 2018, compared to 12.2% and 12.6%, respectively, at December 31, 2017 (see Regulatory Capital Requirements).

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

Average total assets of each reportable segment include allocated goodwill and intangible assets, both of which are reviewed for impairment at least annually. For the purpose of goodwill impairment evaluations, management has identified reporting units based upon the Company’s three operating segments: Commercial Banking, Retail Banking and Wealth Management. The impairment evaluation is performed as of an annual date or more frequently if a triggering event indicates that impairment may have occurred.

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

When performed, the goodwill impairment analysis is a two-step test. The first step (“Step 1”) is used to identify potential impairment, and involves comparing each reporting unit’s estimated fair value to its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill is not deemed to be impaired. Should the carrying amount of the reporting unit exceed its estimated fair value, an indicator of potential impairment is deemed to exist and a third step is performed to measure the amount of such impairment, if any. At this time, none of the Company’s identified reporting units are at risk of failing the Step 1 goodwill impairment test. See Note 13 to the Consolidated Financial Statements for a further discussion regarding the assessment of goodwill impairment.

Segment Performance Summary

Three months ended September 30, 2018 (in millions)	Commercial Banking	Retail Banking	Total Reportable Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$176.9	$115.3	$292.2	$20.0	$(5.8)	$306.4
Provision for loan losses	9.8	2.2	12.0	—	(3.8)	8.2
Total non-interest income	42.9	46.7	89.6	2.6	0.1	92.3
Total non-interest expense	93.8	138.0	231.8	4.6	4.9	241.3

Income (loss) before income tax expense (benefit)	116.2	21.8	138.0	18.0	(6.8)	149.2
Income tax expense (benefit)	25.1	4.7	29.8	3.9	(1.5)	32.2

Net income (loss)	$91.1	$17.1	$108.2	$14.1	$(5.3)	$117.0

Average total assets	$25,632.3	$9,669.0	$35,301.3	$7,934.1	$1,009.2	$44,244.6
Average total liabilities	9,068.4	20,101.3	29,169.7	8,669.9	468.4	38,308.0

Nine months ended September 30, 2018 (in millions)	Commercial Banking	Retail Banking	Total Reportable Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$515.9	$334.3	$850.2	$69.5	$(16.3)	$903.4
Provision for loan losses	28.4	6.6	35.0	—	(14.9)	20.1
Total non-interest income	130.3	138.5	268.8	7.4	1.4	277.6
Total non-interest expense	282.5	417.3	699.8	14.0	19.6	733.4

Income (loss) before income tax expense (benefit)	335.3	48.9	384.2	62.9	(19.6)	427.5
Income tax expense (benefit)	72.4	10.6	83.0	13.6	(4.2)	92.4

Net income (loss)	$262.9	$38.3	$301.2	$49.3	$(15.4)	$335.1

Average total assets	$25,542.9	$9,710.6	$35,253.5	$7,912.0	$957.2	$44,122.7
Average total liabilities	9,137.2	20,150.7	29,287.9	8,540.8	418.0	38,246.7

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Net interest income	$176.9	$164.5	$515.9	$459.0
Provision for loan losses	9.8	11.5	28.4	31.6
Total non-interest income	42.9	40.1	130.3	121.4
Total non-interest expense	93.8	90.8	282.5	262.7

Income before income tax expense	116.2	102.3	335.3	286.1
Income tax expense	25.1	30.7	72.4	88.9

Net income	$91.1	$71.6	$262.9	$197.2

Average total assets	$25,632.3	$25,307.8	$25,542.9	$21,183.0
Average total liabilities	9,068.4	8,121.0	9,137.2	7,578.0

Commercial Banking net income increased $19.5 million for the three months ended September 30, 2018 compared to the year-ago period, reflecting increases in net interest income and non-interest income, partially offset by an increase in non-interest expense. The $12.4 million increase in net interest income primarily reflects the benefits from an increase in average commercial loans and leases as well as new business yields higher than the total portfolio yield, partially offset by the adverse effect of increases in net FTP funding charges and interest expense. Non-interest income for the three months ended September 30, 2018 increased $2.8 million compared to the year-ago period, primarily reflecting increases in net customer interest rate swap income, commercial banking lending fees and investment management fees. The $3.0 million increase in non-interest expense in the third quarter of 2018 compared to the year-ago period reflects a higher level of direct expenses, partially offset by a decrease in allocated expenses. Compared to the third quarter of 2017, average total assets increased $325 million, reflecting, in part, loans and leases acquired in connection with the LEAF Commercial Capital, Inc. (“LEAF”) (August 2017) and Vend Lease (June 2018) acquisitions, as well as organic loan growth. Average total liabilities increased $947 million, primarily reflecting deposit growth.

Retail Banking includes, as its principal business lines, consumer lending (including residential mortgage and home equity lending) and consumer deposit gathering activities. This segment also includes brokerage, financial advisory services, investment management services and life insurance provided by People’s Securities, Inc. and non-institutional trust services.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Net interest income	$115.3	$105.0	$334.3	$298.7
Provision for loan losses	2.2	3.4	6.6	10.0
Total non-interest income	46.7	46.9	138.5	136.5
Total non-interest expense	138.0	136.1	417.3	405.8

Income before income tax expense	21.8	12.4	48.9	19.4
Income tax expense	4.7	3.8	10.6	6.1

Net income	$17.1	$8.6	$38.3	$13.3

Average total assets	$9,669.0	$9,776.6	$9,710.6	$9,661.3
Average total liabilities	20,101.3	20,539.7	20,150.7	20,184.4

Retail Banking net income increased $8.5 million for the three months ended September 30, 2018 compared to the year-ago period, reflecting an increase in net interest income, partially offset by an increase in non-interest expense. The $8.5 million increase in net interest income primarily reflects the benefits from higher net FTP funding credits, an increase in average residential mortgage loans as well as new business yields higher than the total portfolio yield, partially offset by an increase in interest expense. The $1.9 million increase in non-interest expense in the third quarter of 2018 compared to the year-ago period reflects higher level of direct expenses, partially offset by a lower level of allocated expenses. Compared to the third quarter of 2017, average total assets decreased $108 million, primarily reflecting a change in loan mix, and average total liabilities decreased $438 million, primarily reflecting a decrease in deposits.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Net interest income	$20.0	$26.4	$69.5	$80.5
Total non-interest income	2.6	3.1	7.4	8.2
Total non-interest expense	4.6	4.4	14.0	11.2

Income before income tax expense	18.0	25.1	62.9	77.5
Income tax expense	3.9	7.5	13.6	24.1

Net income	$14.1	$17.6	$49.3	$53.4

Average total assets	$7,934.1	$7,293.4	$7,912.0	$7,427.7
Average total liabilities	8,669.9	8,485.3	8,540.8	8,411.4

Treasury net income for the three months ended September 30, 2018 decreased $3.5 million compared to the year-ago period, reflecting decreases in net interest income and non-interest income. The decrease in net interest income primarily reflects an increase in interest expense and the unfavorable impact of tax reform on the Company’s municipal bond holdings, which resulted in a lower FTE adjustment, partially offset by the benefits from an increase in securities income and higher net FTP funding credits. Compared to the third quarter of 2017, average total assets increased $641 million, reflecting an increase in average securities, and average total liabilities increased $185 million, reflecting an increase in deposits, partially offset by a decrease in borrowings.

Other includes the residual financial impact from the allocation of revenues and expenses (including the provision for loan losses) and certain revenues and expenses not attributable to a particular segment; assets and liabilities not attributable to a particular segment; reversal of the FTE adjustment since net interest income for each segment is presented on an FTE basis; and the FTP impact from excess capital. Included in non-interest expense for the three and nine months ended September 30, 2018 are merger-related expenses totaling $0.5 million and $3.4 million, respectively. Also included in non-interest expense for the nine months ended September 30, 2018 is a $4.1 million charge relating to the closure of ten branches. Non-interest expense for the three and nine months ended September 30, 2017 includes merger-related expenses totaling $3.0 million and $29.0 million, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Net interest loss	$(5.8)	$(11.3)	$(16.3)	$(30.1)
Provision for loan losses	(3.8)	(7.9)	(14.9)	(23.1)
Total non-interest income	0.1	(0.8)	1.4	(0.5)
Total non-interest expense	4.9	5.8	19.6	40.8

Loss before income tax benefit	(6.8)	(10.0)	(19.6)	(48.3)
Income tax benefit	(1.5)	(3.0)	(4.2)	(15.3)

Net loss	$(5.3)	$(7.0)	$(15.4)	$(33.0)

Average total assets	$1,009.2	$878.6	$957.2	$818.6
Average total liabilities	468.4	388.2	418.0	386.7

Net Interest Income

Net interest income and net interest margin are affected by many factors, including: changes in average balances; interest rate fluctuations and the slope of the yield curve; sales of loans and securities; residential mortgage loan and mortgage-backed security prepayment rates; product pricing; competitive forces; the relative mix, repricing characteristics and maturity of interest-earning assets and interest-bearing liabilities; non-interest-bearing sources of funds; hedging activities; and asset quality.

In response to continued signs of a moderately expanding U.S. economy, the Federal Reserve Board has raised the target range for the federal funds rate by a total of 75 basis points to between 2.00% and 2.25% in 2018 after raising the target range three times during 2017 by a total of 75 basis points. For the third quarter of 2018, the average effective federal funds rate was 1.92%.

The net interest margin was 3.15% in the third quarter of 2018, compared to 3.10% in the second quarter of 2018 and 3.04% in the third quarter of 2017. The improvement in the net interest margin from the second quarter of 2018 primarily reflects higher yields on new loan originations and the upward repricing of floating-rate loans.

Third Quarter 2018 Compared to Third Quarter 2017

FTE net interest income increased $17.2 million compared to the third quarter of 2017, reflecting a $46.2 million increase in total interest and dividend income, partially offset by a $29.0 million increase in total interest expense, and the net interest margin increased 11 basis points to 3.15%.

Average total earning assets were $39.8 billion in the third quarter of 2018, an $863 million increase from the third quarter of 2017, primarily reflecting increases of $845 million in average securities and $173 million in average total loans, partially offset by a $155 million decrease in short-term investments. The average total commercial and residential mortgage loan portfolios increased $198 million and $156 million, respectively, compared to the year-ago period, reflecting organic growth and loans and leases acquired in the LEAF and Vend Lease acquisitions, and the average home equity loan portfolio decreased $175 million. Within the commercial loan portfolio, a $721 million increase in equipment financing was partially offset by a $528 million decrease in commercial real estate. The decrease in the commercial real estate portfolio primarily reflects expected run-off in the transactional portion of the New York multi-family portfolio.

Average total loans, average securities and average short-term investments comprised 81%, 18% and 1%, respectively, of average total earning assets in the third quarter of 2018, compared to 82%, 17% and 1%, respectively, in the third quarter of 2017. In the current quarter, the yield earned on the total loan portfolio was 4.29% and the yield earned on securities and short-term investments was 2.73%, compared to 3.81% and 2.64%, respectively, in the year-ago period. At September 30, 2018, approximately 44% of the Company’s loan portfolio was comprised of Prime Rate and one-month Libor-based loans, compared to 43% at December 31, 2017.

Average total funding liabilities were $37.5 billion in the third quarter of 2018, a $501 million increase from the year-ago period, primarily reflecting a $993 million increase in average total deposits, partially offset by a $471 million decrease in average total borrowings. The increase in average total deposits reflects organic growth and a $761 million increase in average brokered deposits. Excluding brokered deposits, average non-interest-bearing deposits and average time deposits increased $416 million and $313 million, respectively, while average savings, interest-bearing checking and money market deposits decreased $431 million. Average total deposits comprised 88% and 87% of average total funding liabilities in the third quarters of 2018 and 2017, respectively.

The 30 basis point increase to 0.89% in the rate paid on average total funding liabilities in the third quarter of 2018 compared to 2017 primarily reflects the increases in the target federal funds rate discussed above. The rate paid on average total deposits increased 26 basis points, reflecting increases of 56 basis points in time deposits and 24 basis points in savings, interest-bearing checking and money market deposits, partially offset by the benefit from a $416 million increase in non-interest-bearing deposits. Average savings, interest-bearing checking and money market deposits and average time deposits comprised 58% and 18%, respectively, of average total deposits in the third quarter of 2018 compared to 61% and 15%, respectively, in the comparable 2017 period.

Third Quarter 2018 Compared to Second Quarter 2018

FTE net interest income increased $5.2 million compared to the second quarter of 2018, reflecting a $14.6 million increase in total interest and dividend income, partially offset by a $9.4 million increase in total interest expense, and the net interest margin increased five basis points to 3.15%. The improvement in the net interest margin reflects: (i) higher yields on new loan originations and the continued upward repricing of floating-rate loans, which benefitted the net interest margin by ten basis points; (ii) one additional calendar day in the third quarter, which benefitted the margin by two basis points; (iii) higher yields and balances in the securities portfolio and lower borrowing costs, which each benefitted the net interest margin by one basis point; and (iv) higher rates on deposits, which reduced the net interest margin by nine basis points.

Average total earning assets increased $78 million from the second quarter of 2018, reflecting increases of $102 million in average securities and $50 million in average total loans, partially offset by a $74 million decrease in average short-term investments. In the third quarter of 2018, the average total commercial and residential mortgage loan portfolios increased $62 million and $34 million, respectively, and the average home equity loan portfolio decreased $46 million. The average equipment financing portfolio increased $197 million from the second quarter of 2018, reflecting, in part, loans and leases acquired in connection with the Vend Lease acquisition in June 2018.

Average total funding liabilities increased $29 million from the second quarter of 2018, primarily reflecting a $522 million increase in average total deposits, partially offset by a $493 million decrease in average total borrowings.

The following tables present average balance sheets, FTE-basis interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended September 30, 2018, June 30, 2018 and September 30, 2017, and the nine months ended September 30, 2018 and 2017. The average balances are principally daily averages and, for loans, include both performing and non-performing balances. Interest income on loans includes the effect of deferred loan fees and costs accounted for as yield adjustments, but does not include interest on loans for which People’s United has ceased to accrue interest. Premium amortization and discount accretion (including amounts attributable to purchase accounting adjustments) are also included in the respective interest income and interest expense amounts. The impact of People’s United’s use of derivative instruments in managing IRR is also reflected in the tables, classified according to the instrument hedged and the related risk management objective.

Average Balance Sheet, Interest and Yield/Rate Analysis (1)

	September 30, 2018			June 30, 2018			September 30, 2017
Three months ended (dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Short-term investments	$192.5	$1.1	2.06%	$266.7	$1.3	2.02%	$347.3	$1.1	1.25%
Securities (2)	7,404.2	50.8	2.75	7,302.1	49.2	2.69	6,558.8	44.4	2.71
Loans:
Commercial real estate	10,641.4	114.7	4.31	10,802.9	111.5	4.13	11,169.8	105.6	3.78
Commercial and industrial	8,584.8	95.6	4.45	8,558.3	92.6	4.32	8,580.0	84.0	3.91
Equipment financing	4,120.8	56.2	5.47	3,923.6	50.5	5.14	3,399.5	41.5	4.89
Residential mortgage	6,887.3	56.2	3.27	6,853.6	55.5	3.24	6,731.7	52.8	3.13
Home equity and other consumer	1,931.8	22.0	4.55	1,977.6	21.4	4.33	2,112.6	21.0	3.97

Total loans	32,166.1	344.7	4.29	32,116.0	331.5	4.13	31,993.6	304.9	3.81

Total earning assets	39,762.8	$396.6	3.99%	39,684.8	$382.0	3.85%	38,899.7	$350.4	3.60%

Other assets	4,481.8			4,425.0			4,356.7

Total assets	$44,244.6			$44,109.8			$43,256.4

Liabilities and stockholders’ equity:
Deposits:
Non-interest-bearing	$8,025.2	$—	—%	$7,872.7	$—	—%	$7,609.1	$—	—%
Savings, interest-bearing checking and money market	19,031.4	32.6	0.68	19,220.6	28.2	0.59	19,529.1	21.4	0.44
Time	6,001.3	24.3	1.62	5,442.3	19.1	1.40	4,926.8	13.0	1.06

Total deposits	33,057.9	56.9	0.69	32,535.6	47.3	0.58	32,065.0	34.4	0.43

Borrowings:
Federal Home Loan Bank advances	2,560.6	14.0	2.18	3,009.3	14.8	1.97	2,834.3	9.4	1.33
Federal funds purchased	722.7	3.8	2.11	634.5	3.0	1.86	649.9	2.1	1.26
Customer repurchase agreements	234.3	0.3	0.53	228.7	0.1	0.31	311.3	0.1	0.19
Other borrowings	20.9	0.1	2.05	158.5	0.6	1.45	214.2	1.1	2.06

Total borrowings	3,538.5	18.2	2.05	4,031.0	18.5	1.84	4,009.7	12.7	1.27

Notes and debentures	888.3	8.5	3.83	889.6	8.4	3.79	908.9	7.5	3.29

Total funding liabilities	37,484.7	$83.6	0.89%	37,456.2	$74.2	0.79%	36,983.6	$54.6	0.59%

Other liabilities	823.3			784.0			550.6

Total liabilities	38,308.0			38,240.2			37,534.2
Stockholders’ equity	5,936.6			5,869.6			5,722.2

Total liabilities and stockholders’ equity	$44,244.6			$44,109.8			$43,256.4

Net interest income/spread (3)		$313.0	3.10%		$307.8	3.06%		$295.8	3.01%

Net interest margin			3.15%			3.10%			3.04%

(1)	Average yields earned and rates paid are annualized.
(2)	Average balances and yields for securities are based on amortized cost.
(3)	The FTE adjustment was $6.6 million, $6.6 million and $11.2 million for the three months ended September 30, 2018, June 30, 2018 and September 30, 2017, respectively.

Average Balance Sheet, Interest and Yield/Rate Analysis (1)

	September 30, 2018			September 30, 2017
Nine months ended (dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Short-term investments	$274.6	$3.6	1.74%	$357.4	$2.7	1.01%
Securities (2)	7,298.3	148.0	2.70	6,704.9	132.2	2.63
Loans:
Commercial real estate	10,791.8	333.2	4.12	10,913.9	299.5	3.66
Commercial and industrial	8,521.2	272.8	4.27	8,192.8	229.6	3.74
Equipment financing	3,972.6	155.6	5.22	3,100.5	104.6	4.50
Residential mortgage	6,859.5	166.6	3.24	6,601.2	154.8	3.13
Home equity and other consumer	1,981.1	64.2	4.32	2,117.6	59.3	3.73

Total loans	32,126.2	992.4	4.12	30,926.0	847.8	3.66

Total earning assets	39,699.1	$1,144.0	3.84%	37,988.3	$982.7	3.45%

Other assets	4,423.6			4,102.3

Total assets	$44,122.7			$42,090.6

Liabilities and stockholders’ equity:
Deposits:
Non-interest-bearing	$7,899.0	$—	—%	$7,152.2	$—	—%
Savings, interest-bearing checking and money market	19,296.0	85.7	0.59	19,446.5	57.4	0.39
Time	5,611.6	59.8	1.42	4,746.5	35.0	0.98

Total deposits	32,806.6	145.5	0.59	31,345.2	92.4	0.39

Borrowings:
Federal Home Loan Bank advances	2,748.6	39.7	1.92	2,698.0	22.3	1.10
Federal funds purchased	655.6	9.1	1.85	627.6	4.9	1.03
Customer repurchase agreements	241.7	0.6	0.34	311.6	0.4	0.19
Other borrowings	127.1	1.5	1.60	102.5	1.3	1.71

Total borrowings	3,773.0	50.9	1.80	3,739.7	28.9	1.03

Notes and debentures	891.0	24.7	3.70	927.1	22.3	3.21

Total funding liabilities	37,470.6	$221.1	0.79%	36,012.0	$143.6	0.53%

Other liabilities	776.1			548.5

Total liabilities	38,246.7			36,560.5
Stockholders’ equity	5,876.0			5,530.1

Total liabilities and stockholders’ equity	$44,122.7			$42,090.6

Net interest income/spread (3)		$922.9	3.05%		$839.1	2.92%

Net interest margin			3.10%			2.94%

(1)	Average yields earned and rates paid are annualized.
(2)	Average balances and yields for securities are based on amortized cost.
(3)	The FTE adjustment was $19.5 million and $31.0 million for the nine months ended September 30, 2018 and 2017, respectively.

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

	Three Months Ended September 30, 2018 Compared To
	September 30, 2017 Increase (Decrease)			June 30, 2018 Increase (Decrease)
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Short-term investments	$(0.6)	$0.6	$—	$(0.4)	$0.2	$(0.2)
Securities	5.8	0.6	6.4	0.7	0.9	1.6
Loans:
Commercial real estate	(5.2)	14.3	9.1	(1.7)	4.9	3.2
Commercial and industrial	—	11.6	11.6	0.3	2.7	3.0
Equipment financing	9.5	5.2	14.7	2.6	3.1	5.7
Residential mortgage	1.2	2.2	3.4	0.3	0.4	0.7
Home equity and other consumer	(1.9)	2.9	1.0	(0.5)	1.1	0.6

Total loans	3.6	36.2	39.8	1.0	12.2	13.2

Total change in interest and dividend income	8.8	37.4	46.2	1.3	13.3	14.6

Interest expense:
Deposits:
Savings, interest-bearing checking and money market	(0.6)	11.8	11.2	(0.3)	4.7	4.4
Time	3.3	8.0	11.3	2.1	3.1	5.2

Total deposits	2.7	19.8	22.5	1.8	7.8	9.6

Borrowings:
Federal Home Loan Bank advances	(1.0)	5.6	4.6	(2.3)	1.5	(0.8)
Federal funds purchased	0.3	1.4	1.7	0.4	0.4	0.8
Customer repurchase agreements	—	0.2	0.2	—	0.2	0.2
Other borrowings	(1.0)	—	(1.0)	(0.6)	0.1	(0.5)

Total borrowings	(1.7)	7.2	5.5	(2.5)	2.2	(0.3)

Notes and debentures	(0.2)	1.2	1.0	—	0.1	0.1

Total change in interest expense	0.8	28.2	29.0	(0.7)	10.1	9.4

Change in net interest income	$8.0	$9.2	$17.2	$2.0	$3.2	$5.2

Volume and Rate Analysis

	Nine Months Ended September 30, 2018 Compared To September 30, 2017 Increase (Decrease)
(in millions)	Volume	Rate	Total
Interest and dividend income:
Short-term investments	$(0.7)	$1.6	$0.9
Securities	11.9	3.9	15.8
Loans:
Commercial real estate	(3.4)	37.1	33.7
Commercial and industrial	9.5	33.7	43.2
Equipment financing	32.4	18.6	51.0
Residential mortgage	6.2	5.6	11.8
Home equity and other consumer	(4.0)	8.9	4.9

Total loans	40.7	103.9	144.6

Total change in interest and dividend income	51.9	109.4	161.3

Interest expense:
Deposits:
Savings, interest-bearing checking and money market	(0.4)	28.7	28.3
Time	7.2	17.6	24.8

Total deposits	6.8	46.3	53.1

Borrowings:
Federal Home Loan Bank advances	0.4	17.0	17.4
Federal funds purchased	0.2	4.0	4.2
Customer repurchase agreements	(0.1)	0.3	0.2
Other borrowings	0.3	(0.1)	0.2

Total borrowings	0.8	21.2	22.0

Notes and debentures	(0.9)	3.3	2.4

Total change in interest expense	6.7	70.8	77.5

Change in net interest income	$45.2	$38.6	$83.8

Non-Interest Income

	Three Months Ended			Nine Months Ended
(in millions)	Sept. 30, 2018	June 30, 2018	Sept. 30, 2017	Sept. 30, 2018	Sept. 30, 2017
Bank service charges	$24.9	$24.3	$25.3	$73.0	$73.8
Investment management fees	17.4	17.2	16.9	52.3	49.2
Operating lease income	11.0	11.2	10.9	32.9	32.1
Insurance revenue	9.8	8.3	9.7	27.9	26.3
Commercial banking lending fees	7.9	9.4	7.0	27.7	26.7
Cash management fees	7.0	7.0	6.8	20.6	19.6
Brokerage commissions	3.2	3.2	2.8	9.5	9.2
Net security gains (losses)	0.1	—	—	0.2	(15.6)
Other non-interest income:
Customer interest rate swap income, net	2.8	4.0	1.9	8.3	7.1
BOLI	2.1	1.4	2.1	5.1	4.8
Net gains on sales of residential mortgage loans	0.4	0.2	1.1	0.9	2.7
Other	5.7	8.7	4.8	19.2	29.7

Total other non-interest income	11.0	14.3	9.9	33.5	44.3

Total non-interest income	$92.3	$94.9	$89.3	$277.6	$265.6

Total non-interest income in the third quarter of 2018 increased $3.0 million compared to the third quarter of 2017 and decreased $2.6 million compared to the second quarter of 2018. The increase in non-interest income in the third quarter of 2018 compared to the year-ago period primarily reflects increases in net customer interest rate swap income and commercial banking lending fees, partially offset by a decrease in net gains on sales of residential mortgage loans. The decrease in non-interest income compared to the second quarter of 2018 primarily reflects decreases in other non-interest income, commercial banking lending fees and net customer interest rate swap income, partially offset by increases in insurance revenue and BOLI.

The improvement in investment management fees compared to the third quarter of 2017 primarily reflects the continued benefits from new revenue initiatives, additional personnel in our key markets and a broader suite of product offerings. At September 30, 2018, assets under administration, which are not reported as assets of People’s United, totaled $23.8 billion, of which $9.3 billion are under discretionary management, compared to $23.8 billion and $9.1 billion, respectively, at December 31, 2017.

The increase in insurance revenue from the second quarter of 2018 primarily reflects the seasonality of commercial insurance renewals. The fluctuations in commercial banking lending fees compared to the third quarter of 2017 and the second quarter of 2018 are primarily related to the level of prepayment fees collected in the respective periods.

The increase in net customer interest rate swap income in the third quarter of 2018 compared to the third quarter of 2017 and decrease compared to the second quarter of 2018 reflects fluctuations in both the number and notional value of swap transactions. The decrease in net gains on sales of residential mortgage loans in the third quarter of 2018 compared to the year-ago period reflects a 34% decrease in the volume of residential mortgage loans sold as well as narrower spreads on pricing. Loans held-for-sale at September 30, 2018 consisted of newly-originated residential mortgage loans with a carrying amount of $15.2 million.

On an FTE basis, BOLI income totaled $2.7 million in the third quarter of 2018 compared to $1.8 million in the second quarter of 2018 and $3.3 million in the year-ago quarter. BOLI income in both the third quarter of 2018 and the third quarter of 2017 includes death benefits received totaling $0.5 million. The FTE adjustment on BOLI income beginning in 2018 reflects a reduction in the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018.

Net security losses for the nine months ended September 30, 2017 reflect $15.7 million of gross realized losses resulting from the sale of low-yielding and short duration U.S. Treasury and collateralized mortgage obligations securities with a combined amortized cost of $486.9 million. Included in other non-interest income are gains related to certain legacy investments totaling $0.6 million in the third quarter of 2018, $2.0 million in the second quarter of 2018 and $0.3 million in the third quarter of 2017. Other non-interest income for the nine months ended September 30, 2017 includes a $16.1 million gain recorded in connection with the Company’s exchange of its ownership interest in a non-marketable equity security (previously recorded in other assets) for total consideration of $16.3 million.

Non-Interest Expense

	Three Months Ended			Nine Months Ended
(dollars in millions)	Sept. 30, 2018	June 30, 2018	Sept. 30, 2017	Sept. 30, 2018	Sept. 30, 2017
Compensation and benefits	$135.7	$135.0	$128.0	$411.4	$383.6
Occupancy and equipment	41.6	40.8	40.2	123.6	118.6
Professional and outside services	17.0	20.6	19.2	56.2	62.8
Regulatory assessments	10.0	9.9	10.3	30.5	29.8
Operating lease expense	8.9	8.7	8.8	26.6	26.3
Amortization of other acquisition-related intangible assets	4.9	4.9	7.9	14.9	22.1
Other non-interest expense:
Stationery, printing, postage and telephone	6.2	6.2	5.0	18.4	16.7
Advertising and promotion	3.9	4.2	3.1	10.7	8.7
Other	13.1	18.3	14.6	41.1	51.9

Total other non-interest expense	23.2	28.7	22.7	70.2	77.3

Total non-interest expense	$241.3	$248.6	$237.1	$733.4	$720.5

Efficiency ratio	56.7%	58.4%	57.3%	58.2%	58.3%

Total non-interest expense in the third quarter of 2018 increased $4.2 million compared to the third quarter of 2017 and decreased $7.3 million compared to the second quarter of 2018. Included in total non-interest expense in the third quarter of 2018, second quarter of 2018 and third quarter of 2017 are merger-related expenses totaling $0.5 million, $2.9 million and $3.0 million, respectively. Excluding such expenses, total non-interest expense increased $6.7 million compared to the third quarter of 2017 and decreased $4.9 million compared to the second quarter of 2018. Excluding merger-related expense, the increase in total non-interest expense in the third quarter of 2018 compared to the year-ago period primarily reflects the incremental costs resulting from the acquisitions of LEAF in August 2017 and Vend Lease in June 2018, partially offset by a reduction in the amortization of other acquisition-related intangible assets.

As compared to the second quarter of 2018, the improvement in the efficiency ratio reflects an increase in adjusted total revenues (1%) and decrease in adjusted total expenses (2%) (see Non-GAAP Financial Measures and Reconciliation to GAAP).

In March 2017, the Financial Accounting Standards Board (the “FASB”) amended its standards to (i) require that the service cost component of net benefit cost associated with pension and postretirement plans be reported in the same line item in which the related employees’ compensation cost is reported and (ii) specify that only the service cost component is eligible for capitalization. The other components of net benefit cost, which may not be capitalized, are to be presented separately. This amendment, which is being applied retrospectively, became effective for People’s United on January 1, 2018. Accordingly, net periodic pension and postretirement benefit expense (income) previously included in compensation and benefits expense is now included in other non-interest expense for all periods presented. For the three and nine months ended September 30, 2017, $1.9 million and $6.3 million, respectively, of net periodic pension and postretirement benefit income has been reclassified in accordance with the requirements of the standard.

The year-over-year increase in compensation and benefits primarily reflects LEAF and Vend Lease personnel costs in the current period, as well as the effect of normal merit increases and higher incentive-related expenses, partially offset by lower health care costs. The increase in compensation and benefits compared to the second quarter of 2018 primarily reflects Vend Lease personnel costs in the current period.

The FASB’s amended standard with respect to the accounting for leases, which is effective for the Company on January 1, 2019 (see Note 13 to the Consolidated Financial Statements), provides a narrower definition of eligible initial direct costs for lessors. As such, adoption of the standard may result in the Company recognizing immediately (rather than deferring) certain lease origination-related expenses. Such expenses would be offset by the recognition of a higher yield on the underlying leases over their contractual term. As a result, reported compensation and benefits costs could be higher in future periods.

The increase in occupancy and equipment expense in the third quarter of 2018 compared to the year-ago period primarily reflects the incremental costs resulting from the LEAF acquisition. Professional and outside services fees include merger-related expenses totaling $0.4 million in the third quarter of 2018, $2.1 million in the second quarter of 2018 and $2.7 million in the third quarter of 2017. Excluding such expenses, the decrease in professional and outside services fees in the third quarter of 2018 compared to the second quarter of 2018 is primarily related to the timing of certain projects.

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

The increase in advertising and promotion expense in the third quarter of 2018 compared to the third quarter of 2017 reflects an increased level of spending. Included in other non-interest expense in the third quarter of 2018 are merger-related expenses totaling $0.1 million. Included in other non-interest expense in the second quarter of 2018 is a $4.1 million charge relating to the closure of ten branches and $0.8 million of merger-related expenses. Included in other non-interest expense in the third quarter of 2017 are merger-related expenses totaling $0.3 million.

Income Taxes

People’s United’s effective income tax rate was 21.6% for the nine months ended September 30, 2018 compared to 27.8% for the full-year of 2017. The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The most significant provision of the Act applicable to the Company serves to reduce the U.S. federal corporate income tax rate, effective January 1, 2018, from 35% to 21%. People’s United’s effective income tax rate for the full-year 2018 is expected to be approximately 19% to 21%. Differences, if any, arising between People’s United’s effective income tax rate and the U.S. federal statutory rate of 21% are generally attributable to: (i) tax-exempt interest earned on certain investments; (ii) tax-exempt income from BOLI; and (iii) state income taxes.

FINANCIAL CONDITION

General

Total assets at September 30, 2018 were $44.1 billion, a $320 million decrease from December 31, 2017, primarily reflecting decreases of $376 million in total loans and $345 million in total cash and cash equivalents, partially offset by a $342 million increase in total securities. The increase in total securities primarily reflects net purchases of government sponsored enterprise mortgage-backed securities and municipal bonds, partially offset by a $74 million increase in the unrealized loss on debt securities available-for-sale. The decrease in total loans from December 31, 2017 to September 30, 2018 reflects decreases of $332 million in commercial loans and $44 million in retail loans. Originated loans totaled $30.1 billion at both September 30, 2018 and December 31, 2017 and acquired loans decreased $376 million since December 31, 2017. At September 30, 2018, the carrying amount of the acquired loan portfolio was $2.1 billion.

Non-performing assets (excluding acquired non-performing loans) totaled $173.2 million at September 30, 2018, a $5.1 million increase from December 31, 2017, primarily reflecting a $12.3 million increase in non-performing commercial and industrial loans, partially offset by decreases of $6.5 million in non-performing commercial real estate loans and $3.8 million in other real estate owned (“REO”). At September 30, 2018, acquired non-performing loans totaled $32.3 million compared to $29.7 million at December 31, 2017. The allowance for loan losses totaled $238.0 million ($233.9 million on originated loans and $4.1 million on acquired loans) at September 30, 2018, compared to $234.4 million ($230.8 million on originated loans and $3.6 million on acquired loans) at December 31, 2017. At September 30, 2018, the originated allowance for loan losses as a percentage of originated loans was 0.78% and as a percentage of originated non-performing loans was 147.9%, compared to 0.77% and 155.2%, respectively, at December 31, 2017.

At September 30, 2018, total liabilities were $38.2 billion, a $459 million decrease from December 31, 2017, primarily reflecting a $712 million decrease in total borrowings, partially offset by a $154 million increase in total deposits.

People’s United’s total stockholders’ equity was $6.0 billion at September 30, 2018, a $139 million increase from December 31, 2017. As a percentage of total assets, stockholders’ equity was 13.5% and 13.1% at September 30, 2018 and December 31, 2017, respectively. Tangible common equity equaled 7.6% of tangible assets at September 30, 2018 compared to 7.2% at December 31, 2017 (see Stockholders Equity and Dividends).

People’s United’s (consolidated) Tier 1 Leverage capital ratio and its Common Equity Tier 1 (“CET 1”), Tier 1 and Total risk-based capital ratios were 8.7%, 10.3%, 11.0% and 12.8%, respectively, at September 30, 2018, compared to 8.3%, 9.7%, 10.4% and 12.2%, respectively, at December 31, 2017. The Bank’s Tier 1 Leverage capital ratio and its CET 1, Tier 1 and Total risk-based capital ratios were 9.2%, 11.6%, 11.6% and 13.6%, respectively, at September 30, 2018, compared to 8.5%, 10.7%, 10.7% and 12.6%, respectively, at December 31, 2017 (see Regulatory Capital Requirements).

Loans

People’s United’s lending activities consist of originating loans secured by commercial and residential properties, and extending secured and unsecured loans to commercial and consumer customers.

The following tables summarize People’s United’s loan portfolios:

Commercial Real Estate

(in millions)	September 30, 2018	December 31, 2017
Property Type:
Residential (multi-family)	$3,627.6	$3,894.0
Retail	2,886.9	2,901.5
Office buildings	2,043.2	2,142.7
Hospitality/entertainment	621.6	622.6
Industrial/manufacturing	563.5	642.4
Health care	374.6	394.8
Mixed/special use	210.4	205.1
Self storage	174.7	173.0
Land	31.7	44.0
Other	61.3	48.6

Total commercial real estate	$10,595.5	$11,068.7

Commercial and Industrial

(in millions)	September 30, 2018	December 31, 2017
Industry:
Service	$1,477.1	$1,586.0
Finance and insurance	1,320.0	1,473.1
Manufacturing	1,311.2	1,297.7
Wholesale trade	1,206.6	1,166.9
Real estate, rental and leasing	867.5	819.3
Health services	783.1	724.2
Retail trade	697.2	756.9
Transportation and utilities	310.5	296.4
Construction	239.3	248.8
Arts, entertainment and recreation	138.5	146.5
Information and media	108.1	99.2
Public administration	42.2	65.0
Other	67.3	51.1

Total commercial and industrial	$8,568.6	$8,731.1

Equipment Financing

(in millions)	September 30, 2018	December 31, 2017
Industry:
Transportation and utilities	$1,160.2	$1,148.5
Construction	524.5	495.1
Service	522.3	388.9
Rental and leasing	510.9	505.5
Manufacturing	232.2	201.9
Wholesale trade	198.9	189.1
Printing	195.9	201.3
Waste management	193.5	191.9
Health services	179.7	168.0
Packaging	114.2	99.4
Retail trade	97.4	79.6
Mining, oil and gas	45.8	53.4
Other	233.8	182.8

Total equipment financing	$4,209.3	$3,905.4

Residential Mortgage

(in millions)	September 30, 2018	December 31, 2017
Adjustable-rate	$5,937.5	$5,926.6
Fixed-rate	974.4	879.1

Total residential mortgage	$6,911.9	$6,805.7

Home Equity and Other Consumer

(in millions)	September 30, 2018	December 31, 2017
Home equity lines of credit	$1,636.5	$1,796.1
Home equity loans	230.7	219.1
Other	46.8	49.2

Total home equity and other consumer	$1,914.0	$2,064.4

Asset Quality

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

Guidance issued by the Office of the Comptroller of the Currency requires that loans subject to a borrower’s discharge from personal liability following a Chapter 7 bankruptcy be treated as TDRs, included in non-performing loans and written down to the estimated collateral value, regardless of delinquency status. Included in TDRs at September 30, 2018 are $22.6 million of such loans. Of this amount, $16.5 million, or 73%, were less than 90 days past due on their payments as of that date.

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

During the nine months ended September 30, 2018, we performed 66 loan modifications that were not classified as TDRs. The balances of the loans at the time of the respective modifications totaled $123.2 million. In each case, we concluded that the modification did not result in the granting of a concession based on one or more of the following considerations: (i) the receipt of additional collateral (the nature and amount of which was deemed to serve as adequate compensation for other terms of the restructuring) and/or guarantees; (ii) the borrower having access to funds at a market rate for debt with similar risk characteristics as the restructured debt; and (iii) the restructuring resulting in a delay in payment that is insignificant in relation to the other terms of the obligation. See Note 3 to the Consolidated Financial Statements for additional disclosures relating to TDRs.

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

At September 30, 2018, the loan portfolio included $1.2 billion of interest-only residential mortgage loans. People’s United began originating interest-only residential mortgage loans in March 2003. The underwriting guidelines and requirements for such loans are generally more restrictive than those applied to other types of residential mortgage loans. People’s United has not originated interest-only residential mortgage loans that permit negative amortization or optional payment amounts. Amortization of an interest-only residential mortgage loan begins after the initial interest rate changes (e.g. after 5 years for a 5/1 adjustable-rate mortgage). In general, People’s United’s underwriting guidelines for residential mortgage loans require the following: (i) properties must be single-family and owner-occupied primary residences; (ii) lower loan-to-value (“LTV”) ratios (less than 60% on average); (iii) higher credit scores (greater than 700 on average); and (iv) sufficient post-closing reserves.

Updated estimates of property values are obtained from an independent third-party for residential mortgage loans 90 days past due. At September 30, 2018, non-performing residential mortgage loans totaling $0.2 million had current LTV ratios of more than 100%. At that date, the weighted average LTV ratio and FICO score for the residential mortgage loan portfolio were 63% and 759, respectively.

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

During the nine months ended September 30, 2018, the Company issued 22 investor refunds, totaling $0.1 million, under contractual recourse agreements. Based on the limited number of repurchase requests the Company has historically received, the immaterial cost associated with such repurchase requests and management’s view that this past experience is consistent with our current and near-term estimate of such exposure, the Company has established a reserve for such repurchase requests, which totaled $0.1 million as of September 30, 2018.

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

The following table sets forth, as of September 30, 2018, the committed amount of HELOCs scheduled to have the draw period end during the years shown:

December 31, (in millions)	Credit Lines
2018	$26.5
2019	96.5
2020	157.5
2021	268.7
2022	428.0
2023	456.7
Later years	1,888.7

Total	$3,322.6

Approximately 83% of our HELOCs are presently in their draw period. Although converted amortizing payment loans represent only a small portion of the portfolio, our default and delinquency statistics indicate a higher level of occurrence for such loans when compared to HELOCs that are still in the draw period.

Delinquency statistics for the HELOC portfolio as of September 30, 2018 are as follows:

	Portfolio Balance	Delinquencies
(dollars in millions)		Amount	Percent
HELOC status:
Still in draw period	$1,364.8	$6.6	0.49%
Amortizing payment	271.7	14.5	5.34

For the three months ended September 30, 2018, 47% of our borrowers with balances outstanding under HELOCs paid only the minimum amount due.

The majority of home equity loans fully amortize over terms ranging from 5 to 20 years. Home equity loans are limited to first or second liens on a borrower’s primary residence. The maximum LTV ratio is 80% on a single-family property, including a condominium, and 70% on a two-family property. Lower LTV ratios are required on larger line amounts.

We are not able, at this time, to develop statistics for the entire home equity portfolio (both HELOCs and home equity loans) with respect to first liens serviced by third parties that have priority over our junior liens, as lien position data has not historically been captured on our loan servicing systems. As of September 30, 2018, full and complete first lien position data was not readily available for 26% of the home equity portfolio. Effective January 2011, we began tracking lien position data for all new originations and our collections department continues to add lien position data once a loan reaches 75 days past due in connection with our updated assessment of combined loan-to-value (“CLTV”) exposure, which takes place for loans 90 days past due. In addition, when we are notified that the holder of a superior lien has commenced a foreclosure action, our home equity account is identified in the collections system for ongoing monitoring of the legal action. As of September 30, 2018, the portion of the home equity portfolio more than 90 days past due with a CLTV greater than 80% was $3.9 million.

As of September 30, 2018, full and complete first lien position data was readily available for 74%, or $1.4 billion, of the home equity portfolio. Of that total, 39%, or $535.6 million, are in a junior lien position. We estimate that of those junior liens, 35%, or $187.4 million, are held or serviced by others.

When the first lien is held by a third-party, we can, in some cases, obtain an indication that a first lien is in default through information reported to credit bureaus. However, because more than one mortgage may be reported in a borrower’s credit report and there may not be a corresponding property address associated with reported mortgages, we are often unable to associate a specific first lien with our junior lien. As of September 30, 2018, there were 33 loans totaling $2.4 million for which we have received notification that the holder of a superior lien has commenced foreclosure action. For 19 of the loans (totaling $1.5 million), our second lien position was performing at the time such foreclosure action was commenced. The total estimated loss related to those 19 loans was $0.2 million as of September 30, 2018. It is important to note that the percentage of new home equity originations for which we hold the first lien has increased steadily from approximately 40% in 2009 to approximately 60% as of September 30, 2018.

We believe there are several factors that serve to mitigate the potential risk associated with the limitations on available first lien data. Most importantly, our underwriting guidelines for home equity loans, which have been, and continue to be, consistently applied, generally require the following: (i) properties located within our geographic footprint; (ii) lower LTV ratios; and (iii) higher credit scores. Notwithstanding the maximum LTV ratios and minimum FICO scores discussed previously, actual LTV ratios at origination were less than 60% on average and current FICO scores of our borrowers are greater than 750 on average. In addition, as of September 30, 2018, 94% of the portfolio balance relates to originations that occurred since 2005, which is generally recognized as the peak of the last housing bubble. We believe these factors are a primary reason for the portfolio’s relatively low level of non-performing loans and net loan charge-offs, both in terms of absolute dollars and as a percentage of average total loans.

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

As of September 30, 2018, the weighted average CLTV ratio and FICO score for the home equity portfolio were 58% and 762, respectively.

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

People’s United’s construction loan portfolio totaled $642.1 million (2% of total loans) at September 30, 2018. The total committed amount at that date, including both the outstanding balance and the unadvanced portion of such loans, was $1.0 billion. In some cases, a portion of the total committed amount includes an accompanying interest reserve. At September 30, 2018, construction loans totaling $320.2 million had remaining available interest reserves of $22.4 million. At that date, the Company had no construction loans with interest reserves that were on non-accrual status and included in non-performing loans.

Historically, certain economic conditions have resulted in an increase in the number of extension requests for commercial real estate and construction loans, some of which may have included related repayment guarantees. Modifications of commercial real estate loans involving maturity extensions are evaluated according to the Company’s normal underwriting standards and are classified as TDRs if the borrower is experiencing financial difficulty and is afforded a concession by People’s United similar to those discussed previously. People’s United had $4.9 million of restructured construction loans at September 30, 2018.

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

In establishing the allowance for loan losses for larger-balance, non-homogeneous loans, the Company also gives consideration to certain qualitative factors, including the macroeconomic environment and any potential imprecision inherent in its loan loss model that may result from having limited historical loan loss data which, in turn, may result in inaccurate probability of default and loss-given-default estimates. In this manner, historical portfolio experience, as described above, is not adjusted and the allowance for loan losses always includes a component attributable to qualitative factors, the degree of which may change from period to period as such qualitative factors indicate improving or worsening trends. The Company evaluates the qualitative factors on a quarterly basis in order to conclude that they continue to be appropriate. There were no significant changes in our approach to determining the qualitative component of the related allowance for loan losses during the nine months ended September 30, 2018.

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

In establishing the allowance for loan losses for smaller-balance, homogeneous loans, the amount reflecting the Company’s consideration of qualitative factors is added to the amount attributable to historical portfolio loss experience. In this manner, historical charge-off data (whether periods or amounts) is not adjusted and the allowance for loan losses always includes a component attributable to qualitative factors, the degree of which may change from period to period as such qualitative factors indicate improving or worsening trends. The Company evaluates the qualitative factors on a quarterly basis in order to conclude that they continue to be appropriate. There were no significant changes in our approach to determining the qualitative component of the related allowance for loan losses during the nine months ended September 30, 2018.

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

People’s United did not change its methodologies with respect to determining the allowance for loan losses during the first nine months of 2018. As part of its ongoing assessment of the allowance for loan losses, People’s United regularly makes refinements to certain underlying assumptions used in its methodologies. However, such refinements did not have a material impact on the allowance for loan losses or the provision for loan losses as of or for the nine months ended September 30, 2018.

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

For purchased performing loans, the required allowance for loan losses is determined in a manner similar to that for originated loans with a provision for loan losses only recorded when the required allowance for loan losses exceeds any remaining purchase discount at the loan level. For PCI loans, the difference between contractually required principal and interest payments at the acquisition date and the undiscounted cash flows expected to be collected at the acquisition date is referred to as the “nonaccretable difference”, which includes an estimate of future credit losses expected to be incurred over the life of the loans in each pool. A decrease in the expected cash flows in subsequent periods requires the establishment of an allowance for loan losses at that time. At September 30, 2018 and December 31, 2017, the allowance for loan losses on acquired loans was $4.1 million and $3.6 million, respectively.

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

Provision and Allowance for Loan Losses

	Three Months Ended			Nine Months Ended
(dollars in millions)	Sept. 30, 2018	June 30, 2018	Sept. 30, 2017	Sept. 30, 2018	Sept. 30, 2017
Allowance for loan losses on originated loans:
Balance at beginning of period	$232.8	$231.3	$227.9	$230.8	$223.0
Charge-offs	(6.4)	(4.7)	(5.8)	(15.5)	(17.1)
Recoveries	1.0	1.9	1.5	4.3	5.5

Net loan charge-offs	(5.4)	(2.8)	(4.3)	(11.2)	(11.6)
Provision for loan losses	6.5	4.3	5.6	14.3	17.8

Balance at end of period	$233.9	$232.8	$229.2	$233.9	$229.2

Allowance for loan losses on acquired loans:
Balance at beginning of period	$4.0	$4.0	$3.7	$3.6	$6.3
Charge-offs	(2.0)	(2.5)	(1.0)	(6.3)	(2.9)
Recoveries	0.4	0.3	0.1	1.0	0.1

Net loan charge-offs	(1.6)	(2.2)	(0.9)	(5.3)	(2.8)
Provision for loan losses	1.7	2.2	1.4	5.8	0.7

Balance at end of period	$4.1	$4.0	$4.2	$4.1	$4.2

Originated commercial allowance for loan losses as a percentage of originated commercial loans	0.94%	0.93%	0.94%	0.94%	0.94%
Originated retail allowance for loan losses as a percentage of originated retail loans	0.36	0.36	0.35	0.36	0.35
Total originated allowance for loan losses as a percentage of:
Originated loans	0.78	0.77	0.77	0.78	0.77
Originated non-performing loans	147.9	138.4	131.6	147.9	131.6

The provision for loan losses on originated loans totaled $6.5 million for the three months ended September 30, 2018, reflecting $5.4 million in net loan charge-offs and an increase in the originated allowance for loan losses in response to portfolio-specific risk factors and loan growth. The provision for loan losses on acquired loans for the three months ended September 30, 2018 reflects impairment. The provision for loan losses on originated loans totaled $5.6 million in the year-ago period, reflecting $4.3 million in net loan charge-offs and an increase in the originated allowance for loan losses in response to portfolio-specific risk factors and loan growth. The provision for loan losses on acquired loans for the three months ended September 30, 2017 reflects impairment.

Management believes that the level of the allowance for loan losses at September 30, 2018 is appropriate to cover probable losses.

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

Net Loan Charge-Offs (Recoveries)

	Three Months Ended			Nine Months Ended
(in millions)	Sept. 30, 2018	June 30, 2018	Sept. 30, 2017	Sept. 30, 2018	Sept. 30, 2017
Commercial:
Commercial real estate	$1.7	$0.7	$1.5	$2.9	$2.7
Commercial and industrial	2.2	1.7	2.0	5.6	4.6
Equipment financing	2.9	2.6	0.5	7.1	3.7

Total	6.8	5.0	4.0	15.6	11.0

Retail:
Residential mortgage	0.1	(0.1)	0.1	0.2	0.3
Home equity	(0.1)	—	0.9	0.3	2.7
Other consumer	0.2	0.1	0.2	0.4	0.4

Total	0.2	—	1.2	0.9	3.4

Total net loan charge-offs	$7.0	$5.0	$5.2	$16.5	$14.4

Net Loan Charge-Offs (Recoveries) as a Percentage of Average Total Loans (Annualized)

	Three Months Ended			Nine Months Ended
	Sept. 30, 2018	June 30, 2018	Sept. 30, 2017	Sept. 30, 2018	Sept. 30, 2017
Commercial:
Commercial real estate	0.06%	0.03%	0.05%	0.04%	0.03%
Commercial and industrial	0.10	0.08	0.09	0.09	0.07
Equipment financing	0.28	0.26	0.06	0.24	0.16
Retail:
Residential mortgage	0.01	(0.01)	0.01	—	0.01
Home equity	(0.02)	—	0.18	0.02	0.17
Other consumer	1.63	1.13	1.43	1.20	0.95
Total portfolio	0.09%	0.06%	0.06%	0.07%	0.06%

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

All previously accrued but unpaid interest on non-accrual loans is reversed from interest income in the period in which the accrual of interest is discontinued. Interest payments received on non-accrual loans (including impaired loans) are generally applied as a reduction of principal if future collections are doubtful, although such interest payments may be recognized as income. A loan remains on non-accrual status until the factors that indicated doubtful collectability no longer exist or until a loan is determined to be uncollectible and is charged off against the allowance for loan losses. There were no loans past due 90 days or more and still accruing interest at September 30, 2018 or December 31, 2017.

Non-Performing Assets

(dollars in millions)	Sept. 30, 2018	June 30, 2018	March 31, 2018	Dec. 31, 2017	Sept. 30, 2017
Originated non-performing loans:
Commercial:
Commercial real estate	$17.2	$20.3	$21.0	$23.7	$36.7
Commercial and industrial	44.9	50.1	34.6	32.6	34.9
Equipment financing	49.3	49.2	47.7	44.3	54.1

Total	111.4	119.6	103.3	100.6	125.7

Retail:
Residential mortgage	32.0	33.5	35.4	32.7	33.8
Home equity	14.6	15.1	16.1	15.4	14.8
Other consumer	0.1	—	—	—	—

Total	46.7	48.6	51.5	48.1	48.6

Total originated non-performing loans (1)	158.1	168.2	154.8	148.7	174.3

REO:
Commercial	8.7	9.3	10.6	9.3	6.3
Residential	4.4	5.8	6.8	7.6	4.7

Total REO	13.1	15.1	17.4	16.9	11.0

Repossessed assets	2.0	3.7	1.8	2.5	5.4

Total non-performing assets	$173.2	$187.0	$174.0	$168.1	$190.7

Originated non-performing loans as a percentage of originated loans	0.53%	0.56%	0.52%	0.49%	0.59%
Non-performing assets as a percentage of:
Originated loans, REO and repossessed assets	0.57	0.62	0.58	0.56	0.64
Tangible stockholders’ equity and originated allowance for loan losses	4.78	5.25	4.94	4.81	5.60

(1)

Reported net of government guarantees totaling: $2.5 million at September 30, 2018; $2.6 million at June 30, 2018; $3.0 million at March 31, 2018; $3.1 million at December 31, 2017; and $4.0 million at September 30, 2017. These government guarantees relate, almost entirely, to guarantees provided by the Small Business Administration as well as selected other Federal agencies and represent the carrying value of the loans that are covered by such guarantees, the extent of which (i.e. full or partial) varies by loan. At September 30, 2018, the principal loan classes to which these government guarantees relate are commercial and industrial loans (93%) and commercial real estate loans (7%).

The table above excludes acquired loans that are (i) accounted for as PCI loans and/or (ii) covered by a FDIC loss-share agreement (“LSA”), which totaled $23.7 million at September 30, 2018; $21.2 million at June 30, 2018; $23.7 million at March 31, 2018; $25.1 million at December 31, 2017; and $24.5 million at September 30, 2017. Such loans otherwise meet People’s United’s definition of a non-performing loan but are excluded because the loans are included in loan pools that are considered performing and/or credit losses are covered by an FDIC LSA. The discounts arising from recording these loans at fair value were due, in part, to credit quality. Accordingly, such loans are generally accounted for on a pool basis and the accretable yield on the pools is being recognized as interest income over the life of the loans based on expected cash flows at the pool level. In addition, the table excludes purchased performing loans totaling $8.6 million, $5.5 million, $6.4 million, $4.6 million and $2.1 million at September 30, 2018, June 30, 2018, March 31, 2018, December 31, 2017 and September 30, 2017, respectively, of which $8.6 million, $5.5 million, $6.4 million, $4.6 million and $1.7 million, respectively, became non-performing subsequent to acquisition.

Total non-performing assets increased $5.1 million from December 31, 2017 and equaled 0.57% of originated loans, REO and repossessed assets at September 30, 2018. The increase in total non-performing assets from December 31, 2017 primarily reflects increases in non-performing commercial and industrial loans of $12.3 million and non-performing equipment financing loans of $5.0 million, partially offset by decreases of $6.5 million in non-performing commercial real estate loans and $3.8 million in REO. Included in non-performing loans at September 30, 2018 are two unrelated relationships totaling $14.3 million that were placed on non-accrual status during the second quarter of 2018.

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

In addition to the non-performing loans discussed above, People’s United has also identified $593.3 million in potential problem loans at September 30, 2018 (all of which are included in the originated portfolio). Potential problem loans represent loans that are currently performing, but for which known information about possible credit deterioration on the part of the related borrowers causes management to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms and which may result in the disclosure of such loans as non-performing at some time in the future. The potential problem loans are generally loans that, although performing, have been classified as “substandard” in accordance with People’s United’s loan rating system, which is consistent with guidelines established by banking regulators.

At September 30, 2018, potential problem loans consisted of equipment financing loans ($264.9 million), commercial and industrial loans ($228.4 million) and commercial real estate loans ($100.0 million). Such loans are closely monitored by management and have remained in performing status for a variety of reasons including, but not limited to, delinquency status, borrower payment history and fair value of the underlying collateral. Management cannot predict the extent to which economic conditions may worsen or whether other factors may adversely impact the ability of these borrowers to make payments. Accordingly, there can be no assurance that potential problem loans will not become 90 days or more past due, be placed on non-accrual status, be restructured, or require additional provisions for loan losses.

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

Asset liquidity is provided by: cash; short-term investments and securities purchased under agreements to resell; proceeds from maturities, principal repayments and sales of securities; and proceeds from scheduled principal collections, prepayments and sales of loans. In addition, certain securities may be used to collateralize borrowings under repurchase agreements. The Consolidated Statements of Cash Flows present data on cash provided by and used in People’s United’s operating, investing and financing activities. At September 30, 2018, People’s United (parent company) liquid assets included $261 million in cash and $9 million in equity securities, while the Bank’s liquid assets included $3.3 billion in debt securities available-for-sale and $277 million in cash and cash equivalents. At September 30, 2018, debt securities available-for-sale with a fair value of $1.9 billion and debt securities held-to-maturity with an amortized cost of $1.3 billion were pledged as collateral for public deposits and for other purposes.

Liability liquidity is measured by both People’s United’s and the Bank’s ability to obtain deposits and borrowings at cost-effective rates that are diversified with respect to markets and maturities. Deposits, which are considered the most stable source of liability liquidity, totaled $33.2 billion at September 30, 2018 and represented 76% of total funding (the sum of total deposits, total borrowings, notes and debentures, and stockholders’ equity). Borrowings are used to diversify People’s United’s funding mix and to support asset growth. Borrowings and notes and debentures totaled $3.4 billion and $886 million, respectively, at September 30, 2018, representing 8% and 2%, respectively, of total funding at that date.

The Bank’s current available sources of borrowings include: federal funds purchased, advances from the Federal Home Loan Bank (the “FHLB”) of Boston and the Federal Reserve Bank of New York (the “FRB-NY,”), and repurchase agreements. At September 30, 2018, the Bank’s total borrowing capacity from (i) the FHLB of Boston and the FRB-NY for advances and (ii) repurchase agreements was $11.2 billion based on the level of qualifying collateral available for these borrowings. In addition, the Bank had unsecured borrowing capacity of $1.0 billion at that date. FHLB advances are secured by the Bank’s investment in FHLB stock and by a security agreement that requires the Bank to maintain, as collateral, sufficient qualifying assets not otherwise pledged (principally single-family residential mortgage loans, home equity lines of credit and loans, and commercial real estate loans).

At September 30, 2018, the Bank had outstanding commitments to originate loans totaling $1.6 billion and approved, but unused, lines of credit extended to customers totaling $7.4 billion (including $2.1 billion of HELOCs).

The sources of liquidity discussed above are deemed by management to be sufficient to fund outstanding loan commitments and to meet both People’s United’s and the Bank’s other obligations.

Stockholders’ Equity and Dividends

People’s United’s total stockholders’ equity was $5.96 billion at September 30, 2018, a $139.0 million increase from December 31, 2017. This increase primarily reflects (i) net income of $335.1 million for the nine months ended September 30, 2018 and (ii) net stock option and restricted stock-related transactions during the nine months ended September 30, 2018 totaling $39.6 million, partially offset by (i) common dividends paid of $178.8 million in the nine months ended September 30, 2018 and (ii) a $51.8 million increase (excluding a $37.3 million transition adjustment related to the adoption of new accounting standards) in accumulated other comprehensive loss (“AOCL”) since December 31, 2017. The increase in AOCL, net of tax, primarily reflects an increase in the unrealized loss on securities available-for-sale. As a percentage of total assets, stockholders’ equity was 13.5% and 13.1% at September 30, 2018 and December 31, 2017, respectively. Tangible common equity equaled 7.6% of tangible assets at September 30, 2018 compared to 7.2% at December 31, 2017.

In October 2018, People’s United’s Board of Directors declared a quarterly dividend on its common stock of $0.1750 per share. The dividend is payable on November 15, 2018 to shareholders of record on November 1, 2018. Also in October 2018, People’s United’s Board of Directors declared a dividend on its preferred stock, payable on December 15, 2018 to preferred shareholders of record as of December 1, 2018. In July 2018, the Bank paid a cash dividend of $85.0 million to People’s United (parent company).

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

The following is a summary of People’s United’s and the Bank’s regulatory capital amounts and ratios under the Basel III capital rules. The minimum capital required amounts as of September 30, 2018 and December 31, 2017 are based on the capital conservation buffer phase-in provisions of the Basel III capital rules. In connection with the adoption of the Basel III capital rules, both the Company and the Bank elected to opt-out of the requirement to include most components of AOCL in CET 1 capital.

At September 30, 2018, People’s United’s and the Bank’s total risk-weighted assets, as defined, were $33.2 billion and $33.1 billion, respectively, compared to $33.3 billion and $33.2 billion, respectively, at December 31, 2017. As discussed in Note 13 to the Consolidated Financial Statements, regulatory capital was increased during the period by $37.9 million as a result of the reclassification of certain tax effects from AOCL, which resulted in an approximate 11 basis point increase in the risk-based capital ratios of both the Company and the Bank. The improvement in the Bank’s capital ratios since December 31, 2017 also reflects an equity contribution from People’s United (parent company) in 2018.

			Minimum Capital Required		Classification as
	As of September 30, 2018		Basel III Phase-In (2018)		Well-Capitalized
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Capital (1):
People’s United	$3,666.2	8.7%	$1,677.7	4.0%	N/A	N/A
Bank	3,856.2	9.2	1,677.7	4.0	$2,096.3	5.0%
CET 1 Risk-Based Capital (2):
People’s United	3,422.1	10.3	2,115.3	6.375	N/A	N/A
Bank	3,856.2	11.6	2,112.2	6.375	2,153.6	6.5
Tier 1 Risk-Based Capital (3):
People’s United	3,666.2	11.0	2,613.0	7.875	1,990.9	8.0
Bank	3,856.2	11.6	2,609.2	7.875	2,650.6	8.0
Total Risk-Based Capital (4):
People’s United	4,234.3	12.8	3,276.6	9.875	3,318.1	10.0
Bank	4,496.9	13.6	3,271.8	9.875	3,313.2	10.0

			Minimum Capital Required		Classification as
	As of December 31, 2017		Basel III Phase-In (2017)		Well-Capitalized
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Capital (1):
People’s United	$3,474.1	8.3%	$1,666.6	4.0%	N/A	N/A
Bank	3,543.0	8.5	1,663.0	4.0	$2,078.7	5.0%
CET 1 Risk-Based Capital (2):
People’s United	3,230.0	9.7	1,912.2	5.750	N/A	N/A
Bank	3,543.0	10.7	1,909.1	5.750	2,158.2	6.5
Tier 1 Risk-Based Capital (3):
People’s United	3,474.1	10.4	2,411.1	7.250	1,995.4	6.0
Bank	3,543.0	10.7	2,407.2	7.250	2,656.2	8.0
Total Risk-Based Capital (4):
People’s United	4,057.7	12.2	3,076.2	9.250	3,325.6	10.0
Bank	4,179.7	12.6	3,071.2	9.250	3,320.2	10.0

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

The following tables set forth the estimated percent change in the Company’s net interest income at risk over one-year simulation periods beginning September 30, 2018 and December 31, 2017. Given the interest rate environment at those dates, simulations for interest rate declines of more than 100 basis points were not modeled.

	Estimated Percent Change in
Parallel Shock Rate Change	Net Interest Income
(basis points)	September 30, 2018	December 31, 2017
+300	9.1%	9.3%
+200	6.3	6.5
+100	3.3	3.4
-100	(4.2)	(4.9)

	Estimated Percent Change in
Yield Curve Twist Rate Change	Net Interest Income
(basis points)	September 30, 2018	December 31, 2017
Short End -100	(2.3)%	(2.5)%
Short End +100	1.8	1.7
Long End -100	(1.7)	(2.3)
Long End +100	1.5	1.8

The net interest income at risk simulation results indicate that at both September 30, 2018 and December 31, 2017, the Company is asset sensitive over the twelve-month forecast horizon (i.e. net interest income will increase if market rates rise). This is primarily due to: (i) approximately 89% of the Company’s loan portfolio being funded by less rate-sensitive core deposits; (ii) approximately 44% of the Company’s loan portfolio being comprised of Prime Rate and one-month Libor-based loans; and (iii) the repricing of variable-rate loans, the origination of fixed-rate loans and the reinvestment of securities proceeds all over the twelve-month forecast horizon.

The Company’s net interest income at risk exposure in the down rate scenarios has improved since December 31, 2017 primarily due to: (i) the purchase of securities; (ii) slower mortgage-backed security and residential mortgage loan prepayments as a result of higher interest rates; and (iii) the benefits from the Company’s ability to lower deposit rates in light of the current rate environment. Based on the Company’s IRR position at September 30, 2018, an immediate 100 basis point parallel increase in interest rates translates to an approximate $42 million increase in net interest income on an annualized basis.

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

The following table sets forth the estimated percent change in the Company’s economic value of equity at risk, assuming various instantaneous parallel shocks in interest rates. Given the interest rate environment at both September 30, 2018 and December 31, 2017, simulations for interest rate declines of more than 100 basis points were not modeled.

	Estimated Percent Change in
Parallel Shock Rate Change	Economic Value of Equity
(basis points)	September 30, 2018	December 31, 2017
+300	(12.2)%	(10.5)%
+200	(7.2)	(5.4)
+100	(2.9)	(1.4)
-100	0.2	(2.9)

The Company’s economic value of equity at risk profile indicates that at September 30, 2018, the Company’s economic value of equity is liability sensitive in a rising rate environment. The increase in liability sensitivity since December 31, 2017 primarily reflects: (i) an increase in mortgage-backed security and residential mortgage loan duration; (ii) a decrease in the modeled weighted average life of non-maturity deposits resulting from higher interest rates; and (iii) the purchase of securities.

People’s United’s IRR position at September 30, 2018, as set forth in the net interest income at risk and economic value of equity at risk tables above, reflects an asset sensitive net interest income at risk position and a liability sensitive economic value of equity position. From a net interest income perspective, asset sensitivity over the next 12 months is primarily attributable to the effect of the substantial Prime and Libor-based loan balances that are funded mainly by less rate-sensitive deposits. From an economic value of equity perspective, in a rising rate environment, the Company’s assets are more price sensitive than its liabilities due to slightly longer asset duration, which serves to create a liability sensitive risk position. Given the uncertainty of the magnitude, timing and direction of future interest rate movements and the shape of the yield curve, actual results may vary from those predicted by the Company’s models.

Management has established procedures to be followed in the event of an anticipated or actual breach in policy limits. As of September 30, 2018, there were no breaches of the Company’s internal policy limits with respect to either IRR measure. Management utilizes both interest rate measures in the normal course of measuring and managing IRR and believes that each measure is valuable in understanding the Company’s IRR position.

People’s United uses derivative financial instruments, including interest rate swaps, as components of its market risk management (principally to manage IRR). Certain other derivatives are entered into in connection with transactions with commercial customers. Derivatives are not used for speculative purposes. At September 30, 2018, People’s United used interest rate swaps to manage IRR associated with certain interest-bearing assets and interest-bearing liabilities.

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

Certain of People’s United’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of master netting arrangements and posted collateral). There were no derivative instruments with such credit-related contingent features in a net liability position at September 30, 2018.

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

Derivative Financial Instruments

The following table summarizes certain information concerning derivative financial instruments utilized by People’s United in its management of IRR and foreign currency risk:

	Interest Rate Swaps				Foreign Exchange Contracts
As of September 30, 2018 (dollars in millions)	Cash Flow Hedge		Fair Value Hedge
Notional principal amounts	$210.0		$375.0		$99.2
Weighted average interest rates:
Pay floating (receive fixed)	2.11% (1.72%	)	Libor + 1.265% (4.00%	)	N/A
Weighted average remaining term to maturity (in months)	25		70		1
Fair value:
Recognized as an asset	$—		$—		$0.6
Recognized as a liability	—		—		0.4

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

The following table summarizes certain information concerning these interest rate swaps and caps:

	Interest Rate Swaps				Interest Rate Caps
As of September 30, 2018 (dollars in millions)	Commercial Customers		Institutional Counterparties		Commercial Customers	Institutional Counterparties
Notional principal amounts	$5,676.2		$6,282.0		$313.0	$313.0
Weighted average interest rates:
Pay floating (receive fixed)	1.96% (2.34%	)	—		N/A	N/A
Pay fixed (receive floating)	—		2.18% (2.06%	)	N/A	N/A
Weighted average strike rate	N/A		N/A		0.45%	0.45%
Weighted average remaining term to maturity (in months)	77		80		25	25
Fair value:
Recognized as an asset	$17.5		$28.4		$—	$3.6
Recognized as a liability	199.1		8.3		3.6	—

See Notes 11 and 12 to the Consolidated Financial Statements for further information relating to derivatives.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

The information required by this item appears on pages 103 through 107 of this report.

Item 4 – Controls and Procedures

People’s United’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of People’s United’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that People’s United’s disclosure controls and procedures are effective, as of September 30, 2018, to ensure that information relating to People’s United, which is required to be disclosed in the reports People’s United files with the Securities and Exchange Commission under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

During the quarter ended September 30, 2018, there has not been any change in People’s United’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, People’s United’s internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information with respect to purchases made by People’s United of its common stock during the three months ended September 30, 2018:

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1 - 31, 2018
Tendered by employees (1)	734	$18.09	—	—
August 1 - 31, 2018
Tendered by employees (1)	743	$18.57	—	—
September 1 - 30, 2018
Tendered by employees (1)	5,558	$18.42	—	—

Total:
Tendered by employees (1)	7,035	$18.40	—	—

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

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 – Other Information

None.

Item 6 – Exhibits

The following Exhibits are filed herewith:

Designation	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.1	The following financial information from People’s United Financial, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 formatted in XBRL: (i) Consolidated Statements of Condition as of September 30, 2018 and December 31, 2017; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2018 and 2017; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017; and (vi) Notes to Consolidated Financial Statements.

INDEX TO EXHIBITS

Designation	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.1	The following financial information from People’s United Financial, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 formatted in XBRL: (i) Consolidated Statements of Condition as of September 30, 2018 and December 31, 2017; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2018 and 2017; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017; and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, People’s United Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLE’S UNITED FINANCIAL, INC.

Date: November 9, 2018	By:	/s/ John P. Barnes
John P. Barnes
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2018	By:	/s/ R. David Rosato
R. David Rosato
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: November 9, 2018	By:	/s/ Jeffrey Hoyt
Jeffrey Hoyt
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)