Form 10-K
period 2018-12-31
People's United Financial, Inc.
filed 2019-03-01
CIK 1378946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

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

The aggregate market value of voting stock held by non-affiliates of the registrant, based upon the last reported sales price of its common stock as of the last business day of the registrant’s most recently completed second quarter on the NASDAQ Global Select Market was $6,299,988,287.

As of February 15, 2019, there were 377,616,658 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2019, are incorporated by reference into Part III.

PEOPLE’S UNITED FINANCIAL, INC.

2018 FORM 10-K

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

Effective April 1, 2017, People’s United completed its acquisition of Suffolk Bancorp (“Suffolk”) based in Riverhead, New York. Effective August 1, 2017, the Bank completed its acquisition of LEAF Commercial Capital, Inc. (“LEAF”). Effective June 27, 2018, the Bank completed its acquisition of Vend Lease Company (“Vend Lease”). Effective October 1, 2018, People’s United completed its acquisition of First Connecticut Bancorp Inc. (“First Connecticut”) based in Farmington, Connecticut. The assets acquired and liabilities assumed in these transactions were recorded at their fair values as of their respective closing dates. See Note 2 to the Consolidated Financial Statements for a further discussion on these acquisitions. People’s United’s results of operations include the results of the acquired entities beginning with their respective effective dates.

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

In addition to traditional banking activities, the Bank provides specialized financial services tailored to specific markets including: personal, institutional and employee benefit trust; cash management; and municipal banking. Through its non-banking subsidiaries, the Bank offers: brokerage, financial advisory services, investment management services and life insurance through People’s Securities, Inc. (“PSI”); equipment financing through People’s Capital and Leasing Corp. (“PCLC”), People’s United Equipment Finance Corp. (“PUEFC”) and LEAF; and commercial insurance services through People’s United Insurance Agency, Inc. (“PUIA”).

This full range of financial services is delivered through a network of 422 branches located in Connecticut, southeastern New York, Massachusetts, Vermont, Maine and New Hampshire, including 85 full-service Stop & Shop supermarket branches throughout Connecticut and 63 in southeastern New York that provide customers with seven-day-a-week banking. The Bank’s distribution network includes investment and brokerage offices, commercial banking offices, online banking and investment trading, a 24-hour telephone banking service and participation in a worldwide ATM network. PCLC, PUEFC and LEAF maintain a sales presence in 16 states to support equipment financing operations throughout the United States. The Bank maintains a mortgage warehouse lending group located in Kentucky and a national credits group that has participations in commercial loans and commercial real estate loans to borrowers in various industries on a national scale.

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

See Management’s Discussion and Analysis—Regulatory Capital Requirements beginning on page 73 for a further discussion regarding capital requirements.

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

Supervision and Regulation

People’s United Bank, National Association

General

The Bank is subject to regulation, examination, supervision and reporting requirements by the OCC as its primary regulator, by the FDIC as the deposit insurer and by the Bureau of Consumer Financial Protection (the “BCFP”) with respect to compliance with designated consumer financial laws. Its deposit accounts are insured up to applicable limits by the FDIC under the DIF.

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

This regulation and supervisory structure establishes a comprehensive framework of activities in which a national bank can engage and is intended primarily for the protection of the DIF, depositors and consumers. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such laws and regulations or interpretations thereof, whether by the OCC, the FDIC, and the BCFP or through legislation, could have a material adverse impact on the Bank and its operations.

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

If a bank fails to submit an acceptable plan, it is treated as if it were “significantly undercapitalized.” Banks that are significantly or critically undercapitalized are subject to a wider range of regulatory requirements and restrictions. Under OCC regulations, generally, a national bank is treated as “well-capitalized” if its Total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 8% or greater, its Common Equity Tier 1 (“CET 1”) capital ratio is 6.5% or greater and its Tier 1 leverage ratio is 5% or greater, and it is not subject to any order or directive by the OCC to meet a specific capital level. As of December 31, 2018, the Bank’s regulatory capital ratios exceeded the OCC’s numeric criteria for classification as a “well-capitalized” institution. Basel III also revised the prompt corrective action framework by incorporating new regulatory capital minimums.

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

In March 2016, the FDIC issued a final rule that will serve to implement a Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “DFA”) provision requiring banks with over $10 billion in assets to be responsible for recapitalizing the DIF to 1.35% of insured deposits after it reaches a 1.15% reserve ratio. The rule became effective on July 1, 2016. For banks with over $10 billion in assets, the rule imposes a 4.5 basis point surcharge to bring the DIF’s reserve ratio to 1.35% by the end of 2018. For the surcharge only, the assessment base would be reduced by $10 billion. In November 2018, the FDIC announced that the DIF’s reserve ratio had exceeded the 1.35% minimum reserve ratio. As such, beginning in the fourth quarter of 2018, banks with over $10 billion in assets are no longer subject to the surcharge. See Management’s Discussion and Analysis—Non-Interest Expense beginning on page 43 for a further discussion regarding regulatory assessments.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC at an annual rate of approximately 0.0014% of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature between 2017 and 2019.

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

The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received a “satisfactory” rating in its most recent CRA examination for the evaluation period ending December 31, 2015. The Federal banking agencies adopted regulations implementing the requirements under the Gramm-Leach-Bliley Act that insured depository institutions publicly disclose certain agreements that are in fulfillment of the CRA. The Bank has no such agreements in place at this time.

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

Reserve Requirements. FRB reserve regulations require banks to maintain reserves against their transaction accounts (primarily negotiable order of withdrawal and demand deposit accounts). Institutions must maintain a reserve of 3% against aggregate transaction account balances between $16.3 million and $124.2 million (subject to adjustment by the FRB) plus a reserve of 10% (subject to adjustment by the FRB within specific limits) against that portion of total transaction account balances in excess of $124.2 million. The first $16.3 million of otherwise reservable balances is exempt from the reserve requirements. The Bank is in compliance with the foregoing requirements. The required reserves must be maintained in the form of vault cash, or an interest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FRB.

Market Area and Competition

People’s United’s primary market areas are New England and southeastern New York, with Connecticut, New York and Massachusetts having the largest concentration of its loans, deposits and branches. At December 31, 2018, 26%, 20% and 18% of the Company’s loans by outstanding principal amount were to customers located within Connecticut, New York and Massachusetts, respectively. Loans to customers located in the New England states as a group represented 56% of total loans at December 31, 2018. However, substantially the entire equipment financing portfolio (95% at December 31, 2018) was to customers located outside of New England. At December 31, 2018, 25% of the equipment financing portfolio was to customers located in Texas, California and New York, and no other state exposure was greater than 5%.

As of June 30, 2018, People’s United had: (i) the largest market share of deposits in Fairfield County, Connecticut; (ii) the third largest market share of deposits in the state of Connecticut; and (iii) the largest market share of deposits in the state of Vermont. People’s United competes for deposits, loans and financial services with commercial banks, savings institutions, commercial and consumer finance companies, mortgage banking companies, insurance companies, credit unions and a variety of other institutional lenders and securities firms.

As People’s United’s predominant market, Connecticut is one of the most attractive banking markets in the U.S. With a total population of approximately 3.6 million and a median household income of $78,970, Connecticut ranks seventh in the U.S., well above the U.S. median household income of $63,174, according to U.S. Census data and SNL Financial. The median household income in New York, which has the Company’s second highest number of branches, was $68,659, according to U.S. Census data and SNL Financial. The median household income in Massachusetts and Vermont, which have the Company’s third and fourth highest number of branches, was $82,084 and $63,157, respectively, according to U.S. Census data and SNL Financial.

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

Personnel

As of December 31, 2018, People’s United had 5,536 full-time and 384 part-time employees.

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

Annual Report to Shareholders; and

Proxy Statement for Annual Meeting of Shareholders

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

The Success of Our Stop & Shop Branches Depends on the Success of the Stop & Shop Brand

One element of our strategy is to focus on increasing deposits by providing a wide range of convenient services to our customers. An integral component of this strategy is the Bank’s supermarket banking initiative, pursuant to which, as of December 31, 2018, the Bank has established 148 full-service Stop & Shop branches throughout Connecticut and southeastern New York, most of which are in close proximity to our traditional branches, which provide customers with the convenience of seven-day-a-week banking. At December 31, 2018, 35% of the Bank’s branches were located in Stop & Shop supermarkets and 13% of our total deposits at that date were held in Stop & Shop branches.

The Bank currently has exclusive branching rights in Stop & Shop supermarkets in the state of Connecticut and certain counties in the state of New York, in the form of licensing agreements between The Stop & Shop Supermarket Company and the Bank, which provides for the leasing of space to the Bank within Stop & Shop supermarkets for branch use. The Bank has the exclusive right to branch in these supermarkets until 2022, provided that the Bank does not default on its obligations under the licensing agreement.

Under the terms of the licensing agreements, the Bank has the obligation to open branches in new Stop & Shop locations, even if Stop & Shop’s market share declines or the value of the Stop & Shop brand is diminished. The licensing agreements do not stipulate the number of branch openings per year but, rather, apply only to those new Stop & Shop locations that meet or exceed specified thresholds as to size (square footage) and/or customer traffic. Based on our experience, we would expect the application of these thresholds to result in the opening of approximately 2-4 new branches per year in Stop & Shop locations.

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

The Geographic Concentration of Our Loan Portfolio Could Make Us Vulnerable to a Downturn in the Economies in Which We Operate

At December 31, 2018, 26%, 20% and 18% of the Company’s loans by outstanding principal amount were to customers located within Connecticut, New York and Massachusetts, respectively. Loans to people and businesses located in the New England states as a group represented 56% of total loans at that date. How well our business performs depends very much on the health of these regional and local economies. We could experience losses in our real estate-related loan portfolios if the prices for housing and other kinds of real estate decreased significantly in New England or southeastern New York.

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

•

creation of the BCFP, which is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer protection, and exercise exclusive authority over our consumer compliance examinations; and

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

•

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the DFA. As of December 31, 2018, the Bank’s non-interest bearing deposits totaled $8.5 billion, or 24% of total deposits. The Company’s interest expense may increase and net interest margin may decrease if it begins to offer higher rates of interest than are currently offered on demand deposits.

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

•	Mortgage rules promulgated by the BCFP:

•

The BCFP has issued a series of final rules to implement provisions in the DFA related to mortgage origination and mortgage servicing. These rules, which went into effect in January 2014 and which may increase the cost of originating and servicing residential mortgage loans, include:

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

While People’s United seeks to use the best available information to make these evaluations and, at December 31, 2018, believed that the allowance for loan losses was appropriate to cover probable losses inherent in the existing loan portfolio, it is possible that borrower defaults could exceed the current estimates for loan losses, which would reduce earnings. In addition, future increases to the allowance for loan losses may be necessary based on changes in economic conditions, results of regulatory examinations, further information obtained regarding known problem loans, increasing charge-offs of existing problem loans, or the identification of additional problem loans and other factors, which would also reduce earnings. See Note 1 (including the section entitled New Accounting Standards) to the Consolidated Financial Statements for additional information concerning People’s United’s allowance for loan losses.

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

Availability of First Lien Data With Respect to Our Home Equity Loans and Lines of Credit Could Delay Our Response to Any Deterioration in the Borrower’s Credit

We do not currently have statistics for our entire portfolio of home equity loans and lines of credit with respect to first liens serviced by third parties that have priority over our junior liens, as we did not historically capture that data on our loan servicing systems. As a result, we may therefore be unaware that the loan secured by the first lien is not performing, which could delay our response to an apparent deterioration in the borrower’s creditworthiness. As of December 31, 2018, full and complete first lien position data was not readily available for 31% of the home equity portfolio which, in turn, represented 2% of our overall loan portfolio at that date.

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

People’s United’s corporate headquarters is located in Bridgeport, Connecticut. The headquarters building had a net book value of $49 million at December 31, 2018 and People’s United occupies 89% of the building; all other available office space is leased to an unrelated party. People’s United delivers its financial services through a network of 422 branches located throughout Connecticut, southeastern New York, Massachusetts, Vermont, Maine and New Hampshire. People’s United’s branch network is primarily concentrated in Connecticut, where it has 172 offices (including 85 located in Stop & Shop supermarkets). People’s United also has 111 branches in southeastern New York (including 63 located in Stop & Shop supermarkets), 49 branches in Massachusetts, 38 branches in Vermont and 26 branches in both Maine and New Hampshire. People’s United owns 126 of its branches, which had an aggregate net book value of $55 million at December 31, 2018. People’s United’s remaining banking operations are conducted in leased locations. Information regarding People’s United’s operating leases for office space and related rent expense appears in Note 20 to the Consolidated Financial Statements. Effective January 1, 2019, the Company adopted new lease accounting guidance which requires the recognition of operating lease liabilities in the Consolidated Statement of Condition based on the present value of the remaining minimum lease payments determined using a discount rate as of the effective date (see Note 1 to the Consolidated Financial Statements).

Item 3.	Legal Proceedings

The information required by this item appears in Note 20 to the Consolidated Financial Statements.

Item 4.	Mine Safety Disclosures

None.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of People’s United is listed on the NASDAQ Global Select Market under the symbol “PBCT”. On February 15, 2019, the closing price of People’s United common stock was $17.34. As of that date, there were approximately 18,300 record holders of People’s United common stock.

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

The graph assumes $100 invested on December 31, 2013 in each of People’s United’s common stock, the S&P 500 Stock Index, the Russell Midcap Index and the SNL Large Cap Index. The graph also assumes reinvestment of all dividends.

The Russell Midcap Index is a market-capitalization weighted index comprised of 800 publicly-traded companies which are among the 1,000 largest U.S. companies (by market capitalization) but not among the 200 largest such companies. People’s United is included as a component of the Russell Midcap Index. The SNL Large Cap Index is an index prepared by SNL Securities comprised of 36 financial institutions (including People’s United) located throughout the U.S.

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases made by People’s United of its common stock during the three months ended December 31, 2018:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1—31, 2018:
Tendered by employees (1)	5,631	$15.91	—	—
November 1—30, 2018:
Tendered by employees (1)	1,124	$15.75	—	—
December 1—31, 2018:
Tendered by employees (1)	241	$16.57	—	—

Total:
Tendered by employees (1)	6,996	$15.91	—	—

(1)

All shares listed were tendered by employees of People’s United in satisfaction of their related tax withholding obligations upon the vesting of restricted stock awards granted in prior periods and/or in payment of the exercise price and satisfaction of their related tax withholding obligations upon the exercise of stock options granted in prior periods. The average price paid per share is equal to the average of the high and low trading price of People’s United’s common stock on The NASDAQ Global Select Market on the vesting or exercise date or, if no trades took place on that date, the most recent day for which trading data was available. There is no limit on the number of shares that may be tendered by employees of People’s United in the future for these purposes. Shares acquired in payment of the option exercise price or in satisfaction of tax withholding obligations are not eligible for reissuance in connection with any subsequent grants made pursuant to equity compensation plans maintained by People’s United. All shares acquired in this manner are retired by People’s United, resuming the status of authorized but unissued shares of People’s United’s common stock.

Additional information required by this item is included in Part III, Item 12 of this report, and Notes 13 and 26 to the Consolidated Financial Statements.

Item 6.	Selected Financial Data

As of and for the years ended December 31 (dollars in millions, except per common share data)	2018	2017	2016	2015	2014
Earnings Data:
Net interest income (fully taxable equivalent)	$1,262.4	$1,143.2	$1,004.5	$957.3	$931.1
Net interest income	1,236.0	1,100.5	972.2	932.1	911.9
Provision for loan losses	30.0	26.0	36.6	33.4	40.6
Non-interest income	366.4	352.9	342.7	352.4	350.8
Non-interest expense (1)	996.1	960.3	868.8	860.6	841.5
Income before income tax expense	576.3	467.1	409.5	390.5	380.6
Net income	468.1	337.2	281.0	260.1	251.7
Net income available to common shareholders (1)	454.0	323.1	279.2	260.1	251.7
Selected Statistical Data:
Net interest margin	3.12%	2.98%	2.80%	2.88%	3.09%
Return on average assets (1)	1.04	0.79	0.71	0.71	0.75
Return on average common equity	7.8	6.0	5.8	5.5	5.4
Return on average tangible common equity (1)	14.3	11.0	10.2	10.0	10.0
Efficiency ratio (1)	57.4	57.7	60.5	61.5	62.1
Financial Condition Data:
Total assets	$47,877	$44,453	$40,610	$38,947	$36,022
Loans	35,241	32,575	29,745	28,411	26,592
Securities	7,233	7,043	6,738	6,449	5,012
Short-term investments (2)	266	378	182	380	769
Allowance for loan losses	240	234	229	211	198
Goodwill and other acquisition-related intangible assets	2,866	2,560	2,142	2,088	2,103
Deposits	36,159	33,056	29,861	28,417	26,138
Borrowings	3,593	4,104	4,057	4,307	3,692
Notes and debentures	896	902	1,030	1,033	1,027
Stockholders’ equity	6,534	5,820	5,142	4,732	4,633
Non-performing assets (3)	186	168	167	182	224
Ratios:
Net loan charge-offs to average total loans	0.07%	0.08%	0.06%	0.08%	0.12%
Non-performing assets to originated loans, real estate owned and repossessed assets (3)	0.61	0.56	0.57	0.66	0.88
Originated allowance for loan losses to:
Originated loans (3)	0.77	0.77	0.77	0.73	0.74
Originated non-performing loans (3)	140.9	155.2	150.6	127.3	95.5
Average stockholders’ equity to average total assets	13.4	13.1	12.2	12.7	13.7
Stockholders’ equity to total assets	13.6	13.1	12.7	12.1	12.9
Tangible common equity to tangible assets (1)	7.6	7.2	7.2	7.2	7.5
Total risk-based capital (4)	13.2	12.6	13.3	12.6	13.0
Common Share Data:
Diluted earnings per common share (1)	$1.29	$0.97	$0.92	$0.86	$0.84
Dividends paid per common share	0.6975	0.6875	0.6775	0.6675	0.6575
Common dividend payout ratio (1)	53.7%	70.6%	73.7%	77.3%	78.2%
Book value per common share (end of period)	$16.95	$16.40	$15.85	$15.62	$15.44
Tangible book value per common share (end of period) (1)	9.23	8.87	8.92	8.73	8.43
Stock price:
High	20.26	19.85	20.13	16.95	15.70
Low	13.66	15.97	13.62	13.97	13.61
Close (end of period)	14.43	18.70	19.36	16.15	15.18

(1)	See Non-GAAP Financial Measures and Reconciliation to GAAP.
(2)	Includes securities purchased under agreements to resell.
(3)	Excludes acquired loans. See Asset Quality.
(4)	Total risk-based capital ratios presented are for People’s United Bank. See Regulatory Capital Requirements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

People’s United is a bank holding company and a financial holding company, and the Bank is a national banking association. The principal business of People’s United is to provide, through the Bank and its subsidiaries, commercial banking, retail banking and wealth management services to individual, corporate and municipal customers. The Bank, which is headquartered in Bridgeport, Connecticut, had $47.9 billion in total assets as of December 31, 2018. Its deposit accounts are insured up to applicable limits by the FDIC under the DIF. The Bank is subject to regulation, examination, supervision and reporting requirements by the OCC, as its primary regulator, and by the FDIC as the deposit insurer. In addition, the BCFP has responsibility for supervising the Bank’s compliance with designated consumer financial laws.

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

Completed Acquisitions

Vend Lease

Effective June 27, 2018, the Bank completed its acquisition of Vend Lease, a Baltimore-based equipment finance company. The fair value of the consideration transferred in the Vend Lease acquisition consisted of $37.5 million in cash.

First Connecticut

Effective October 1, 2018, the Company completed its acquisition of First Connecticut based in Farmington, Connecticut. The fair value of the consideration transferred in the First Connecticut acquisition totaled $486.4 million and consisted of 28.4 million shares of People’s United common stock. At the acquisition date, First Connecticut operated 25 branch locations throughout central Connecticut and western Massachusetts.

People’s United’s results of operations for the year ended December 31, 2018 include the results of Vend Lease and First Connecticut beginning with the respective effective dates. See Note 2 to the Consolidated Financial Statements for a further discussion of these acquisitions.

VAR Technology Finance

Effective January 2, 2019, the Bank completed its acquisition of VAR Technology Finance (“VAR”), a leasing and financing company headquartered in Mesquite, Texas. The fair value of the consideration transferred in the VAR acquisition consisted of $60.0 million in cash. Both Vend Lease and VAR are now considered divisions of LEAF.

Pending Acquisition

BSB Bancorp, Inc.

On November 27, 2018, People’s United announced the signing of a definitive agreement to acquire BSB Bancorp, Inc. (“BSB Bancorp”) based in Belmont, Massachusetts. Under the terms of the definitive agreement, each share of BSB Bancorp common stock will be converted into the right to receive 2.0 shares of People’s United common stock, with a total transaction value, as of December 31, 2018, of approximately $296 million. At December 31, 2018, BSB Bancorp had total assets of $3.0 billion, total deposits of $2.0 billion and operated six branches in the greater Boston area.

The acquisition, which is subject to regulatory approval, was approved by the shareholders of BSB Bancorp on February 27, 2019, and is expected to close early in the second quarter of 2019. People’s United shareholder approval is not required for the acquisition.

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

The following table summarizes People’s United’s operating non-interest expense and efficiency ratio, as derived from amounts reported in the Consolidated Statements of Income:

Years ended December 31 (dollars in millions)	2018	2017	2016	2015	2014
Total non-interest expense	$996.1	$960.3	$868.8	$860.6	$841.5

Adjustments to arrive at operating non-interest expense:
Merger-related expenses	(11.4)	(30.6)	(4.0)	—	—
Acquisition integration and other costs	—	—	(0.7)	—	—
Writedowns of banking house assets	—	—	—	(10.5)	(6.2)
Severance-related costs	—	—	—	(2.4)	(3.3)

Total	(11.4)	(30.6)	(4.7)	(12.9)	(9.5)

Operating non-interest expense	984.7	929.7	864.1	847.7	832.0

Operating lease expense	(36.4)	(35.2)	(36.3)	(37.1)	(37.4)
Amortization of other acquisition-related intangible assets	(21.8)	(30.0)	(23.6)	(23.9)	(24.8)
Other (1)	(6.4)	(5.1)	(5.7)	(7.8)	(10.3)

Total non-interest expense for efficiency ratio	$920.1	$859.4	$798.5	$778.9	$759.5

Net interest income (FTE basis)	$1,262.4	$1,143.2	$1,004.5	$957.3	$931.1
Total non-interest income	366.4	352.9	342.7	352.4	350.8

Total revenues	1,628.8	1,496.1	1,347.2	1,309.7	1,281.9
Adjustments:
Operating lease expense	(36.4)	(35.2)	(36.3)	(37.1)	(37.4)
Net security losses (gains)	9.8	25.4	5.9	—	(3.0)
BOLI FTE adjustment	1.9	3.4	2.8	2.4	2.8
Gain on sale of business, net of expenses	—	—	—	(9.2)	(20.6)
Other (2)	—	(1.3)	(0.8)	(0.1)	(0.5)

Total revenues for efficiency ratio	$1,604.1	$1,488.4	$1,318.8	$1,265.7	$1,223.2

Efficiency ratio	57.4%	57.7%	60.5%	61.5%	62.1%

(1)	Items classified as “other” and deducted from non-interest expense for purposes of calculating the efficiency ratio include, certain franchise taxes and real estate owned expenses.
(2)

Items classified as “other” and deducted from total revenues for purposes of calculating the efficiency ratio include, as applicable, asset write-offs and gains associated with the sale of branch locations.

The following table summarizes People’s United’s operating earnings, operating EPS and operating return on average assets:

Years ended December 31 (dollars in millions, except per common share data)	2018	2017	2016	2015	2014
Net income available to common shareholders	$454.0	$323.1	$279.2	$260.1	$251.7

Adjustments to arrive at operating earnings:
Merger-related expenses	11.4	30.6	4.0	—	—
Security losses associated with tax reform (1)	10.0	10.0	—	—	—
Acquisition integration and other costs	—	—	0.7	—	—
Writedowns of banking house assets	—	—	—	10.5	6.2
Severance-related costs	—	—	—	2.4	3.3
Gain on sale of business, net of expenses	—	—	—	(9.2)	(20.6)

Total pre-tax adjustments	21.4	40.6	4.7	3.7	(11.1)
Tax effect (2)	(14.0)	(17.9)	(1.6)	(1.3)	3.9

Total adjustments, net of tax	7.4	22.7	3.1	2.4	(7.2)

Operating earnings	$461.4	$345.8	$282.3	$262.5	$244.5

Diluted EPS, as reported	$1.29	$0.97	$0.92	$0.86	$0.84

Adjustment to arrive at operating EPS:
Merger-related expenses	0.02	0.07	0.01	—	—
Security losses associated with tax reform	0.02	0.02	—	—	—
Tax benefits associated with tax reform	(0.02)	(0.02)	—	—	—
Acquisition integration and other costs	—	—	—	—	—
Writedowns of banking house assets	—	—	—	0.03	0.01
Severance-related costs	—	—	—	—	0.01
Gain on sale of business, net of expenses	—	—	—	(0.02)	(0.04)

Total adjustments per common share	0.02	0.07	0.01	0.01	(0.02)

Operating EPS	$1.31	$1.04	$0.93	$0.87	$0.82

Average total assets	$45,030	$42,582	$39,784	$36,894	$33,753

Operating return on average assets	1.02%	0.81%	0.71%	0.71%	0.72%

(1)	Security losses incurred as a tax planning strategy in response to tax reform-related benefits are considered non-operating.
(2)	Includes $9.2 million and $6.5 million of benefits realized in connection with tax reform for the years ended December 31, 2018 and 2017, respectively.

The following tables summarize People’s United’s operating return on average tangible common equity and operating common dividend payout ratio:

Years ended December 31 (dollars in millions)	2018	2017	2016	2015	2014
Operating earnings	$461.4	$345.8	$282.3	$262.5	$244.5

Average stockholders’ equity	$6,037	$5,592	$4,859	$4,697	$4,625
Less: Average preferred stock	244	244	41	—	—

Average common equity	5,793	5,348	4,818	4,697	4,625
Less: Average goodwill and average other acquisition-related intangible assets	2,623	2,410	2,083	2,094	2,115

Average tangible common equity	$3,170	$2,938	$2,735	$2,603	$2,510

Operating return on average tangible common equity	14.6%	11.8%	10.3%	10.1%	9.7%

Years ended December 31 (dollars in millions)	2018	2017	2016	2015	2014
Common dividends paid	$243.8	$227.9	$205.7	$201.2	$196.9

Operating earnings	$461.4	$345.8	$282.3	$262.5	$244.5

Operating common dividend payout ratio	52.8%	65.9%	72.9%	76.6%	80.6%

The following tables summarize People’s United’s tangible common equity ratio and tangible book value per common share derived from amounts reported in the Consolidated Statements of Condition:

As of December 31 (dollars in millions)	2018	2017	2016	2015	2014
Total stockholders’ equity	$6,534	$5,820	$5,142	$4,732	$4,633
Less: Preferred stock	244	244	244	—	—

Common equity	6,290	5,576	4,898	4,732	4,633
Less: Goodwill and other acquisition-related intangible assets	2,866	2,560	2,142	2,088	2,103

Tangible common equity	$3,424	$3,016	$2,756	$2,644	$2,530

Total assets	$47,877	$44,453	$40,610	$38,947	$36,022
Less: Goodwill and other acquisition-related intangible assets	2,866	2,560	2,142	2,088	2,103

Tangible assets	$45,011	$41,893	$38,468	$36,859	$33,919

Tangible common equity ratio	7.6%	7.2%	7.2%	7.2%	7.5%

As of December 31 (in millions except per common share data)	2018	2017	2016	2015	2014
Tangible common equity	$3,424	$3,016	$2,756	$2,644	$2,530

Common shares issued	466.32	435.64	405.00	399.24	396.85
Less: Common shares classified as treasury shares	89.03	89.04	89.06	89.06	89.05
Unallocated ESOP common shares	6.27	6.62	6.97	7.32	7.67

Common shares	371.02	339.98	308.97	302.86	300.13

Tangible book value per common share	$9.23	$8.87	$8.92	$8.73	$8.43

Economic Environment

People’s United’s results are subject to fluctuations based on economic conditions that can affect, among other things, interest rates, deposit flows, credit demand and the ability of borrowers to service debt. The U.S. economy grew more in 2018 than in any year since the financial crisis. Real gross domestic product is estimated to have increased 2.9% year-over-year compared to 2.3% in 2017 and the 2.2% average of the post-financial crisis expansion. National employment increased by 2.7 million jobs during 2018, and the national unemployment rate declined from 4.1% at the end of 2017 to 3.9% as of December 2018. The rate would have declined further, but the national economy drew 2.6 million people into the labor force as labor force participation increased from 62.7% to 63.1%.

Economic growth in 2018 supported the interest rate normalization objectives of the FRB, resulting in the Federal Open Market Committee (the “FOMC”) raising the target range for the federal funds rates by 100 basis points through four 25 basis point increases during 2018. The yield on the 2-year Treasury note increased from 1.89% to 2.48% over the year and the yield on the 10-year Treasury note increased from 2.41% to 2.69%. Inflation remained moderate during 2018 with the December 2018 year-over-year rates near 2017 year-end levels. The Consumer Price Index increased 1.9% (or 2.2% excluding food and energy) in 2018 compared to 2.1% (or 1.8% excluding food and energy) in 2017. FOMC projections released in December 2018 indicated that additional increases in the target range for the federal funds rate would occur in 2019, with projections varying from no increase to three increases.

The interest rate environment supported a modest expansion of the net interest margin and loan losses remained low. The Company expects economic expansion to continue throughout 2019, which should support loan and deposit growth and loan performance.

The New England region and southeastern New York comprise People’s United’s primary market area, with Connecticut, Massachusetts, New York and Vermont having the largest concentration of People’s United’s loans, deposits and branches. While the New England economy experienced a less severe contraction during the last recession than the U.S. as a whole, since the recession ended it has expanded more slowly. Employment growth since 2010 has exceeded the national average only in Massachusetts. As of November 2018, Connecticut had yet to recover all jobs lost in the recession, while Vermont, New Hampshire, New York, and Maine had increased employment but slower than the nation overall. The combination of the less severe recession, slower subsequent growth and slowly growing labor forces resulted in state unemployment rates that are less than the national rate in all states in the Company’s primary market area, except for Connecticut where the unemployment rate was 4.0% as of December 31, 2018 compared to the national average of 3.9%.

Modest economic growth is expected to continue within People’s United’s primary market area, as its skilled labor force should enable it to be competitive in sectors of the economy with high growth potential, including health care, technology, education and advanced manufacturing.

Financial Overview

People’s United completed its acquisitions of Suffolk effective April 1, 2017, LEAF effective August 1, 2017, Vend Lease effective June 27, 2018 and First Connecticut effective October 1, 2018. The assets acquired and liabilities assumed in these transactions were recorded at their estimated fair values as of the respective closing dates and People’s United’s results of operations include the results of these acquired companies beginning with the respective closing dates. Financial data for prior periods has not been restated to include Vend Lease, First Connecticut, LEAF and Suffolk and therefore, are not directly comparable to subsequent periods. See Note 2 to the Consolidated Financial Statements for a further discussion of these acquisitions.

Comparison of Financial Condition at December 31, 2018 and 2017. Total assets at December 31, 2018 were $47.9 billion, a $3.4 billion increase from December 31, 2017, reflecting increases of $2.7 billion in total loans, $274 million in goodwill and $191 million in total securities, partially offset by a $111 million decrease in short-term investments. The increase in total loans from December 31, 2017 to December 31, 2018 reflects increases of $1.4 billion in commercial loans and $1.3 billion in retail loans. Originated loans increased $539 million from December 31, 2017 to $30.6 billion (commercial loans increased $464 million and retail loans increased $75 million) and acquired loans increased $2.1 billion. At the respective acquisition dates, the fair values of First Connecticut’s and Vend Lease’s loans and leases totaled $2.8 billion and $69 million, respectively. At December 31, 2018, the carrying amount of the acquired loan portfolio totaled $4.6 billion. The increase in total securities primarily reflects net purchases of state and municipal securities, partially offset by principal repayments and maturities of government sponsored enterprise (“GSE”) mortgage-backed securities.

Non-performing assets (excluding acquired non-performing loans) totaled $185.8 million at December 31, 2018, a $17.7 million increase from December 31, 2017. At December 31, 2018, acquired non-performing loans totaled $50.1 million compared to $29.7 million at December 31, 2017. The allowance for loan losses was $240.4 million at December 31, 2018 ($236.3 million on originated loans and $4.1 million on acquired loans) compared to $234.4 million at December 31, 2017 ($230.8 million on originated loans and $3.6 million on acquired loans). At December 31, 2018, the originated allowance for loan losses as a percentage of originated loans was 0.77% and as a percentage of originated non-performing loans was 140.9%, compared to 0.77% and 155.2%, respectively, at December 31, 2017.

At December 31, 2018, total liabilities were $41.3 billion, a $2.7 billion increase from December 31, 2017, reflecting a $3.1 billion increase in total deposits, partially offset by a $510 million decrease in total borrowings. At the acquisition date, the fair value of First Connecticut’s deposits totaled $2.4 billion.

People’s United’s total stockholders’ equity was $6.5 billion at December 31, 2018, a $714.0 million increase from December 31, 2017. As a percentage of total assets, stockholders’ equity was 13.6% and 13.1% at December 31, 2018 and 2017, respectively. Tangible common equity as a percentage of tangible assets was 7.6% and 7.2% at December 31, 2018 and 2017, respectively.

People’s United’s (consolidated) Tier 1 Leverage capital ratio and its CET 1, Tier 1 and Total risk-based capital ratios were 8.7%, 10.3%, 10.9% and 12.5%, respectively, at December 31, 2018, compared to 8.3%, 9.7%, 10.4% and 12.2%, respectively, at December 31, 2017. The Bank’s Tier 1 Leverage capital ratio and its CET 1, Tier 1 and Total risk-based capital ratios were 9.0%, 11.4%, 11.4% and 13.2%, respectively, at December 31, 2018, compared to 8.5%, 10.7%, 10.7% and 12.6%, respectively, at December 31, 2017.

Comparison of Results of Operations for the Years Ended December 31, 2018 and 2017. People’s United reported net income of $468.1 million, or $1.29 per diluted common share, for the year ended December 31, 2018, compared to $337.2 million, or $0.97 per diluted common share, for the 2017 period. Included in the 2018 results are merger-related costs totaling $11.4 million ($8.9 million after-tax) or $0.02 per common share. Results for 2017 include merger-related costs totaling $30.6 million ($22.0 million after-tax) or $0.07 per common share. The results for 2018 reflect the benefits from recent acquisitions, continued loan and deposit growth, and meaningful cost control. People’s United’s return on average assets was 1.04% for 2018 compared to 0.79% for the 2017 period. Return on average tangible common equity was 14.3% for 2018 compared to 11.0% for the 2017 period.

FTE net interest income totaled $1.3 billion in 2018, a $119.2 million increase from the year-ago period, and the net interest margin increased 14 basis points from 2017 to 3.12%. The increase in the net interest margin primarily reflects higher yields on the loan portfolio.

Average total earning assets increased $2.1 billion compared to 2017, primarily reflecting increases of $1.6 billion in average total loans and $559 million in average securities. Average total funding liabilities increased $1.8 billion compared to 2017, primarily reflecting a $1.9 billion increase in average total deposits.

Compared to 2017, total non-interest income increased $13.5 million and total non-interest expense increased $35.8 million. The efficiency ratio was 57.4% for 2018 compared to 57.7% for the year-ago period. The provision for loan losses in 2018 totaled $30.0 million compared to $26.0 million in the year-ago period. Net loan charge-offs as a percentage of average total loans were 0.07% in both 2018 and 2017.

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

At December 31, 2017, total liabilities were $38.6 billion, a $3.2 billion increase from December 31, 2016, reflecting a $3.2 billion increase in total deposits, partially offset by a $129 million decrease in notes and debentures. At the acquisition date, the fair value of Suffolk’s deposits totaled $1.9 billion. The decrease in notes and debentures reflects the repayment of the $125 million 5.80% fixed-rate/floating-rate subordinated notes in February 2017.

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

Segment Performance Summary

	Net Income
Years ended December 31 (in millions)	2018	2017	2016
Commercial Banking	$369.6	$285.2	$247.4
Retail Banking	64.7	19.4	(3.7)

Total reportable segments	434.3	304.6	243.7
Treasury	67.7	74.4	59.5
Other	(33.9)	(41.8)	(22.2)

Total Consolidated	$468.1	$337.2	$281.0

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

A five-year rolling average net charge-off rate is used as the basis for the provision for loan losses for the respective operating segment in order to present a level of portfolio credit cost that is representative of the Company’s historical experience, without presenting the potential volatility from year-to-year changes in credit conditions. While this method of allocation allows management to assess more effectively the longer-term profitability of an operating segment, it may result in a measure of an operating segment’s provision for loan losses that does not reflect actual incurred losses for the periods presented.

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

Years ended December 31 (in millions)	2018	2017	2016
Net interest income	$699.2	$631.0	$566.5
Provision for loan losses	38.7	43.7	39.3
Total non-interest income	177.8	165.0	156.4
Total non-interest expense	383.7	357.1	322.8

Income before income tax expense	454.6	395.2	360.8
Income tax expense	85.0	110.0	113.4

Net income	$369.6	$285.2	$247.4

Average total assets	$25,956.7	$24,533.9	$22,691.1
Average total liabilities	9,305.0	7,938.6	6,733.7

Commercial Banking net income increased $84.4 million in 2018 compared to 2017, reflecting increases in net interest income and non-interest income, partially offset by an increase in non-interest expense. The $68.2 million increase in net interest income primarily reflects the benefit from an increase in average commercial loans and leases, as well as new business yields higher than the total portfolio yield, partially offset by the adverse effect of increases in net FTP funding charges and interest expense. Non-interest income increased $12.8 million in 2018 compared to 2017, primarily reflecting increases in net customer interest rate swap income, investment management fees and commercial banking lending fees. The $26.6 million increase in non-interest expense in 2018 compared to 2017 reflects higher levels of direct expenses, partially offset by a decrease in allocated expenses. Compared to 2017, average total assets increased $1.4 billion, primarily reflecting loans acquired in connection with the First Connecticut acquisition as well as organic loan growth. Average total liabilities increased $1.4 billion in 2018 compared to 2017, primarily reflecting organic deposit growth and deposits assumed in the First Connecticut acquisition.

Commercial Banking net income increased $37.8 million in 2017 compared to 2016, reflecting increases in net interest income and non-interest income, partially offset by an increase in non-interest expense. The $64.5 million increase in net interest income primarily reflects the benefit from an increase in average commercial loans and leases, as well as new business yields higher than the total portfolio yield, partially offset by the adverse effect of increases in net FTP funding charges and interest expense. Non-interest income increased $8.6 million in 2017 compared to 2016, primarily reflecting increases in commercial banking lending fees and operating lease income, partially offset by a decrease in net customer interest rate swap income. The $34.3 million increase in non-interest expense in 2017 compared to 2016 reflects higher levels of both direct and allocated expenses. Average total assets increased $1.8 billion and average total liabilities increased $1.2 billion compared to 2016, primarily reflecting the Suffolk and LEAF acquisitions, as well as organic loan and deposit growth.

Retail Banking includes, as its principal business lines, consumer lending (including residential mortgage and home equity lending) and consumer deposit gathering activities. This segment also includes brokerage, financial advisory services, investment management services and life insurance provided by PSI and non-institutional trust services.

Years ended December 31 (in millions)	2018	2017	2016
Net interest income	$467.2	$403.9	$347.5
Provision for loan losses	9.0	13.4	13.0
Total non-interest income	186.7	183.4	169.0
Total non-interest expense	565.3	547.0	508.9

Income (loss) before income tax expense (benefit)	79.6	26.9	(5.4)
Income tax expense (benefit)	14.9	7.5	(1.7)

Net income (loss)	$64.7	$19.4	$(3.7)

Average total assets	$10,103.3	$9,695.1	$8,945.8
Average total liabilities	20,699.1	20,202.8	19,207.3

Retail Banking net income increased $45.3 million in 2018 compared to 2017, reflecting increases in net interest income and non-interest income, partially offset by an increase in non-interest expense. The $63.3 million increase in net interest income primarily reflects the benefits from an increase in average residential mortgage loans, as well as new business yields higher than the total portfolio yield and higher net FTP funding credits, partially offset by an increase in interest expense. The $18.3 million increase in non-interest expense in 2018 compared to 2017 reflects higher levels of both direct and allocated expenses. Compared to 2017, average total assets increased $408 million, primarily reflecting loans acquired in connection with the First Connecticut acquisition, as well as organic loan growth, and average total liabilities increased $496 million, primarily reflecting deposits assumed in the First Connecticut acquisition as well as organic deposit growth.

Retail Banking net income in 2017 compared to a net loss in 2016 reflects increases in net interest income and non-interest income, partially offset by an increase in non-interest expense. The $56.4 million increase in net interest income primarily reflects the benefits from an increase in average residential mortgage loans, as well as new business yields higher than the total portfolio yield and higher net FTP funding credits. Non-interest income increased $14.4 million in 2017 compared to 2016, primarily reflecting the addition of Gerstein, Fisher & Associates, Inc. (“Gerstein Fisher”) in November 2016, partially offset by a $3.1 million decrease in net gains on sales of residential loans. The $38.1 million increase in non-interest expense in 2017 compared to 2016 reflects higher levels of both direct and allocated expenses. Compared to 2016, average total assets increased $749 million and average total liabilities increased $996 million, primarily reflecting the Suffolk acquisition and organic loan and deposit growth.

Treasury encompasses the securities portfolio, short-term investments, brokered deposits, wholesale borrowings and the funding center, which includes the impact of derivative financial instruments used for risk management purposes.

The income or loss for the funding center represents the IRR component of People’s United’s net interest income as calculated by its FTP model in deriving each operating segment’s net interest income. Under this process, the funding center buys funds from liability-generating business lines, such as retail deposits, and sells funds to asset-generating business lines, such as commercial lending. The price at which funds are bought and sold on any given day is set by People’s United’s Treasury group and is based on the wholesale cost to People’s United of assets and liabilities with similar maturities. Liability-generating businesses sell newly-originated liabilities to the funding center and recognize a funding credit, while asset-generating businesses buy funding for newly-originated assets from the funding center and recognize a funding charge. Once funding for an asset is purchased from or a liability is sold to the funding center, the price that is set by the Treasury group will remain with that asset or liability until it matures or reprices, which effectively transfers responsibility for managing IRR to the Treasury group.

Years ended December 31 (in millions)	2018	2017	2016
Net interest income	$93.0	$107.4	$87.6
Total non-interest income	8.3	11.2	9.2
Total non-interest expense	17.8	15.6	9.8

Income before income tax expense	83.5	103.0	87.0
Income tax expense	15.8	28.6	27.5

Net income	$67.7	$74.4	$59.5

Average total assets	$7,955.8	$7,512.1	$7,443.1
Average total liabilities	8,544.3	8,450.6	8,628.7

Treasury net income decreased $6.7 million in 2018 compared to 2017, reflecting decreases in net interest income and non-interest income and an increase in non-interest expense. The $14.4 million decrease in net interest income primarily reflects an increase in interest expense and the unfavorable impact of tax reform on the Company’s municipal bond holdings, which resulted in a lower FTE adjustment, partially offset by the benefits from an increase in securities income and higher net FTP funding credits. Non-interest income includes BOLI death benefits received totaling $1.0 million and $0.9 million in 2018 and 2017, respectively. The $2.2 million increase in non-interest expense in 2018 compared to 2017 reflects an increase in allocated expenses. Compared to 2017, average total assets increased $444 million, primarily reflecting an increase in average securities, and average total liabilities increased $94 million, primarily reflecting an increase in average deposits, partially offset by decreases in borrowings and notes and debentures.

Treasury net income increased $14.9 million in 2017 compared to 2016, reflecting increases in net interest income and non-interest income, partially offset by an increase in non-interest expense. The $19.8 million increase in net interest income primarily reflects the benefits from an increase in securities income and higher net FTP funding credits, partially offset by an increase in interest expense. Non-interest income in 2017 includes a $16.1 million gain recorded in connection with the exchange of an ownership interest in a non-marketable equity security (previously recorded in other assets) for cash and common stock in a publicly-traded company. Net security losses in 2017 totaling $15.7 million resulting from the sale of low-yielding and short-duration U.S. Treasury and collateralized mortgage obligation (“CMO”) securities, with a combined amortized cost of $486.9 million, are also included in non-interest income. Non-interest income in 2016 includes $5.9 million in net security losses and income relating to distributions from an acquired equity investment. Non-interest income also includes BOLI death benefits received totaling $0.9 million and $1.4 million in 2017 and 2016, respectively. The $5.8 million increase in non-interest expense in 2017 compared to 2016 reflects an increase in allocated expenses, partially offset by a decrease in direct expenses. Compared to 2016, average total assets increased $69 million, primarily reflecting an increase in short-term investments, and average total liabilities decreased $178 million, primarily reflecting decreases in borrowings and notes and debentures, partially offset by an increase in deposits.

Other includes the residual financial impact from the allocation of revenues and expenses (including the provision for loan losses) and certain revenues and expenses not attributable to a particular segment; assets and liabilities not attributable to a particular segment; reversal of the FTE adjustment since net interest income for each segment is presented on an FTE basis; and the FTP impact from excess capital. The “Other” category also includes (i) $10.0 million of security losses in each of the years ended December 31, 2018 and 2017 incurred in response to tax reform-related benefits recognized in each period, and gains totaling $7.5 million resulting from the sale of an ownership interest in a legacy privately-held investment and an interest in a real estate investment for the year ended December 31, 2016 (all included in non-interest income) and (ii) merger-related expenses totaling $11.4 million, $30.6 million and $4.7 million for the years ended December 31, 2018, 2017 and 2016, respectively (included in non-interest expense).

Years ended December 31 (in millions)	2018	2017	2016
Net interest loss	$(23.4)	$(41.8)	$(29.4)
Provision for loan losses	(17.7)	(31.1)	(15.7)
Total non-interest income	(6.4)	(6.7)	8.1
Total non-interest expense	29.3	40.6	27.3

Loss before income tax benefit	(41.4)	(58.0)	(32.9)
Income tax benefit	(7.5)	(16.2)	(10.7)

Net loss	$(33.9)	$(41.8)	$(22.2)

Average total assets	$1,013.9	$840.5	$704.3
Average total liabilities	444.1	398.0	355.2

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

In response to continued signs of a moderately expanding U.S. economy, the FRB has raised the target range for the federal funds rate four times during 2018 by a total of 100 basis points to between 2.25% and 2.50%, after raising the target rate three times during 2017 by a total of 75 basis points. For 2018, the average effective federal funds rate was 1.83%.

The net interest margin was 3.12% in 2018 compared to 2.98% in 2017. The improvement in the net interest margin in 2018 compared to 2017 primarily reflects higher yields on new loan originations and the upward repricing of floating rate-rate loans. Higher yields on the loan portfolio benefitted the net interest margin by 43 basis points, while higher funding costs reduced the net interest margin by 31 basis points.

2018 Compared to 2017

FTE net interest income increased $119.2 million compared to 2017, reflecting a $237.6 million increase in total interest and dividend income and a $118.4 million increase in total interest expense, and the net interest margin increased 14 basis points to 3.12%.

Average total earning assets were $40.5 billion in 2018, a $2.1 billion increase from 2017, primarily reflecting increases of $1.6 billion in average total loans and $559 million in average securities. The average total commercial and residential mortgage loan portfolios increased $1.2 billion and $536 million, respectively, compared to 2017, reflecting organic growth and loans acquired in the First Connecticut acquisition, and the average home equity loan portfolio decreased $109 million. Average total loans, average securities and average short-term investments comprised 81%, 18% and 1%, respectively, of average total earning assets in both 2018 and 2017. In 2018, the yield earned on the total loan portfolio was 4.19% and the yield earned on securities and short-term investments was 2.70%, compared to 3.71% and 2.59%, respectively, in the year-ago period. At December 31, 2018, approximately 43% of the Company’s loan portfolio was comprised of Prime Rate and one-month Libor-based loans, compared to approximately 50% at December 31, 2017.

Average total funding liabilities were $38.2 billion in 2018, a $1.8 billion increase from the year-ago period, primarily reflecting a $1.9 billion increase in average total deposits. The increase in average total deposits reflects organic growth, deposits assumed in the First Connecticut acquisition and a $415 million increase in average brokered deposits. Excluding brokered deposits, average non-interest-bearing deposits, average time deposits and average savings increased $740 million, $514 million and $200 million, respectively. Average total deposits comprised 88% and 87% of average total funding liabilities in 2018 and 2017, respectively.

The 29 basis point increase to 0.84% from 0.55% in the rate paid on average total funding liabilities in 2018 compared to 2017 primarily reflects the increases in the target federal funds rate discussed above. The rate paid on average total deposits increased 23 basis points in 2018, reflecting increases of 47 basis points in time deposits and 24 basis points in savings, interest-bearing checking and money market deposits, partially offset by the benefit from a $740 million increase in non-interest-bearing deposits. Average savings, interest-bearing checking and money market deposits and average time deposits comprised 58% and 18%, respectively, of average total deposits in 2018 compared to 61% and 15%, respectively, in 2017.

2017 Compared to 2016

The net interest margin was 2.98% in 2017 compared to 2.80% in 2016. The improvement in the net interest margin in 2017 compared to 2016 primarily reflects higher yields on the loan portfolio (which benefitted the net interest margin by 25 basis points), partially offset by higher funding costs (which reduced the net interest margin by 13 basis points).

FTE net interest income increased $138.7 million compared to 2016, reflecting a $185.5 million increase in total interest and dividend income and a $46.8 million increase in total interest expense, and the net interest margin increased 18 basis points to 2.98%.

Average total earning assets were $38.4 billion in 2017, a $2.5 billion increase from 2016, primarily reflecting a $2.5 billion increase in average total loans. The average total commercial and residential mortgage loan portfolios increased $1.7 billion and $829 million, respectively, compared to 2016, reflecting organic growth and loans acquired in the Suffolk and LEAF acquisitions, and the average home equity loan portfolio decreased $59 million. Average total loans, average securities and average short-term investments comprised 81%, 18% and 1%, respectively, of average total earning assets in 2017, compared to 80%, 19% and 1%, respectively, in 2016. In 2017, the yield earned on the total loan portfolio was 3.71% and the yield earned on securities and short-term investments was 2.59%, compared to 3.47% and 2.30%, respectively, in the year-ago period. At December 31, 2017, approximately 50% of the Company’s loan portfolio was comprised of Prime Rate and one-month Libor-based loans, compared to approximately 51% at December 31, 2016.

Average total funding liabilities were $36.4 billion in 2017, a $2.1 billion increase from the year-ago period, reflecting a $2.5 billion increase in average total deposits, partially offset by decreases of $238 million in average total borrowings and $127 million in average notes and debentures. The increase in average total deposits reflects organic growth, deposits assumed in the Suffolk acquisition and a $231 million increase in average brokered deposits. Excluding brokered deposits, average savings, interest-bearing checking and money market deposits, and average non-interest-bearing deposits both increased $1.1 billion. Average total deposits comprised 87% and 85% of average total funding liabilities in 2017 and 2016, respectively. The decrease in average notes and debentures reflects the repayment of the $125 million 5.80% fixed-rate/floating-rate subordinated notes in February 2017.

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

Average Balance Sheet, Interest and Yield/Rate Analysis

The table on the following page presents average balance sheets, FTE-basis interest income, interest expense and the corresponding average yields earned and rates paid for the years ended December 31, 2018, 2017 and 2016. The average balances are principally daily averages and, for loans, include both performing and non-performing balances. Interest income on loans includes the effect of deferred loan fees and costs accounted for as yield adjustments, but does not include interest on loans for which People’s United has ceased to accrue interest. Premium amortization and discount accretion (including amounts attributable to purchase accounting adjustments) are also included in the respective interest income and interest expense amounts. The impact of People’s United’s use of derivative instruments in managing IRR is also reflected in the table, classified according to the instrument hedged and the related risk management objective.

Average Balance Sheet, Interest and Yield/Rate Analysis

	2018			2017			2016
Years ended December 31 (dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Short-term investments (1)	$278.9	$5.0	1.81%	$358.3	$3.7	1.04%	$328.7	$1.5	0.45%
Securities (2)	7,343.7	200.9	2.74	6,785.0	181.3	2.67	6,786.7	158.8	2.34
Loans:
Commercial real estate	11,017.7	463.4	4.21	10,961.2	405.7	3.70	10,013.3	344.6	3.44
Commercial and industrial	8,611.7	375.4	4.36	8,278.6	313.9	3.79	7,821.8	268.8	3.44
Equipment financing	4,040.8	212.3	5.25	3,264.3	152.1	4.66	2,972.3	130.9	4.40
Residential mortgage	7,188.6	237.1	3.30	6,653.0	208.4	3.13	5,824.1	181.5	3.12
Home equity and other consumer	1,995.6	88.6	4.44	2,107.9	80.0	3.80	2,163.8	73.5	3.40

Total loans	32,854.4	1,376.8	4.19	31,265.0	1,160.1	3.71	28,795.3	999.3	3.47

Total earning assets	40,477.0	$1,582.7	3.91%	38,408.3	$1,345.1	3.50%	35,910.7	$1,159.6	3.23%

Other assets	4,552.7			4,173.3			3,873.6

Total assets	$45,029.7			$42,581.6			$39,784.3

Liabilities and stockholders’ equity:
Deposits:
Non-interest-bearing	$8,069.8	$—	—%	$7,329.3	$—	—%	$6,236.1	$—	—%
Savings, interest-bearing checking and money market	19,630.1	127.4	0.65	19,486.7	80.1	0.41	18,258.2	53.0	0.29
Time	5,901.4	88.7	1.50	4,915.7	50.6	1.03	4,760.4	47.9	1.01

Total deposits	33,601.3	216.1	0.64	31,731.7	130.7	0.41	29,254.7	100.9	0.34

Borrowings:
FHLB advances	2,653.6	54.5	2.05	2,677.5	31.5	1.17	3,093.7	19.2	0.62
Federal funds purchased	682.2	13.6	2.00	643.5	7.1	1.11	568.1	2.9	0.50
Customer repurchase agreements	252.7	1.0	0.40	311.0	0.6	0.19	337.2	0.7	0.19
Other borrowings	104.5	1.8	1.66	132.0	2.1	1.60	2.8	—	0.66

Total borrowings	3,693.0	70.9	1.92	3,764.0	41.3	1.10	4,001.8	22.8	0.57

Notes and debentures	889.8	33.3	3.75	921.3	29.9	3.25	1,048.5	31.4	3.00

Total funding liabilities	38,184.1	$320.3	0.84%	36,417.0	$201.9	0.55%	34,305.0	$155.1	0.45%

Other liabilities	808.4			573.0			619.9

Total liabilities	38,992.5			36,990.0			34,924.9
Stockholders’ equity	6,037.2			5,591.6			4,859.4

Total liabilities and stockholders’ equity	$45,029.7			$42,581.6			$39,784.3

Net interest income/spread (3)		$1,262.4	3.07%		$1,143.2	2.95%		$1,004.5	2.78%

Net interest margin			3.12%			2.98%			2.80%

(1)	Includes securities purchased under agreements to resell.
(2)	Average balances and yields for securities are based on amortized cost.
(3)	The FTE adjustment was $26.4 million, $42.7 million and $32.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

	2018 Compared to 2017 Increase (Decrease)			2017 Compared to 2016 Increase (Decrease)
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Short-term investments	$(1.0)	$2.3	$1.3	$0.1	$2.1	$2.2
Securities	15.2	4.4	19.6	—	22.5	22.5
Loans:
Commercial real estate	2.1	55.6	57.7	34.0	27.1	61.1
Commercial and industrial	13.0	48.5	61.5	16.3	28.8	45.1
Equipment financing	39.2	21.0	60.2	13.3	7.9	21.2
Residential mortgage	17.3	11.4	28.7	26.0	0.9	26.9
Home equity and other consumer	(4.4)	13.0	8.6	(1.9)	8.4	6.5

Total loans	67.2	149.5	216.7	87.7	73.1	160.8

Total change in interest and dividend income	81.4	156.2	237.6	87.8	97.7	185.5

Interest expense:
Deposits:
Savings, interest-bearing checking and money market	0.6	46.7	47.3	3.8	23.3	27.1
Time	11.6	26.5	38.1	1.6	1.1	2.7

Total deposits	12.2	73.2	85.4	5.4	24.4	29.8

Borrowings:
FHLB advances	(0.3)	23.3	23.0	(2.9)	15.2	12.3
Federal funds purchased	0.5	6.0	6.5	0.4	3.8	4.2
Customer repurchase agreements	(0.1)	0.5	0.4	(0.1)	—	(0.1)
Other borrowings	(0.5)	0.2	(0.3)	2.1	—	2.1

Total borrowings	(0.4)	30.0	29.6	(0.5)	19.0	18.5

Notes and debentures	(1.1)	4.5	3.4	(4.0)	2.5	(1.5)

Total change in interest expense	10.7	107.7	118.4	0.9	45.9	46.8

Change in net interest income	$70.7	$48.5	$119.2	$86.9	$51.8	$138.7

The following table provides the weighted average yields earned and rates paid for each major category of earning assets and funding liabilities as of December 31, 2018:

(dollars in millions)	Balance	Yield/Rate
Earning assets:
Short-term investments	$266.3	2.32%
Securities	7,233.2	2.65
Loans	35,241.4	4.32

Total earning assets	$42,740.9	4.03%

Funding liabilities:
Non-interest-bearing deposits	$8,543.0	—%
Interest-bearing deposits:
Money market	9,859.7	1.10
Interest-bearing checking	6,723.6	0.90
Time	6,916.2	1.78
Savings	4,116.5	0.09
Borrowings	3,593.4	2.36
Notes and debentures	895.8	3.81

Total funding liabilities	$40,648.2	1.03%

Non-Interest Income

				Percentage Increase (Decrease)
Years ended December 31 (dollars in millions)	2018	2017	2016	2018/2017	2017/2016
Bank service charges	$99.9	$98.5	$98.0	1.4%	0.5%
Investment management fees	68.7	66.5	48.3	3.3	37.7
Operating lease income	44.9	43.8	41.2	2.5	6.3
Commercial banking lending fees	37.3	35.5	31.6	5.1	12.3
Insurance revenue	34.6	33.2	32.9	4.2	0.9
Cash management fees	27.1	26.1	25.0	3.8	4.4
Brokerage commissions	12.8	12.1	12.2	5.8	(0.8)
Net security losses	(9.8)	(25.4)	(5.9)	n/m	n/m
Other non-interest income:
Customer interest rate swap income, net	14.6	12.3	14.4	18.7	(14.6)
BOLI	7.2	6.3	5.7	14.3	10.5
Credit card fees	6.4	5.6	5.6	14.3	—
Net gains on sales of residential mortgage loans	1.2	3.2	6.3	(62.5)	(49.2)
Net gains on sales of acquired loans	1.8	2.4	—	(25.0)	n/m
Other	19.7	32.8	27.4	(39.9)	19.7

Total other non-interest income	50.9	62.6	59.4	(18.7)	5.4

Total non-interest income	$366.4	$352.9	$342.7	3.8%	3.0%

n/m – not meaningful

Total non-interest income in 2018 increased $13.5 million compared to 2017 and increased $10.2 million in 2017 compared to 2016. The increase in non-interest income in 2018 compared to 2017 primarily reflects increases in customer interest rate swap income and investment management fees, and a decrease in net security losses. The increase in non-interest income in 2017 compared to 2016 primarily reflects increases in investment management fees and commercial banking lending fees, partially offset by an increase in net security losses.

The increase in bank service charges in 2018 compared to 2017 primarily reflects benefits from the acquisition of First Connecticut effective October 1, 2018, partially offset by continued lower overdraft fees. The improvement in investment management fees in 2018 compared to 2017 reflects the continued benefits from new revenue initiatives, additional personnel in our key markets and a broader suite of product offerings. The improvement in investment management fees in 2017 compared to 2016 primarily reflects the acquisition of Gerstein Fisher in November 2016. At December 31, 2018, assets under administration totaled $23.2 billion, of which $8.6 billion are under discretionary management, compared to $23.8 billion and $9.1 million, respectively, at December 31, 2017.

The increase in operating lease income in 2018 and 2017 primarily reflects the acquisition of LEAF in August 2017. The increase in commercial banking lending fees in 2018 and 2017 is primarily related to higher levels of prepayment fees collected in each year. The level of insurance revenue over the past few years reflects both the continued soft commercial insurance market as well as the benefits from the recent acquisitions.

In response to tax reform-related benefits realized following enactment of the Tax Cuts and Jobs Act, People’s United sold (i) GSE mortgage-backed securities with an amortized cost of $235.5 million and recorded $10.0 million of gross realized losses in December 2018 and (ii) U.S. Treasury and CMO securities with a combined amortized cost of $291.3 million and recorded $10.0 million of gross realized losses in December 2017. Also in 2017, People’s United sold U.S. Treasury and CMO securities with a combined amortized cost of $486.9 million and recorded $15.7 million of gross realized losses. In 2016, People’s United sold U.S. Treasury and CMO securities with a combined amortized cost of $403.0 million and recorded $6.1 million of gross realized losses.

The increase in net customer interest rate swap income in 2018 compared to 2017 and the decrease in 2017 compared to 2016 reflects fluctuations in both the number and notional value of swap transactions. On an FTE basis, BOLI income totaled $9.1 million in 2018, compared to $9.7 million in 2017 and $8.5 million in 2016. BOLI income includes death benefits received totaling $1.0 million, $0.9 million and $1.4 million in 2018, 2017 and 2016, respectively. The FTE adjustment on BOLI income beginning in 2018 reflects a reduction in the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018.

The decrease in net gains on sales of residential mortgage loans in 2018 compared to 2017 primarily reflects a 40% decrease in the volume of residential mortgage loans sold, as well as narrower spreads on pricing. The decrease in net gains on sales of residential mortgage loans in 2017 compared to 2016 primarily reflects narrower spreads on pricing as well as a 33% decrease in the volume of residential mortgage loan sales.

Net gains on sales of acquired loans in 2018 and 2017 (none in 2016) reflect sales of acquired loans with contractual balances of $10.0 million and $7.9 million, respectively (carrying amounts of $4.4 million and $5.0 million, respectively).

During the quarter ended March 31, 2017, the Company exchanged its ownership interest in a non-marketable equity security (previously recorded in other assets) for total consideration of $16.3 million, including (i) cash and (ii) common stock in a publicly-traded company with a fair value of approximately $10.8 million at acquisition. Included in other non-interest income in 2017 is a $16.1 million gain recorded in connection with this transaction. Included in other non-interest income in 2016 are gains totaling $7.5 million resulting from the sale of an ownership interest in a legacy privately-held investment and an interest in a real estate investment.

Non-Interest Expense

				Percentage Increase (Decrease)
Years ended December 31 (dollars in millions)	2018	2017	2016	2018/2017	2017/2016
Compensation and benefits	$562.9	$522.7	$464.1	7.7%	12.6%
Occupancy and equipment	168.2	159.6	150.4	5.4	6.1
Professional and outside services	77.6	81.5	67.8	(4.8)	20.2
Regulatory assessments	37.9	41.7	37.5	(9.1)	11.2
Operating lease expense	36.4	35.2	36.3	3.4	(3.0)
Amortization of other acquisition-related intangible assets	21.8	30.0	23.6	(27.3)	27.1
Other non-interest expense:
Stationery, printing, postage and telephone	24.7	22.8	22.3	8.3	2.2
Advertising and promotion	15.8	12.6	11.2	25.4	12.5
Other	50.8	54.2	55.6	(6.3)	(2.5)

Total other non-interest expense	91.3	89.6	89.1	1.9	0.6

Total non-interest expense	$996.1	$960.3	$868.8	3.7%	10.5%

Efficiency ratio	57.4%	57.7%	60.5%

Total non-interest expense increased $35.8 million in 2018 compared to 2017 and increased $91.5 million in 2017 compared to 2016. Included in total non-interest expense are merger-related expenses totaling $11.4 million in 2018, $30.6 million in 2017 and $4.7 million in 2016.

The improvement in the efficiency ratio in both 2018 and 2017 reflects increases in both adjusted total revenues and adjusted total expenses (see Non-GAAP Financial Measures and Reconciliation to GAAP). The efficiency ratio in 2018 reflects the unfavorable impact (approximately 70 basis points) of a lower FTE adjustment on net interest income and BOLI income resulting from a reduction in the U.S. federal corporate income tax rate from 35% to 21%.

Compensation and benefits increased $40.2 million in 2018 compared to 2017 and $58.6 million in 2017 compared to 2016. Compensation and benefits includes merger and severance-related costs totaling $3.5 million in 2018, $3.9 million in 2017 and $0.7 million in 2016. Excluding such costs, compensation and benefits increased $40.6 million, or 7.8%, in 2018 compared to 2017 and $55.4 million, or 12.0%, in 2017 compared to 2016. The increase in 2018 compared to 2017 primarily reflects First Connecticut and Vend Lease personnel costs in the current year, a full year of Suffolk and LEAF personnel costs, as well as normal merit increases and higher incentive-related costs. The increase in 2017 compared to 2016 primarily reflects Suffolk, LEAF and Gerstein Fisher personnel costs in 2017, normal merit increases and higher incentive-related and health care costs.

In March 2017, the FASB amended its standards to (i) require that the service cost component of net benefit cost associated with pension and postretirement plans be reported in the same line item in which the related employees’ compensation cost is reported and (ii) specify that only the service cost component is eligible for capitalization. The other components of net benefit cost, which may not be capitalized, are to be presented separately. This amendment, which is required to be applied retrospectively, became effective for People’s United on January 1, 2018. Accordingly, net periodic pension and postretirement benefit income (a result of the expected return on plan assets exceeding the sum of the other components) previously reported within compensation and benefits expense is now reported within other non-interest expense in the Consolidated Statements of Income. For the years ended December 31, 2017 and 2016, $8.7 million and $8.5 million, respectively, of net periodic pension and postretirement benefit income was reclassified in accordance with the requirements of the standard.

The FASB’s amended standard with respect to the accounting for leases, which is effective for the Company on January 1, 2019 (see Note 1 to the Consolidated Financial Statements), provides a narrower definition of eligible initial direct costs for lessors. As such, adoption of the standard will result in the Company recognizing immediately (rather than deferring) certain lease origination-related expenses. Such expenses would be offset by the recognition of a higher yield on the underlying leases over their contractual term. As a result, compensation and benefits costs are expected to increase by approximately $12 million in 2019.

The increase in occupancy and equipment expense in 2018 and 2017 primarily reflects higher equipment-related costs and the incremental costs resulting from acquisitions completed in 2018 and 2017, partially offset by the benefits from consolidating branches and other office space over the past several years. In 2018, the Company closed 10 branches compared to 12 branches in 2017 and 11 branches in 2016. Since the beginning of 2011, the Company has closed 87 branches, most of which were traditional branches, and opened 29 branches, of which 19 branches are more cost efficient Stop & Shop locations.

Professional and outside services fees include merger-related expenses totaling $6.3 million in 2018, $15.3 million in 2017 and $3.9 million in 2016. Excluding such expenses, professional and outside services fees increased $5.1 million in 2018 compared to 2017 and $2.3 million in 2017 compared to 2016. The increase in both 2018 and 2017 primarily reflects higher levels of spending on projects. The fluctuations in operating lease expense primarily relates to the levels of equipment leased to equipment financing customers. The fluctuations in advertising and promotion expense primarily reflect the timing of certain advertising campaigns.

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

In March 2016, the FDIC issued a final rule that will serve to implement a DFA provision requiring banks with over $10 billion in assets to be responsible for recapitalizing the DIF to 1.35% of insured deposits after it reaches a 1.15% reserve ratio. The rule became effective on July 1, 2016. For banks with over $10 billion in assets, the rule imposes a 4.5 basis point surcharge bringing the DIF’s reserve ratio to 1.35% by September 2020. For the surcharge only, the assessment base would be reduced by $10 billion. In November 2018, the FDIC announced that the DIF’s reserve ratio had exceeded the 1.35% minimum reserve ratio. As such, beginning in the fourth quarter of 2018, banks with over $10 billion in assets are no longer subject to the surcharge. The decrease in regulatory assessments in 2018 compared to 2017 primarily reflects the benefit of eliminating the FDIC surcharge in the fourth quarter of 2018 with the benefit in 2019 expected to be approximately $12 million. The increase in regulatory assessments in 2017 compared to 2016 primarily reflects an increase in the Bank’s average total assets, as well as a change in deposit insurance assessments discussed above.

The decline in amortization of other acquisition-related intangible assets expense in 2018 reflects certain core deposit intangible assets that were fully amortized as of December 31, 2017. Scheduled amortization expense attributable to other acquisition-related intangible assets for each of the next five years is as follows: $26.1 million in 2019; $24.0 million in 2020; $21.7 million in 2021; $19.7 million in 2022; and $14.2 million in 2023. Included in other non-interest expense are merger-related costs totaling $0.9 million and $10.6 million in 2018 and 2017, respectively.

Income Taxes

Income tax expense totaled $108.2 million, $129.9 million and $128.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. People’s United’s effective income tax rate was 18.8%, 27.8% and 31.4% for the respective years. Income tax expense in each year includes $12.3 million, $11.6 million and $5.3 million, respectively, of federal income tax credits, which relate, primarily, to an increase in tax-advantaged investments. People’s United’s effective income tax rate for 2019 is expected to be approximately 21%.

Differences, if any, arising between People’s United’s effective income tax rate and the U.S. federal statutory rate of 21% for 2018 and 35% for both 2017 and 2016 are generally attributable to: (i) tax-exempt interest earned on certain investments; (ii) tax-exempt income from BOLI; and (iii) state income taxes.

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The most significant provision of the Act applicable to the Company serves to reduce the U.S. federal corporate income tax rate, effective January 1, 2018, from 35% to 21%. In connection with its accounting for enactment of the Act, the Company recognized an income tax benefit of $6.5 million during the quarter ended December 31, 2017. This benefit, which served to reduce income tax expense, reflected the revaluation of certain deferred tax assets ($58.0 million) and deferred tax liabilities ($64.5 million) based on the rates at which they are expected to reverse in the future (generally 21%). During the quarter ended December 31, 2018, the Company recognized an income tax benefit of $9.2 million related, primarily, to voluntary employer contributions totaling $50 million made to the Company’s defined benefit pension plans in February 2018 and deducted (as permitted) on the Company’s 2017 federal income tax return.

People’s United holds ownership interests in limited partnerships formed to develop and operate affordable housing units for lower income tenants throughout its franchise area. The underlying partnerships, which are considered variable interest entities, are not consolidated into the Company’s Consolidated Financial Statements. These investments have historically played a role in enabling the Bank to meet its CRA requirements while, at the same time, providing tax benefits, including federal income tax credits. The cost of the Company’s investments is amortized on a straight-line basis over the period during which the related federal income tax credits are realized (generally ten years). Amortization expense, which is now included as a component of income tax expense, totaled $19.1 million, $16.7 million and $12.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

See Notes 1 and 12 to the Consolidated Financial Statements for additional information concerning income tax expense.

Securities

	2018		2017		2016
As of December 31 (in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities held-to-maturity:
State and municipal	$2,352.4	$2,369.4	$2,060.4	$2,120.3	$1,499.1	$1,509.5
GSE mortgage-backed securities	1,367.5	1,334.3	1,474.9	1,459.8	500.8	497.6
Corporate	70.9	70.7	51.3	52.1	4.0	4.0
Other	1.5	1.5	1.5	1.5	1.5	1.5

Total debt securities held-to-maturity	$3,792.3	$3,775.9	$3,588.1	$3,633.7	$2,005.4	$2,012.6

Debt securities available-for-sale:
U.S. Treasury and agency	$699.0	$678.0	$687.1	$668.8	$889.9	$859.7
GSE mortgage-backed and CMO securities	2,486.6	2,443.0	2,477.8	2,456.5	3,573.1	3,550.0

Total debt securities available-for-sale	$3,185.6	$3,121.0	$3,164.9	$3,125.3	$4,463.0	$4,409.7

People’s United strives to maintain an appropriate balance between loan portfolio growth and deposit funding. The Company’s management believes that a large debt securities portfolio funded with wholesale borrowings provides limited economic value and therefore, at December 31, 2018, the debt securities portfolio only comprised 14% of total assets.

People’s United has historically utilized the debt securities portfolio for earnings generation (in the form of interest and dividend income), liquidity, IRR management, asset diversification and tax planning. Debt securities available-for-sale are used as part of People’s United’s asset/liability management strategy and may be sold in response to, or in anticipation of, factors such as changes in market conditions and interest rates, changes in security prepayment rates, liquidity considerations and regulatory capital requirements.

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

At December 31, 2018, the fair value of People’s United’s debt securities available-for-sale portfolio totaled $3.12 billion, or 7% of total assets, compared to $3.13 billion, or 7% of total assets, at December 31, 2017 and $4.41 billion, or 11% of total assets, at December 31, 2016. The $4.3 million decrease in fair value in 2018 compared to 2017 primarily reflects the sale of GSE mortgage-backed securities in December 2018 with an amortized cost of $235.5 million and a $25.0 million increase in the unrealized loss in 2018, essentially offset by debt securities acquired in the First Connecticut acquisition. The $1.3 billion decrease in the fair value in 2017 compared to 2016 primarily reflects: (i) the sale of U.S. Treasury and CMO securities in December 2017, with a combined amortized cost of $291.3 million, to take advantage of higher marginal income tax rates in 2017; (ii) the sale of low-yielding and short-duration U.S. Treasury and CMO securities, with a combined amortized cost of $486.9 million, during the quarter ended March 31, 2017; and (iii) principal repayments and maturities of GSE mortgage-backed and CMO securities.

At December 31, 2018, 2017 and 2016, the amortized cost exceeded the fair value of the debt securities available-for-sale portfolio by $64.6 million, $39.6 million and $53.3 million, respectively.

With respect to available-for-sale debt securities, all unrealized gains and those unrealized losses representing temporary declines in value due to factors other than credit are recorded in stockholders’ equity, net of income taxes, as a component of accumulated comprehensive income (loss). As a result, management anticipates continued fluctuations in stockholders’ equity due to changes in the fair value of such debt securities, albeit on a relatively modest scale due to the duration of the portfolio. The duration of the entire debt securities portfolio was approximately 4.8 years, 4.9 years and 4.7 years at December 31, 2018, 2017 and 2016, respectively.

The increase in investment grade state and municipal securities in both 2018 and 2017 reflects the Company’s continued investment in such securities based on their value relative to other securities of comparable duration, yield and credit risk.

In addition to the held-to-maturity and available-for-sale debt securities discussed above, the Bank holds shares of capital stock in both the FHLB of Boston and New York (total cost of $124.9 million at December 31, 2018) and the FRB-NY (total cost of $178.5 million at December 31, 2018). Dividend income on FHLB capital stock totaled $8.3 million, $6.6 million and $5.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. Dividend income on FRB-NY capital stock totaled $5.1 million, $3.7 million and $3.1 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Lending Activities

People’s United conducts its lending activities principally through its Commercial Banking and Retail Banking operating segments. The Company’s lending activities consist of originating loans secured by commercial and residential properties, and extending secured and unsecured loans to commercial and consumer customers.

Total loans increased $2.67 billion in 2018 compared to 2017 and increased $2.83 billion in 2017 compared to 2016. At the respective acquisition dates in 2018, the fair value of First Connecticut’s and Vend Lease’s loans and leases totaled $2.84 billion and $68.9 million, respectively. At the respective acquisition dates in 2017, the fair value of Suffolk’s and LEAF’s loans and leases totaled $1.62 billion and $717.9 million, respectively. Loans acquired in connection with business combinations are referred to as ‘acquired’ loans as a result of the manner in which they are accounted for (see further discussion under ‘Acquired Loans’ in Note 1 to the Consolidated Financial Statements). All other loans are referred to as ‘originated’ loans. At December 31, 2018, 2017 and 2016, the carrying amount of the acquired loan portfolio totaled $4.59 billion, $2.46 billion and $610.2 million, respectively. Loans held-for-sale at December 31, 2018 and 2017 consisted of newly-originated residential mortgage loans with carrying amounts of $19.5 million and $16.6 million, respectively.

The following table summarizes the loan portfolio before deducting the allowance for loan losses:

As of December 31 (in millions)	2018	2017	2016	2015	2014
Commercial:
Commercial real estate	$11,649.6	$11,068.7	$10,247.3	$10,028.8	$9,404.3
Commercial and industrial	9,088.9	8,731.1	8,125.1	7,748.7	7,189.6
Equipment financing	4,339.2	3,905.4	3,032.5	2,973.3	2,865.5

Total Commercial Portfolio	25,077.7	23,705.2	21,404.9	20,750.8	19,459.4

Retail:
Residential mortgage:
Adjustable-rate	6,662.0	5,926.6	5,549.1	4,851.2	4,393.8
Fixed-rate	1,492.2	879.1	667.6	605.8	538.2

Total residential mortgage	8,154.2	6,805.7	6,216.7	5,457.0	4,932.0

Home equity and other consumer:
Home equity	1,962.5	2,015.2	2,072.6	2,153.7	2,143.1
Other consumer	47.0	49.2	50.7	49.4	57.5

Total home equity and other consumer	2,009.5	2,064.4	2,123.3	2,203.1	2,200.6

Total Retail Portfolio	10,163.7	8,870.1	8,340.0	7,660.1	7,132.6

Total loans	$35,241.4	$32,575.3	$29,744.9	$28,410.9	$26,592.0

People’s United’s loan portfolio is primarily concentrated within New England and New York. At December 31, 2018, 56% and 20% of the total loan portfolio represented loans to customers located within the New England states and New York, respectively, as compared to 54% and 23% of the total loan portfolio, respectively, at December 31, 2017.

Total Loans

As of December 31 (dollars in billions)

Contractual Maturity and Interest Rate Sensitivity

The following table presents the contractual maturity of People’s United’s loan portfolio as of December 31, 2018:

(in millions)	One Year or Less	After One Year Through Five Years	After Five Years	Total Due After One Year	Total
Contractual maturity:
Commercial	$2,971.7	$11,800.3	$10,305.7	$22,106.0	$25,077.7
Retail	89.9	240.1	9,833.7	10,073.8	10,163.7

Total	$3,061.6	$12,040.4	$20,139.4	$32,179.8	$35,241.4

The following table presents, as of December 31, 2018, loan amounts due after December 31, 2019, and whether these loans have adjustable or fixed interest rates:

	Interest Rate
(in millions)	Adjustable	Fixed	Total
Commercial	$13,262.2	$8,843.8	$22,106.0
Retail	8,124.3	1,949.5	10,073.8

Total loans due after one year	$21,386.5	$10,793.3	$32,179.8

The following tables set forth the contractual maturity (based on final payment date) and interest rate sensitivity (based on next repricing date) of People’s United’s commercial and industrial loans and construction loans:

As of December 31, 2018 (in millions)	One Year or Less	After One Year Through Five Years	After Five Years	Total
Contractual maturity:
Commercial and industrial loans	$1,758.7	$4,124.4	$3,205.8	$9,088.9
Construction loans:
Commercial real estate	128.1	225.4	220.6	574.1
Residential mortgage	12.5	44.8	—	57.3

Total	$1,899.3	$4,394.6	$3,426.4	$9,720.3

As of December 31, 2018 (in millions)	One Year or Less	After One Year Through Five Years	After Five Years	Total
Interest rate sensitivity:
Variable rates	$6,986.4	$427.1	$139.1	$7,552.6
Fixed rates	167.2	832.1	1,168.4	2,167.7

Total	$7,153.6	$1,259.2	$1,307.5	$9,720.3

Commercial Portfolio

The commercial lending businesses include commercial real estate, commercial and industrial lending, and equipment financing.

Commercial Real Estate

People’s United manages the commercial real estate portfolio by limiting the concentration in any particular loan type, term, industry, or to any individual borrower. People’s United’s highest loan concentration in the commercial real estate loan portfolio is in the residential (multifamily) sector, which represented 35% of this loan portfolio at both December 31, 2018 and 2017.

As of December 31 (in millions)	2018	2017
Property Type:
Residential (multifamily)	$4,026.2	$3,894.0
Retail	3,231.3	2,901.5
Office buildings	2,132.9	2,142.7
Hospitality/entertainment	710.5	622.6
Industrial/manufacturing	558.0	642.4
Health care	395.2	394.8
Mixed/special use	242.8	205.1
Self storage	190.6	173.0
Land	35.4	44.0
Other	126.7	48.6

Total commercial real estate	$11,649.6	$11,068.7

Commercial Real Estate Portfolio

As of December 31 (dollars in billions)

The commercial real estate portfolio increased $581 million in 2018 compared to 2017, reflecting the addition of loans acquired in connection with the First Connecticut acquisition completed in 2018, partially offset by expected run-off totaling $434 million in the transactional portion of the New York multifamily portfolio and run-off in the acquired portfolio. The Company expects run-off in the transactional portion of the New York multifamily portfolio to be in the range of $400 to $500 million in 2019. The commercial real estate portfolio increased $821 million in 2017 compared to 2016, reflecting organic growth of $114 million, or 1% of the commercial real estate portfolio, and the addition of loans acquired in connection with the Suffolk acquisition completed in 2017, partially offset by run-off in the acquired portfolio. Included in the commercial real estate portfolio are construction loans totaling $574 million and $423 million at December 31, 2018 and 2017, respectively, net of the unadvanced portion of such loan totaling $519 million and $294 million, respectively. During 2018 and 2017 (none in 2016), the Company sold acquired loans with outstanding principal balances totaling $10.0 million and $7.9 million, respectively (carrying amounts of $4.4 million and $5.0 million, respectively) and recognized net gains on sales totaling $1.8 million and $2.4 million, respectively.

At December 31, 2018 and 2017, 33% and 38%, respectively, of People’s United’s commercial real estate portfolio was secured by properties located in New York, and 23% and 19%, respectively, were secured by properties located in Connecticut at December 31, 2018 and 2017. In addition, 25% and 24% of the commercial real estate portfolio was secured by properties located in Massachusetts, Vermont and New Hampshire at December 31, 2018 and 2017, respectively. No other state exposure was greater than 5% at December 31, 2018.

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

As of December 31, 2018 (percent)

Commercial and Industrial

People’s United provides diversified products and services to its commercial customers, including short-term working capital credit facilities, term financing, asset-based loans, letters of credit, cash management services and commercial deposit accounts.

As of December 31 (in millions)	2018	2017
Industry:
Service	$1,734.8	$1,586.0
Finance and insurance	1,366.7	1,473.1
Manufacturing	1,275.6	1,297.7
Wholesale trade	1,240.1	1,166.9
Real estate, rental and leasing	926.7	819.3
Health services	846.8	724.2
Retail trade	702.9	756.9
Transportation and utilities	344.2	296.4
Construction	252.5	248.8
Arts, entertainment and recreation	145.9	146.5
Information and media	114.5	99.2
Public administration	59.2	65.0
Other	79.0	51.1

Total commercial and industrial	$9,088.9	$8,731.1

Commercial and Industrial Portfolio

As of December 31 (dollars in billions)

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

In 2018, the commercial and industrial portfolio increased $358 million compared to 2017, reflecting organic growth of $162 million, or 2% of the commercial and industrial portfolio, and the addition of loans acquired in connection with the First Connecticut acquisition completed in 2018, partially offset by run-off in the acquired portfolio. In 2017, the commercial and industrial portfolio increased $606 million compared to 2016, reflecting organic growth of $191 million, or 2% of the commercial and industrial portfolio, and the addition of loans acquired in connection with the Suffolk acquisition completed in 2017, partially offset by run-off in the acquired portfolio.

At December 31, 2018 and 2017, the commercial and industrial portfolio included $685 million and $616 million, respectively, of asset-based lending loans to companies with annual sales between $15 million and $500 million, of which 76% and 78% were to companies located within the Company’s geographic footprint at December 31, 2018 and 2017, respectively. Targeted industries include wholesale and distribution, manufacturing, food distribution and processing, transportation, and retail and business services. Credit facilities include revolving and working capital lines of credit, machinery and equipment term loans and lines of credit, owner-occupied real estate mortgage loans and stretch term loans for qualified customers. The commercial and industrial portfolio also includes $802 million of mortgage warehouse loans at December 31, 2018, compared to $1.0 billion at December 31, 2017. Such loans represent lines of credit extended to a loan originator to fund a mortgage that a borrower initially used to purchase a property. The extension of credit generally lasts from the loan’s point of origination to the point when the mortgage is sold into the secondary market. At December 31, 2018 and 2017, 13% and 11%, respectively, of the mortgage warehouse loans were to customers located within the Company’s footprint.

At December 31, 2018 and 2017, 22% and 20%, respectively, of the commercial and industrial loan portfolio consisted of loans to Connecticut-based businesses. Commercial and industrial loan exposure in the states of Vermont, Massachusetts and New Hampshire totaled a combined 35% and 36% at December 31, 2018 and 2017, respectively, and in the state of New York totaled 19% and 20%, respectively. No other state exposure was greater than 5%. While People’s United continues to focus on asset quality, the performance of the commercial lending and industrial portfolio may be adversely impacted if the economy weakens in the future.

Commercial and Industrial Diversification by Industry

As of December 31, 2018 (percent)

Equipment Financing

People’s Financial has three equipment financing businesses – PCLC, PUEFC and LEAF. The three companies have different business models and go-to-market strategies, and are viewed in the marketplace as separate companies. PCLC is an equipment finance company specializing in financing for the transportation, equipment rental, construction, manufacturing, printing, packaging and service industries in all 50 states. PCLC assists companies in acquiring new and used equipment and/or refinancing existing equipment. PUEFC is a secured equipment finance company with a focus on the construction, equipment rental, road transportation and waste industries nationwide. LEAF maintains a nationwide origination footprint working with manufacturers, distributors, dealers and end-users of essential use equipment and software in a variety of industries including industrial, manufacturing, light construction, office products and medical. Substantially the entire equipment financing portfolio (95% at both December 31, 2018 and 2017) was to customers located outside of New England. At December 31, 2018, 29% of the equipment financing portfolio consisted of loans to customers located in Texas, California and New York, and no other state exposure was greater than 6%.

As of December 31 (in millions)	2018	2017
Industry:
Transportation and utilities	$1,181.3	$1,148.5
Construction	558.1	495.1
Rental and leasing	543.0	505.5
Service	542.2	388.9
Manufacturing	234.2	201.9
Wholesale trade	202.8	189.1
Printing	197.9	201.3
Waste management	192.6	191.9
Health services	184.3	168.0
Packaging	118.6	99.4
Retail trade	99.2	79.6
Mining, oil and gas	47.2	53.4
Other	237.8	182.8

Total equipment financing	$4,339.2	$3,905.4

Equipment Financing Portfolio

As of December 31 (dollars in billions)

The equipment financing portfolio increased $434 million in 2018 compared to 2017, reflecting organic growth of $629 million, or 19% of the equipment and financing portfolio, partially offset by run-off in the LEAF acquired portfolio. The equipment financing portfolio increased $873 million in 2017 compared to 2016, reflecting organic growth of $288 million, or 10% of the equipment and financing portfolio, and the addition of loans and leases acquired in connection with the LEAF acquisition completed in 2017, partially offset by run-off in the PUEFC acquired portfolio. Operating on a national scale, equipment financing represented 17% and 16% of the commercial portfolio at December 31, 2018 and 2017, respectively. While People’s United continues to focus on asset quality, the performance of the equipment financing portfolio may be adversely impacted if the national economy weakens in the future.

Equipment Financing Diversification by Industry

As of December 31, 2018 (percent)

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

At December 31, 2018 and 2017, 78% and 79%, respectively, of the residential mortgage loan portfolio was secured by properties located in New England and 12% and 13%, respectively, at these dates, was secured by properties located in New York. At both December 31, 2018 and 2017, the residential mortgage loan portfolio included $1.2 billion of interest-only loans. See Asset Quality for further discussion of interest-only loans. Also included in residential mortgage loans at December 31, 2018 and 2017 are construction loans totaling $57 million and $65 million, respectively.

People’s United’s residential mortgage loan originations totaled $1.3 billion in 2018, $1.7 billion in 2017 and $2.3 billion in 2016. The mix and volume of residential mortgage loan originations vary in response to changes in market interest rates, customer preferences and the level of refinancing activity. ARM loans accounted for 68% of total residential mortgage originations in 2018 compared to 71% in 2017 and 75% in 2016.

Residential Mortgage Originations

Years ended December 31 (dollars in millions)

In 2018, ARM loans increased $735 million compared to 2017, reflecting organic growth of $72 million, or 1% of ARM loans, and the addition of loans acquired in connection with the First Connecticut acquisition completed in 2018, partially offset by run-off in the acquired portfolio. In 2017, ARM loans increased $378 million compared to 2016, reflecting organic growth of $329 million, or 6% of ARM loans, and the addition of loans acquired in connection with the Suffolk acquisition completed in 2017, partially offset by run-off in the acquired portfolio. Fixed-rate residential mortgage loans increased $613 million in 2018 compared to 2017, primarily reflecting the addition of loans acquired in connection with the First Connecticut acquisition completed in 2018, and increased $212 million in 2017 compared to 2016. The Company currently retains in its portfolio most of its originated adjustable-rate and certain fixed-rate residential mortgage loans.

Residential Mortgage Originations by Product

Year ended December 31, 2018 (percent)

People’s United’s loan loss experience within the residential mortgage portfolio continues to be primarily attributable to a small number of loans. The continued performance of the residential mortgage loan portfolio in the future may be adversely impacted by the level and direction of interest rates, consumer preferences and the regional economy.

Home Equity and Other Consumer Lending

People’s United offers home equity lines of credit (“HELOCs”) and home equity loans, and to a lesser extent, other forms of installment and revolving credit loans. At December 31, 2018, 84% of the consumer loan portfolio was to customers located within the New England states. Future growth of People’s United’s home equity and other consumer loan portfolio is highly dependent upon economic conditions, the interest rate environment and competitors’ strategies.

As of December 31 (in millions)	2018	2017
HELOCs	$1,729.9	$1,796.1
Home equity loans	232.5	219.1
Other	47.1	49.2

Total home equity and other consumer	$2,009.5	$2,064.4

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

Guidance issued by the OCC requires that loans subject to a borrower’s discharge from personal liability following a Chapter 7 bankruptcy be treated as TDRs, included in non-performing loans and written down to the estimated collateral value, regardless of delinquency status. Included in TDRs at December 31, 2018 are $22.0 million of such loans. Of this amount, $16.6 million, or 76%, were less than 90 days past due on their payments as of that date.

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

During 2018, we performed 98 loan modifications that were not classified as TDRs. The balances of the loans at the time of the respective modifications totaled $176.6 million. In each case, we concluded that the modification did not result in the granting of a concession based on one or more of the following considerations: (i) the receipt of additional collateral (the nature and amount of which was deemed to serve as adequate compensation for other terms of the restructuring) and/or guarantees; (ii) the borrower having access to funds at a market rate for debt with similar risk characteristics as the restructured debt; and (iii) the restructuring resulting in a delay in payment that is insignificant in relation to the other terms of the obligation. See Note 5 to the Consolidated Financial Statements for additional disclosures relating to TDRs.

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

At December 31, 2018, the loan portfolio included $1.2 billion of interest-only residential mortgage loans. People’s United began originating interest-only residential mortgage loans in March 2003. The underwriting guidelines and requirements for such loans are generally more restrictive than those applied to other types of residential mortgage loans. People’s United has not originated interest-only residential mortgage loans that permit negative amortization or optional payment amounts. Amortization of an interest-only residential mortgage loan begins after the initial interest rate changes (e.g. after 5 years for a 5/1 ARM loan). In general, People’s United’s underwriting guidelines for residential mortgage loans require the following: (i) properties must be single-family and owner-occupied primary residences; (ii) lower loan-to-value (“LTV”) ratios (less than 60% on average); (iii) higher credit scores (greater than 700 on average); and (iv) sufficient post-closing reserves.

Updated estimates of property values are obtained from an independent third-party for residential mortgage loans 90 days past due. At December 31, 2018, non-performing residential mortgage loans totaling $0.2 million had current LTV ratios of more than 100%. At that date, the weighted average LTV ratio and FICO score for the residential mortgage loan portfolio were 63% and 759, respectively.

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

During 2018, the Company issued 27 investor refunds, totaling $0.1 million, under contractual recourse agreements. Based on the limited number of repurchase requests the Company has historically received, the immaterial cost associated with such repurchase requests and management’s view that this past experience is consistent with our current and near-term estimate of such exposure, the Company has established a reserve for such repurchase requests, which totaled $0.1 million at December 31, 2018.

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

The following table sets forth, as of December 31, 2018, the committed amount of HELOCs scheduled to have the draw period end during the years shown:

December 31, (in millions)	Credit Lines
2019	$105.9
2020	157.2
2021	308.4
2022	467.6
2023	451.3
Later years	2,135.9

Total	$3,626.3

Approximately 84% of our HELOCs are presently in their draw period. Although converted amortizing payment loans represent only a small portion of the portfolio, our default and delinquency statistics indicate a higher level of occurrence for such loans when compared to HELOCs that are still in the draw period.

Delinquency statistics for the HELOC portfolio as of December 31, 2018 are as follows:

	Portfolio Balance	Delinquencies
(dollars in millions)		Amount	Percent
HELOC status:
Still in draw period	$1,459.5	$6.1	0.42%
Amortizing payment	270.4	15.1	5.58

For the three months ended December 31, 2018, 53% of our borrowers with balances outstanding under HELOCs paid only the minimum amount due.

The majority of home equity loans fully amortize over terms ranging from 5 to 20 years. Home equity loans are limited to first or second liens on a borrower’s primary residence. The maximum LTV ratio is 80% on a single-family property, including a condominium, and 70% on a two-family property. Lower LTV ratios are required on larger line amounts.

We are not able, at this time, to develop statistics for the entire home equity portfolio (both HELOCs and home equity loans) with respect to first liens serviced by third parties that have priority over our junior liens, as lien position data has not historically been captured on our loan servicing systems. As of December 31, 2018, full and complete first lien position data was not readily available for 31% of the home equity portfolio. Effective January 2011, we began tracking lien position data for all new originations and our collections department continues to add lien position data once a loan reaches 75 days past due in connection with our updated assessment of combined loan-to-value (“CLTV”) exposure, which takes place for loans 90 days past due. In addition, when we are notified that the holder of a superior lien has commenced a foreclosure action, our home equity account is identified in the collections system for ongoing monitoring of the legal action. As of December 31, 2018, the portion of the home equity portfolio more than 90 days past due with a CLTV greater than 80% was $4.4 million.

As of December 31, 2018, full and complete first lien position data was readily available for 69%, or $1.3 billion, of the home equity portfolio. Of that total, 39%, or $531.3 million, are in a junior lien position. We estimate that of those junior liens, 35%, or $186.0 million, are held or serviced by others.

When the first lien is held by a third party, we can, in some cases, obtain an indication that a first lien is in default through information reported to credit bureaus. However, because more than one mortgage may be reported in a borrower’s credit report and there may not be a corresponding property address associated with reported mortgages, we are often unable to associate a specific first lien with our junior lien. As of December 31, 2018, there were 27 loans totaling $2.3 million for which we have received notification that the holder of a superior lien has commenced foreclosure action. For 13 of the loans (totaling $0.9 million), our second lien position was performing at the time such foreclosure action was commenced. There was no estimated loss related to those 13 loans as of December 31, 2018. It is important to note that the percentage of new home equity originations for which we hold the first lien has increased steadily from approximately 40% in 2009 to approximately 60% as of December 31, 2018.

We believe there are several factors that serve to mitigate the potential risk associated with the limitations on available first lien data. Most importantly, our underwriting guidelines for home equity loans, which have been, and continue to be, consistently applied, generally require the following: (i) properties located within our geographic footprint; (ii) lower LTV ratios; and (iii) higher credit scores. Notwithstanding the maximum LTV ratios and minimum FICO scores discussed previously, actual LTV ratios at origination were less than 60% on average and current FICO scores of our borrowers are greater than 750 on average. In addition, as of December 31, 2018, 97% of the portfolio balance relates to originations that occurred since 2005, which is generally recognized as the peak of the last housing bubble. We believe these factors are a primary reason for the portfolio’s relatively low level of non-performing loans and net loan charge-offs, both in terms of absolute dollars and as a percentage of average total loans.

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

As of December 31, 2018, the weighted average CLTV ratio and FICO score for the home equity portfolio were 57% and 762, respectively.

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

People’s United’s construction loan portfolio totaled $651.2 million (2% of total loans) at December 31, 2018. The total committed amount at that date, including both the outstanding balance and the unadvanced portion of such loans, was $1.2 billion. In some cases, a portion of the total committed amount includes an accompanying interest reserve. At December 31, 2018, construction loans totaling $296.3 million had remaining available interest reserves of $25.6 million. At that date, the Company had no construction loans with interest reserves that were on non-accrual status and included in non-performing loans.

Historically, certain economic conditions have resulted in an increase in the number of extension requests for commercial real estate and construction loans, some of which may have included related repayment guarantees. Modifications of commercial real estate loans involving maturity extensions are evaluated according to the Company’s normal underwriting standards and are classified as TDRs if the borrower is experiencing financial difficulty and is afforded a concession by People’s United similar to those discussed previously. People’s United had $4.1 million of restructured construction loans at December 31, 2018.

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

For purchased performing loans, the required allowance for loan losses is determined in a manner similar to that for originated loans with a provision for loan losses only recorded when the required allowance for loan losses exceeds any remaining purchase discount at the loan level. For PCI loans, the difference between contractually required principal and interest payments at the acquisition date and the undiscounted cash flows expected to be collected at the acquisition date is referred to as the “nonaccretable difference”, which includes an estimate of future credit losses expected to be incurred over the life of the loans in each pool. A decrease in the expected cash flows in subsequent periods requires the establishment of an allowance for loan losses at that time. At December 31, 2018 and 2017, the allowance for loan losses on acquired loans was $4.1 million and $3.6 million, respectively.

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

The following table presents the activity in the allowance for loan losses and ratios:

Years ended December 31 (dollars in millions)	2018	2017	2016	2015	2014
Allowance for loan losses on originated loans:
Balance at beginning of period	$230.8	$223.0	$202.9	$188.1	$177.5

Charge-offs:
Commercial:
Commercial real estate	(5.2)	(4.6)	(1.0)	(3.9)	(11.3)
Commercial and industrial	(8.6)	(9.4)	(6.1)	(9.8)	(9.4)
Equipment financing	(5.7)	(3.1)	(6.4)	(6.4)	(1.6)

Total	(19.5)	(17.1)	(13.5)	(20.1)	(22.3)

Retail:
Residential mortgage	(0.8)	(1.1)	(2.5)	(2.5)	(3.6)
Home equity	(1.6)	(4.2)	(5.0)	(4.1)	(5.5)
Other consumer	(0.9)	(1.1)	(1.0)	(1.3)	(2.0)

Total	(3.3)	(6.4)	(8.5)	(7.9)	(11.1)

Total charge-offs	(22.8)	(23.5)	(22.0)	(28.0)	(33.4)

Recoveries:
Commercial:
Commercial real estate	0.9	0.4	0.6	1.1	0.3
Commercial and industrial	1.5	2.9	1.3	1.4	2.2
Equipment financing	1.1	1.3	0.2	2.4	1.1

Total	3.5	4.6	2.1	4.9	3.6

Retail:
Residential mortgage	0.6	0.5	1.4	1.1	1.3
Home equity	1.2	1.0	1.1	0.8	0.5
Other consumer	0.3	0.6	0.5	0.5	0.6

Total	2.1	2.1	3.0	2.4	2.4

Total recoveries	5.6	6.7	5.1	7.3	6.0

Net loan charge-offs	(17.2)	(16.8)	(16.9)	(20.7)	(27.4)
Provision for loan losses	22.7	24.6	37.0	35.5	38.0

Balance at end of period	$236.3	$230.8	$223.0	$202.9	$188.1

Allowance for loan losses on acquired loans:
Balance at beginning of period	$3.6	$6.3	$8.1	$10.2	$10.3

Charge-offs	(8.1)	(4.4)	(1.4)	—	(2.7)
Recoveries	1.3	0.3	—	—	—

Net loan charge-offs	(6.8)	(4.1)	(1.4)	—	(2.7)
Provision for loan losses	7.3	1.4	(0.4)	(2.1)	2.6

Balance at end of period	$4.1	$3.6	$6.3	$8.1	$10.2

Total allowance for loan losses	$240.4	$234.4	$229.3	$211.0	$198.3

Originated commercial allowance for loan losses as a percentage of originated commercial loans	0.93%	0.93%	0.95%	0.90%	0.91%
Originated retail allowance for loan losses as a percentage of originated retail loans	0.36	0.35	0.30	0.28	0.27
Total originated allowance for loan losses as a percentage of:
Originated loans	0.77	0.77	0.77	0.73	0.74
Originated non-performing loans	140.9	155.2	150.6	127.3	95.5

The provision for loan losses on originated loans totaled $22.7 million in 2018, reflecting net loan charge-offs of $17.2 million and a $5.4 million increase in the originated allowance for loan losses in response to portfolio-specific risk factors and loan growth. The provision for loan losses on originated loans totaled $24.6 million in 2017, reflecting net loan charge-offs of $16.8 million and a $12.5 million increase in the originated allowance for loan losses in response to portfolio-specific risk factors and loan growth. The originated allowance for loan losses as a percentage of originated loans was 0.77% at both December 31, 2018 and 2017.

The provision for loan losses on acquired loans in 2018 reflects net loan charge-offs of $6.8 million, while the provision for loan losses on acquired loans in 2017 reflects net loan charge-offs of $4.1 million.

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

The following table summarizes net loan charge-offs by class of loan and total net loan charge-offs to average total loans:

Years ended December 31	2018	2017	2016	2015	2014
Commercial:
Commercial real estate	0.04%	0.04%	0.02%	0.03%	0.15%
Commercial and industrial	0.08	0.08	0.06	0.11	0.11
Equipment financing	0.28	0.17	0.21	0.14	0.02
Retail:
Residential mortgage	—	0.01	0.02	0.03	0.05
Home equity	0.02	0.15	0.19	0.15	0.24
Other consumer	1.27	1.09	0.98	1.64	2.34
Total portfolio	0.07%	0.07%	0.06%	0.08%	0.12%

The following table presents, by class of loan, the allocation of the allowance for loan losses on originated loans and the percent of loans in each class to total loans:

	2018		2017		2016		2015		2014
As of December 31 (dollars in millions)	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio
Commercial:
Commercial real estate	$77.7	32.0%	$77.8	33.6%	$73.7	34.5%	$73.1	35.3%	$63.8	35.4%
Commercial and industrial	83.8	27.1	80.0	27.0	86.4	27.3	80.0	27.3	78.2	27.0
Equipment financing	44.1	12.8	43.3	11.0	38.7	10.2	28.7	10.4	27.6	10.8
Retail:
Residential mortgage	21.7	22.2	20.5	21.7	16.7	20.9	11.2	19.2	9.2	18.5
Home equity	8.3	5.8	8.3	6.5	6.9	7.0	8.9	7.6	8.3	8.1
Other consumer	0.7	0.1	0.9	0.2	0.6	0.1	1.0	0.2	1.0	0.2

Total originated allowance for loan losses	$236.3	100.0%	$230.8	100.0%	$223.0	100.0%	$202.9	100.0%	$188.1	100.0%

The allocation of the allowance for loan losses on originated loans at December 31, 2018 reflects management’s assessment of credit risk and probable loss within each portfolio. This assessment is based on a variety of internal and external factors including, but not limited to, the likelihood and severity of loss, portfolio growth and related risk characteristics, and current economic conditions. With respect to the originated portfolio, an allocation of a portion of the allowance to one loan segment does not preclude its availability to absorb losses in another loan segment. Management believes that the level of the allowance for loan losses at December 31, 2018 is appropriate to cover probable losses.

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

All previously accrued but unpaid interest on non-accrual loans is reversed from interest income in the period in which the accrual of interest is discontinued. Interest payments received on non-accrual loans (including impaired loans) are generally applied as a reduction of principal if future collections are doubtful, although such interest payments may be recognized as income. A loan remains on non-accrual status until the factors that indicated doubtful collectability no longer exist or until a loan is determined to be uncollectible and is charged off against the allowance for loan losses. There were no loans past due 90 days or more and still accruing interest at December 31, 2018 or 2017.

People’s United’s non-performing assets are summarized as follows:

As of December 31 (dollars in millions)	2018	2017	2016	2015	2014
Originated non-performing loans:
Commercial:
Commercial real estate	$33.5	$23.7	$22.3	$30.2	$60.2
Commercial and industrial	38.0	32.6	41.5	44.9	55.8
Equipment financing	42.0	44.3	39.4	27.5	25.4

Total	113.5	100.6	103.2	102.6	141.4

Retail:
Residential mortgage	38.9	32.7	27.4	37.2	37.6
Home equity	15.3	15.4	17.4	19.5	17.9
Other consumer	—	—	—	0.1	0.1

Total	54.2	48.1	44.8	56.8	55.6

Total originated non-performing loans (1)	167.7	148.7	148.0	159.4	197.0

REO:
Commercial	8.7	9.3	4.0	5.5	11.0
Residential	5.5	7.6	8.1	7.1	13.6

Total REO	14.2	16.9	12.1	12.6	24.6

Repossessed assets	3.9	2.5	7.2	9.5	2.5

Total non-performing assets	$185.8	$168.1	$167.3	$181.5	$224.1

Originated non-performing loans as a percentage of originated loans	0.55%	0.49%	0.51%	0.58%	0.77%
Non-performing assets as a percentage of:
Originated loans, REO and repossessed assets	0.61	0.56	0.57	0.66	0.88
Tangible stockholders’ equity and originated allowance for loan losses	4.76	4.81	5.19	6.38	8.24

(1)

Reported net of government guarantees totaling $1.9 million, $3.1 million, $13.1 million, $16.9 million and $17.6 million at December 31, 2018, 2017, 2016, 2015 and 2014, respectively. These government guarantees relate, almost entirely, to guarantees provided by the Small Business Administration as well as selected other Federal agencies and represent the carrying value of the loans that are covered by such guarantees, the extent of which (i.e. full or partial) varies by loan. At December 31, 2018, the principal loan classes to which these government guarantees relate are commercial and industrial loans (87%) and commercial real estate loans (13%).

The table above excludes acquired loans that are (i) accounted for as PCI loans and/or (ii) covered by an FDIC loss-share agreement (“LSA”) which totaled $44.1 million at December 31, 2018; $25.1 million at December 31, 2017; $24.7 million at December 31, 2016; $30.0 million at December 31, 2015; and $103.6 million at December 31, 2014. Such loans otherwise meet People’s United’s definition of a non-performing loan but are excluded because the loans are included in loan pools that are considered performing and/or credit losses are covered by an FDIC LSA. The discounts arising from recording these loans at fair value were due, in part, to credit quality. Accordingly, such loans are generally accounted for on a pool basis and the accretable yield on the pools is being recognized as interest income over the life of the loans based on expected cash flows at the pool level. In addition, the table excludes $6.0 million and $4.7 million of purchased performing loans at December 31, 2018 and 2017, respectively, all of which became non-performing subsequent to acquisition.

Total non-performing assets increased $17.7 million from December 31, 2017 and equaled 0.61% of originated loans, REO and repossessed assets at December 31, 2018. The increase in total non-performing assets from December 31, 2017 primarily reflects increases of $9.8 million in non-performing commercial real estate loans, $6.2 million in non-performing residential mortgage loans and $5.4 million in non-performing commercial and industrial loans, partially offset by decreases of $2.7 million in REO and $2.3 million in non-performing equipment financing loans.

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

In addition to the non-performing loans discussed above, People’s United has also identified $517.0 million in potential problem loans at December 31, 2018 (all of which are included in the originated portfolio). Potential problem loans represent loans that are currently performing, but for which known information about possible credit deterioration on the part of the related borrowers causes management to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms and which may result in the disclosure of such loans as non-performing at some time in the future. The potential problem loans are generally loans that, although performing, have been classified as “substandard” in accordance with People’s United’s loan rating system, which is consistent with guidelines established by banking regulators.

At December 31, 2018, potential problem loans consisted of equipment financing loans ($254.5 million), commercial and industrial loans ($209.5 million) and commercial real estate loans ($53.0 million). Such loans are closely monitored by management and have remained in performing status for a variety of reasons including, but not limited to, delinquency status, borrower payment history and fair value of the underlying collateral. Management cannot predict the extent to which economic conditions may worsen or whether other factors may adversely impact the ability of these borrowers to make payments. Accordingly, there can be no assurance that potential problem loans will not become 90 days or more past due, be placed on non-accrual status, be restructured, or require additional provisions for loan losses.

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

Funding

People’s United’s primary funding sources are deposits and stockholders’ equity, which represent 89% of total assets at December 31, 2018. Borrowings and notes and debentures also are available sources of funding.

Deposits

People’s United’s strategy is to focus on increasing deposits by providing a wide range of convenient services to commercial, retail, business and wealth management customers. People’s United provides customers access to their deposits through 422 branches, including 148 full-service Stop & Shop supermarket branches, 607 ATMs, telephone banking and an Internet banking site.

	2018		2017		2016
As of December 31 (dollars in millions)	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Non-interest-bearing	$8,543.0	—%	$8,002.4	—%	$6,660.8	—%

Money market	9,859.7	1.10	9,138.4	0.60	7,802.2	0.30
Interest-bearing checking	6,723.6	0.90	6,050.7	0.53	6,457.9	0.23

Total	16,583.3	1.04	15,189.1	0.57	14,260.1	0.27

Savings	4,116.5	0.09	4,410.5	0.14	4,397.7	0.14

Time deposits maturing:
Within 3 months	1,480.0	1.66	1,785.3	1.04	1,054.9	0.70
After 3 but within 6 months	1,375.6	1.67	740.5	0.90	852.4	0.75
After 6 months but within 1 year	2,511.5	1.83	1,354.9	1.14	835.2	0.75
After 1 but within 2 years	1,275.5	1.98	1,060.0	1.42	1,256.3	1.09
After 2 but within 3 years	153.5	1.97	358.9	1.73	142.7	1.26
After 3 but within 4 years	102.1	1.63	62.0	1.03	335.1	1.81
After 4 but within 5 years	18.0	1.29	92.6	1.62	65.5	1.03
After 5 years (1)	—	1.01	0.1	0.86	0.1	0.93

Total	6,916.2	1.78	5,454.3	1.17	4,542.2	0.93

Total deposits	$36,159.0	0.83%	$33,056.3	0.47%	$29,860.8	0.29%

(1)	Amount totaled less than $0.1 million at December 31, 2018.

Deposits equaled 75%, 74% and 74% of total assets at December 31, 2018, 2017 and 2016, respectively. Deposits and stockholders’ equity constituted 89%, 89% and 87% of People’s United’s funding base at December 31, 2018, 2017 and 2016, respectively.

The expansion of People’s United’s branch network and its commitment to developing full-service relationships with its customers are integral components of People’s United’s strategy to leverage the success of its supermarket banking initiative, expand market share and continue growing deposits. At December 31, 2018, People’s United’s network of Stop & Shop branches held $4.5 billion in total deposits and deposits in supermarket branches open for more than one year averaged $30 million per store.

Non-interest-bearing deposits are an important source of low-cost funding and fee income for People’s United. In addition, People’s United believes that checking accounts represent one of the core relationships between a financial institution and its customers, and it is from these relationships that cross-selling of other financial services can be achieved. Non-interest-bearing deposits equaled 24%, 24% and 22% of total deposits at December 31, 2018, 2017 and 2016, respectively. Time deposits of $100,000 or more totaled $3.0 billion at December 31, 2018, of which $376 million mature within three months, $558 million mature after three months but within six months, $1.4 billion mature after six months but within one year and $736 million mature after one year. Included in total deposits at December 31, 2018 are $3.6 billion of brokered deposits, comprised of money market ($2.1 billion), time ($1.3 billion) and interest-bearing checking ($138 million). See Note 9 to the Consolidated Financial Statements for additional information concerning deposits.

Total Deposits

As of December 31 (dollars in billions)

The following table presents, by rate category, the remaining period to maturity of time deposits outstanding:

	Period to Maturity from December 31, 2018
(in millions)	Within Three Months	Over Three to Six Months	Over six Months to One Year	Over One to Two Years	Over Two to Three Years	Over Three to Four Years	Over Four to Five Years	Over Five Years	Total
0.50% or less	$217.5	$149.2	$231.0	$72.7	$0.5	$—	$—	$—	$670.9
0.51% to 1.00%	25.0	29.5	39.2	72.7	54.7	24.9	11.0	—	257.0
1.01% to 1.50%	196.2	269.1	17.5	14.4	17.8	6.2	3.8	—	525.0
1.51% to 2.00%	475.1	570.3	1,227.4	520.2	6.6	40.4	0.3	—	2,840.3
2.01% to 2.50%	563.5	354.4	950.7	456.7	12.7	30.4	0.8	—	2,369.2
2.51% and greater	2.7	3.1	45.7	138.8	61.2	0.2	2.1	—	253.8

Total	$1,480.0	$1,375.6	$2,511.5	$1,275.5	$153.5	$102.1	$18.0	$—	$6,916.2

Borrowings

People’s United’s primary source for borrowings are advances from the FHLB of Boston, which provides credit for member institutions within its assigned region, and federal funds purchased, which are typically unsecured overnight loans among banks. Customer repurchase agreements primarily consist of transactions with commercial and municipal customers.

At December 31, 2018, the Bank’s total borrowing capacity from (i) the FHLB of Boston and the FRB-NY for advances and (ii) repurchase agreements was $10.9 billion based on the level of qualifying collateral available for these borrowings. In addition, the Bank had unsecured borrowing capacity of $1.0 billion at that date. FHLB advances are secured by the Bank’s investment in FHLB stock and by a security agreement that requires the Bank to maintain, as collateral, sufficient qualifying assets not otherwise pledged (principally single-family residential mortgage loans, home equity lines of credit and loans, and commercial real estate loans).

At December 31, 2018, total borrowings equaled 8% of total assets, compared to 9% at December 31, 2017 and 10% at December 31, 2016. FHLB advances, federal funds purchased and customer repurchase agreements represented 5%, 2% and 1% of total assets at December 31, 2018, respectively. At December 31, 2017, other borrowings included one remaining securitization assumed in the LEAF acquisition, which was paid without penalty in June 2018. See Note 10 to the Consolidated Financial Statements for additional information concerning borrowings.

	2018		2017		2016
As of December 31 (dollars in millions)	Amount	Weighted Rate	Amount	Weighted Rate	Amount	Weighted Rate
Fixed-rate FHLB advances maturing:
Within 1 month	$2,270.3	2.59%	$1,863.0	1.49%	$2,250.0	0.69%
After 1 month but within 1 year	61.0	1.76	891.5	1.86	550.0	0.77
After 1 but within 2 years	54.2	1.75	—	—	256.1	2.71
After 2 but within 3 years	6.8	2.11	15.1	1.76	—	—
After 3 but within 4 years	1.3	0.52	—	—	—	—
After 4 but within 5 years	0.6	0.05	0.9	0.75	—	—
After 5 years	10.3	1.64	3.9	1.50	5.0	1.34

Total FHLB advances	2,404.5	2.54	2,774.4	1.61	3,061.1	0.87

Federal funds purchased maturing:
Within 1 month	845.0	2.53	820.0	1.47	617.0	0.71

Customer repurchase agreements maturing:
Within 1 month	332.9	0.61	301.6	0.19	343.3	0.19

Other borrowings maturing:
Within 1 year	11.0	2.40	2.4	1.33	35.4	0.55
After 5 years	—	—	205.4	2.58	—	—

Total other borrowings	11.0	2.40	207.8	2.57	35.4	0.55

Total borrowings	$3,593.4	2.36%	$4,103.8	1.53%	$4,056.8	0.79%

Notes and Debentures

Notes and debentures totaled $896 million, $902 million and $1.0 billion at December 31, 2018, 2017 and 2016, respectively, and equaled 2% of total assets at each respective date. On February 14, 2017, the Company repaid the $125 million 5.80% fixed-rate/floating-rate subordinated notes. Concurrent with the repayment, the interest rate swap designated to these subordinated notes matured. See Notes 11 and 21 to the Consolidated Financial Statements for additional information concerning notes and debentures and interest rate swaps.

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

	Payments Due by Period
As of December 31, 2018 (in millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Borrowings	$3,593.4	$3,520.2	$61.0	$1.9	$10.3
Notes and debentures	895.8	—	—	497.7	398.1
Interest payments on fixed-rate borrowings and notes and debentures (1)	170.9	41.8	70.1	50.6	8.4
Operating leases (2)	334.3	65.4	116.5	63.9	88.5
Purchase obligations	228.8	103.5	93.3	30.1	1.9

Total	$5,223.2	$3,730.9	$340.9	$644.2	$507.2

(1)	Interest payments on floating-rate borrowings are not included in the table above as the timing and amount of such payments is uncertain. See Note 10 to the Consolidated Financial Statements.
(2)

Effective January 1, 2019, the Company adopted new lease accounting guidance which requires the recognition of operating lease liabilities in the Consolidated Statement of Condition based on the present value of the remaining minimum lease payments determined using a discount rate as of the effective date (see Note 1 to the Consolidated Financial Statements).

Future contingent commitments totaling $119.7 million at December 31, 2018, related to limited partnership affordable housing investments, are not included in the table above as the timing of the related capital calls cannot be estimated. Similarly, income tax liabilities totaling $5.2 million, including related interest and penalties, are not included in the table above as the timing of their resolution cannot be estimated. See Note 12 to the Consolidated Financial Statements.

Also not included in the table above are expected future net benefit payments related to the Company’s pension and other postretirement plans that are due as follows: $43.1 million in less than one year; $67.6 million in one to three years; $72.0 million in four to five years; and $206.1 million after five years. See Note 17 to the Consolidated Financial Statements.

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

Asset liquidity is provided by: cash; short-term investments and securities purchased under agreements to resell; proceeds from maturities, principal repayments and sales of securities; and proceeds from scheduled principal collections, prepayments and sales of loans. In addition, certain securities may be used to collateralize borrowings under repurchase agreements. The Consolidated Statements of Cash Flows present data on cash provided by and used in People’s United’s operating, investing and financing activities. At December 31, 2018, People’s United (parent company) liquid assets included $292 million in cash and $8 million in equity securities, while the Bank’s liquid assets included $3.1 billion in debt securities available-for-sale and $640 million in cash and cash equivalents. At December 31, 2018, debt securities available-for-sale with a fair value of $2.2 billion and debt securities held-to-maturity with an amortized cost of $1.5 billion were pledged as collateral for public deposits and for other purposes.

Liability liquidity is measured by both People’s United’s and the Bank’s ability to obtain deposits and borrowings at cost-effective rates that are diversified with respect to markets and maturities. Deposits, which are considered the most stable source of liability liquidity, totaled $36.2 billion at December 31, 2018 and represented 77% of total funding (the sum of total deposits, total borrowings, notes and debentures, and stockholders’ equity). Borrowings are used to diversify People’s United’s funding mix and to support asset growth. Borrowings and notes and debentures totaled $3.6 billion and $896 million, respectively, at December 31, 2018, representing 8% and 2%, respectively, of total funding at that date.

The Bank’s current available sources of borrowings include: federal funds purchased, advances from the FHLB of Boston and the FRB-NY, and repurchase agreements. At December 31, 2018, the Bank’s total borrowing capacity from (i) the FHLB of Boston and the FRB-NY for advances and (ii) repurchase agreements was $10.9 billion based on the level of qualifying collateral available for these borrowings. In addition, the Bank had unsecured borrowing capacity of $1.0 billion at that date.

Earning Asset Mix	Funding Base

$42.8 billion as of December 31, 2018 (percent)	$47.2 billion as of December 31, 2018 (percent)

At December 31, 2018, the Bank had outstanding commitments to originate loans totaling $7.9 billion and approved, but unused, lines of credit extended to customers totaling $1.3 billion (including $2.1 billion of HELOCs).

The sources of liquidity discussed above are deemed by management to be sufficient to fund outstanding loan commitments and to meet both People’s United’s and the Bank’s other obligations.

Stockholders’ Equity and Dividends

People’s United’s total stockholders’ equity was $6.53 billion at December 31, 2018, a $714.0 million increase from December 31, 2017. This increase primarily reflects: (i) the issuance of 28.4 million shares of People’s United common stock in the First Connecticut acquisition with a fair value of $486.4 million; (ii) net income in 2018 of $468.1 million; and (iii) net stock option and restricted stock and related transactions in 2018 totaling $48.4 million, partially offset by common and preferred dividends paid in 2018 totaling $257.9 million. As a percentage of total assets, stockholders’ equity was 13.6% at December 31, 2018 compared to 13.1% at December 31, 2017. Tangible common equity as a percentage of tangible assets was 7.6% and 7.2% at December 31, 2018 and December 31, 2017, respectively.

People’s United’s total stockholders’ equity was $5.82 billion at December 31, 2017, a $678.0 million increase from December 31, 2016. This increase primarily reflects: (i) the issuance of 26.6 million shares of People’s United common stock in the Suffolk acquisition with a fair value of $484.8 million; (ii) net income in 2017 of $337.2 million; and (iii) net stock option and restricted stock-related transactions in 2017 totaling $78.3 million, partially offset by common and preferred dividends paid in 2017 totaling $242.0 million. As a percentage of total assets, stockholders’ equity was 13.1% at December 31, 2017 compared to 12.7% at December 31, 2016. Tangible common equity as a percentage of tangible assets was 7.2% at both December 31, 2017 and 2016.

Common dividends declared and paid per common share totaled $0.6975, $0.6875 and $0.6775 for the years ended December 31, 2018, 2017 and 2016, respectively. People’s United’s common dividend payout ratio (common dividends paid as a percentage of net income available to common shareholders) for the years ended December 31, 2018, 2017 and 2016 was 53.7%, 70.6% and 73.7%, respectively. The Company’s Board of Directors declared a quarterly dividend on its common stock of $0.175 per share in January 2019, which was paid on February 15, 2019 to shareholders of record on February 1, 2019.

The Bank paid cash dividends totaling $342 million, $292 million and $271 million to People’s United (parent company) in 2018, 2017 and 2016, respectively, and $104 million in February 2019.

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

For regulatory capital purposes, subordinated note issuances qualify, up to certain limits, as Tier 2 capital for both People’s United’s and the Bank’s Total risk-based capital. Beginning in 2019, and for each of the next four years, the eligible amount of the Bank’s $400 million subordinated notes due 2014 included in Tier 2 capital will be reduced each year by 20%, or $80 million, in accordance with regulatory capital rules.

The following is a summary of People’s United’s and the Bank’s regulatory capital amounts and ratios under the Basel III capital rules. The minimum capital required amounts as of December 31, 2018 are based on the capital conservation buffer phase-in provisions of the Basel III capital rules. In connection with the adoption of the Basel III capital rules, both the Company and the Bank elected to opt-out of the requirement to include most components of AOCL in CET 1 capital. At December 31, 2018, People’s United’s and the Bank’s total risk-weighted assets, as defined, were both $35.9 billion. As discussed in Note 1 to the Consolidated Financial Statements, the Company adopted, effective January 1, 2019, new accounting guidance relating to leases. Upon adoption, the Company recorded (i) operating lease liabilities totaling approximately $269 million and (ii) corresponding right-of-use assets totaling approximately $249 million. This transition adjustment serves to increase risk-weighted assets, resulting in an approximate 5-10 basis point decrease in the risk-based capital ratios of both the Company and the Bank.

	As of December 31, 2018		Minimum Capital Required Basel III Phase-In (2018)		Classification as Well-Capitalized
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Capital (1):
People’s United	$3,927.2	8.7%	$1,806.0	4.0%	N/A	N/A
Bank	4,076.0	9.0	1,805.4	4.0	$2,256.8	5.0%

CET 1 Risk-Based Capital (2):
People’s United	3,683.1	10.3	2,289.3	6.375	N/A	N/A
Bank	4,076.0	11.4	2,287.1	6.375	2,331.9	6.5

Tier 1 Risk-Based Capital (3):
People’s United	3,927.2	10.9	2,827.9	7.875	2,154.6	6.0
Bank	4,076.0	11.4	2,825.2	7.875	2,870.0	8.0

Total Risk-Based Capital (4):
People’s United	4,505.7	12.5	3,546.1	9.875	3,591.0	10.0
Bank	4,719.1	13.2	3,542.7	9.875	3,587.5	10.0

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

See Notes 1 and 14 to the Consolidated Financial Statements for additional information concerning both the Company’s and the Bank’s regulatory capital amounts and ratios.

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

Net Interest Income at Risk Simulation is used to measure the sensitivity of net interest income to changes in market rates over a period of time, such as 12 or 24 months. This simulation captures underlying product behaviors, such as asset and liability re-pricing dates, balloon dates, interest rate indices and spreads, rate caps and floors, as well as other behavioral attributes. The simulation of net interest income also requires a number of key assumptions such as: (i) future balance sheet volume and mix assumptions that are management judgments based on estimates and historical experience; (ii) prepayment projections for loans and securities that are projected under each interest rate scenario using internal and external analytics; (iii) new business loan spreads that are based on recent new business origination experience; and (iv) deposit pricing assumptions that are based on historical experience and management judgment. Combined, these assumptions can be inherently uncertain, and as a result, actual results may differ from simulation forecasts due to the timing, magnitude and frequency of interest rate changes, future business conditions, as well as unanticipated changes in management strategies.

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

The following tables set forth the estimated percent change in the Company’s net interest income at risk over one-year simulation periods beginning December 31, 2018 and 2017. A down 200 basis points scenario has been added to the parallel shock simulation for December 31, 2018.

Parallel Shock Rate Change (basis points)	Estimated Percent Change in Net Interest Income
	2018	2017
+300	7.6%	9.3%
+200	5.3	6.5
+100	2.8	3.4
-100	(3.6)	(4.9)
-200	(9.9)	N/A

Yield Curve Twist Rate Change (basis points)	Estimated Percent Change in Net Interest Income
	2018	2017
Short End -100	(1.7)%	(2.5)%
Short End +100	1.6	1.7
Long End -100	(1.8)	(2.3)
Long End +100	1.3	1.8

The net interest income at risk simulation results indicate that at both December 31, 2018 and 2017, the Company is asset sensitive over the twelve-month forecast horizon (i.e. net interest income will increase if market rates rise). The asset sensitive position at December 31, 2018 primarily reflects: (i) approximately 90% of the Company’s loan portfolio being funded by less rate-sensitive core deposits; (ii) approximately 43% of the Company’s loan portfolio being comprised of Prime Rate and one-month Libor-based loans; and (iii) the repricing of variable-rate loans, the origination of fixed-rate loans and the reinvestment of securities proceeds all over the twelve-month forecast horizon.

The Company’s net interest income at risk exposure in the down rate scenarios has improved since December 31, 2017 primarily due to: (i) slower mortgage-backed security and residential mortgage loan prepayments as a result of higher interest rates; (ii) an increase in deposit pricing elasticity assumptions in the IRR model; and (iii) the benefits from the Company’s ability to lower deposit rates in light of the current rate environment. The acquisition of First Connecticut had minimum impact on the Company’s net interest income at risk exposure. Based on the Company’s IRR position at December 31, 2018, an immediate 100 basis point parallel increase in interest rates translates to an approximate $39 million increase in net interest income on an annualized basis.

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

The following table sets forth the estimated percent change in the Company’s economic value of equity at risk, assuming various instantaneous parallel shocks in interest rates. A down 200 basis points scenario has been added to the parallel shock simulation at December 31, 2018.

Parallel Shock Rate Change (basis points)	Estimated Percent Change in Economic Value of Equity
	2018	2017
+300	(12.0)%	(10.5)%
+200	(7.2)	(5.4)
+100	(2.8)	(1.4)
-100	(1.0)	(2.9)
-200	(6.7)	N/A

The Company’s economic value of equity at risk profile indicates that at December 31, 2018, the Company’s economic value of equity is liability sensitive in a rising rate environment. The increase in liability sensitivity since December 31, 2017 primarily reflects: (i) an increase in mortgage-backed security and residential mortgage loan duration; (ii) a decrease in the modeled weighted average life of non-maturity deposits resulting from higher interest rates; (iii) an increase in deposit pricing elasticity assumptions in the IRR model; and (iv) the addition of First Connecticut’s residential mortgage and commercial real estate loan portfolios.

People’s United’s IRR position at December 31, 2018, as set forth in the net interest income at risk and economic value of equity at risk tables above, reflects an asset sensitive net interest income at risk position and a liability sensitive economic value of equity position. From a net interest income perspective, asset sensitivity over the next 12 months is primarily attributable to the effect of the substantial Prime and Libor-based loan balances that are funded mainly by less rate-sensitive deposits. From an economic value of equity perspective, in a rising rate environment, the Company’s assets are more price sensitive than its liabilities due to slightly longer asset duration, which serves to create a liability sensitive risk position. Given the uncertainty of the magnitude, timing and direction of future interest rate movements and the shape of the yield curve, actual results may vary from those predicted by the Company’s models.

Management has established procedures to be followed in the event of an anticipated or actual breach in policy limits. As of December 31, 2018, there were no breaches of the Company’s internal policy limits with respect to either IRR measure. Management utilizes both interest rate measures in the normal course of measuring and managing IRR and believes that each measure is valuable in understanding the Company’s IRR position.

People’s United uses derivative financial instruments, including interest rate swaps, as components of its market risk management (principally to manage IRR). Certain other derivatives are entered into in connection with transactions with commercial customers. Derivatives are not used for speculative purposes. At December 31, 2018, People’s United used interest rate swaps to manage IRR associated with certain interest-bearing assets and interest-bearing liabilities.

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

Certain of People’s United’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of master netting arrangements and posted collateral). There were no derivative instruments with such credit-related contingent features in a net liability position at December 31, 2018.

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

Derivative Financial Instruments

The following table summarizes certain information concerning derivative financial instruments utilized by People’s United in its management of IRR and foreign currency risk:

	Interest Rate Swaps		Foreign Exchange Contracts
As of December 31, 2018 (dollars in millions)	Cash Flow Hedge	Fair Value Hedge
Notional principal amounts	$210.0	$375.0	$145.2
Weighted average interest rates:
Pay floating (receive fixed)	2.35% (1.72%)	Libor +1.265% (4.00%)	N/A
Weighted average remaining term to maturity (in months)	22	67	1
Fair value:
Recognized as an asset	$—	$—	$0.9
Recognized as a liability	—	—	0.8

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

The following table summarizes certain information concerning these interest rate swaps and caps:

	Interest Rate Swaps		Interest Rate Caps
As of December 31, 2018 (dollars in millions)	Commercial Customers	Institutional Counterparties	Commercial Customers	Institutional Counterparties
Notional principal amounts	$7,455.9	$7,161.3	$329.1	$329.1
Weighted average interest rates:
Pay floating (receive fixed)	2.27% (2.51%)	—	N/A	N/A
Pay fixed (receive floating)	—	2.37% (2.36%)	N/A	N/A
Weighted average strike rate	N/A	N/A	0.53%	0.53%
Weighted average remaining term to maturity (in months)	79	81	28	28
Fair value:
Recognized as an asset	$76.3	$22.6	$0.6	$2.5
Recognized as a liability	102.6	32.4	2.5	0.6

See Notes 21 and 22 to the Consolidated Financial Statements for further information relating to derivatives.

Item 8.	Financial Statements and Supplementary Data

The information required by this item begins on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

People’s United’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of People’s United’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that People’s United’s disclosure controls and procedures are effective, as of December 31, 2018, to ensure that information relating to People’s United, which is required to be disclosed in the reports People’s United files with the SEC under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

During the quarter ended December 31, 2018, there has not been any change in People’s United’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, People’s United’s internal control over financial reporting. People’s United’s Management’s Report on Internal Control Over Financial Reporting appears on page 88 and the related Report of Independent Registered Public Accounting Firm appears on page F-3.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors of the Corporation

The information required by this item appears under the caption “Nominees for Director” in the People’s United Proxy Statement for the 2019 Annual Meeting of Shareholders, to be filed within 120 days of People’s United’s fiscal year end (the “Proxy Statement”) and is herein incorporated by reference.

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

People’s United has adopted a Code of Ethics that applies to its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The text of the Code of Ethics is available on People’s United’s website at www.peoples.com, under “Investor Relations—Governance Documents—Code of Ethics for Senior Financial Officers.”

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

Consolidated Statements of Condition as of December 31, 2018 and 2017

Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016

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

Designation	Description

3.1	Third Amended and Restated Certificate of Incorporation of People’s United Financial, Inc. (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2017)

3.2	Amended Eight Amended and Restated Bylaws of People’s United Financial, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2018)

4.1	Form of Stock Certificate of People’s United Financial, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 13, 2007 (Registration No. 333-138389))

4.2	Indenture, dated as of February 14, 2007, by and between Chittenden Corporation and The Bank of New York Trust Company, N.A. as Trustee (incorporated by reference to Exhibit 4.2 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

4.3	Form of Global Note, registered in the name of Cede & Co. as nominee (February 17, 2007) (incorporated by reference to Exhibit 4.3 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

4.5	Senior Indenture dated as of December 6, 2012 between People’s United Financial, Inc. and The Bank of New York Mellon as Trustee (incorporated by reference to Exhibit 4.5 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013)

Designation	Description

4.6	Form of Global Note, registered in the name of Cede & Co. as nominee (December 6, 2012) (incorporated by reference to Exhibit 4.6 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013)

4.7	Issuing and Paying Agency Agreement dated June 26, 2014 between People’s United Bank as Issuer and Bank of New York Mellon as Agent (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2014)

4.8	Form of Global Subordinated Note, registered in the name of Cede & Co. as nominee (June 26, 2014) (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2014)

10.1*	Form of Change in Control Agreement (Senior Executive Vice Presidents) (incorporated by reference to Exhibit 10.2(c) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

10.2*	People’s United Financial, Inc. Short-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2017)

10.3*	Amended and Restated People’s Bank 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007)

10.4*	People’s United Financial, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010)

10.5*	Form of Stock Option Agreement under 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013)

10.6*	Form of Grant Agreement for Restricted Stock under 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013)

10.7*	People’s United Financial, Inc. Amended and Restated 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2017)

10.7(a)*	Amendment No. 1 to the People’s United Financial, Inc. 2014 Long-Term Incentive Plan, as Amended and Restated, February 16, 2017 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2018)

10.7(b)*	Form of Grant Agreement for Performance Shares under the People’s United Financial, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7(a) to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2017)

10.7(c)*	Form of Grant Agreement for Stock Options under the People’s United Financial, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7(b) to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2017)

Designation	Description

10.7(d)*	Form of Grant Agreement for Stock Options under the People’s United Financial, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7(c) to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2017)

10.7(e)*	Form of Grant Agreement for Restricted Stock under the People’s United Financial, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7(d) to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2017)

10.7(f)*	Form of Grant Agreement for Restricted Stock under the People’s United Financial, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7(e) to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2017)

10.8*	First Amended and Restated People’s United Bank Cap Excess Plan (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.8(a)*	First Amendment to the First Amended and Restated People’s United Bank Cap Excess Plan (incorporated by reference to Exhibit 10.9(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

10.9*	The People’s United Bank Enhanced Senior Pension Plan—First Amendment and Restatement (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.9(a)*	First Amendment to The People’s United Bank Enhanced Senior Pension Plan (incorporated by reference to Exhibit 10.10(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

10.10*	Non-Qualified Pension Trust Agreement, dated as of March 18, 1997, between People’s Bank and Morgan Guaranty Trust Company of New York (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on February 2, 2007 (Registration No. 333-138389))

10.10(a)*	Amendment to People’s Bank Non-Qualified Pension Trust Agreement (incorporated by reference to Exhibit 10.15(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008)

10.10(b)*	Trustee Engagement Agreement (Non-Qualified Pension Plans) dated May 21, 2014 between People’s United Bank and First Bankers Trust Services, Inc. (incorporated by reference to Exhibit 10.11(b) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2015)

10.11*	People’s United Bank, N.A. Nonqualified Savings and Retirement Plan (amended and restated as of January 1, 2016) (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016)

10.12*	People’s Bank Supplemental Savings Plan Non-Qualified Trust Agreement, dated as of July 23, 1998, between People’s Bank and Morgan Guaranty Trust Company of New York (incorporated by reference to Exhibit 10.17 to Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on February 2, 2007 (Registration No. 333-138389))

10.12(a)*	Amendment to People’s Bank Supplemental Savings Plan Non-Qualified Trust Agreement (incorporated by reference to Exhibit 10.17(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008)

10.12(b)*	Trustee Engagement Agreement (Nonqualified Savings and Retirement Plan) dated May 21, 2014 between People’s United Bank and First Bankers Trust Services, Inc. (incorporated by reference to Exhibit 10.13(b) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2015)

Designation	Description

10.13*	People’s United Financial, Inc. Second Amended and Restated Directors’ Equity Compensation Plan (incorporated by reference to Exhibit 10.14 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2014)

10.14*	People’s Bank Change-in-Control Employee Severance Plan (incorporated by reference to Exhibit 10.25 to Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 13, 2007 (Registration No. 333-138389))

10.15*	People’s United Financial, Inc. 2007 Recognition and Retention Plan (amended) (incorporated by reference to Exhibit 10.26 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2008)

10.15(a)*	Form of Grant Agreement for Restricted Stock under 2007 Recognition and Retention Plan (incorporated by reference to Exhibit 10.16(d) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

10.16*	People’s United Financial, Inc. 2007 Stock Option Plan (amended) (incorporated by reference to Exhibit 10.27 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2008)

10.16(a)*	Form of Grant Agreement for Stock Options under 2007 Stock Option Plan (incorporated by reference to Exhibit 10.17(d) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

10.17*	Chittenden Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.28 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.17(a)*	Amendment No. 1 to the Chittenden Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.28(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.17(b)*	Amendment No. 2 to the Chittenden Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.18(b) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

10.17(c)*	Amendment No. 3 to the Chittenden Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.18(c) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

10.18*	The Chittenden Corporation Supplemental Executive Savings Plan (incorporated by reference to Exhibit 10.30 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.18(a)*	Amendment No. 1 to the Chittenden Corporation Supplemental Executive Savings Plan (incorporated by reference to Exhibit 10.30(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.18(b)*	Amendment No. 2 to the Chittenden Corporation Supplemental Executive Savings Plan (incorporated by reference to Exhibit 10.19(b) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

10.19*	Purchase and Assumption Agreement dated as of April 16, 2010 among Federal Deposit Insurance Corporation as Receiver of Butler Bank, Federal Deposit Insurance Corporation, and People’s United Bank (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2010)

Designation	Description

21	Subsidiaries

23	Consent of KPMG LLP

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

99.1	Impact of Inflation

101.1	The following financial information from People’s United Financial, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 formatted in XBRL: (i) Consolidated Statements of Condition as of December 31, 2018 and 2017; (ii) Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2018, 2017 and 2016; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, People’s United Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLE’S UNITED FINANCIAL, INC.

Date: March 1, 2019	By:	/s/ John P. Barnes
John P. Barnes
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of People’s United Financial, Inc. and in the capacities and on the dates indicated.

Date: March 1, 2019	By:	/s/ John P. Barnes
John P. Barnes
Chairman, Chief Executive Officer and
Director (Principal Executive Officer)

Date: March 1, 2019	By:	/s/ R. David Rosato
R. David Rosato
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: March 1, 2019	By:	/s/ Jeffrey A. Hoyt
Jeffrey A. Hoyt
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Date: March 1, 2019	By:	/s/ Collin P. Baron
Collin P. Baron
Director

Date: March 1, 2019	By:	/s/ Kevin T. Bottomley
Kevin T. Bottomley
Director

Date: March 1, 2019	By:	/s/ George P. Carter
George P. Carter
Lead Director

Date: March 1, 2019	By:	/s/ Jane Chwick
Jane Chwick
Director

Date: March 1, 2019	By:	/s/ William F. Cruger, Jr.
William F. Cruger, Jr.
Director

Date: March 1, 2019	By:	/s/ John K. Dwight
John K. Dwight
Director

Date: March 1, 2019	By:	/s/ Jerry Franklin
Jerry Franklin
Director

Date: March 1, 2019	By:	/s/ Janet M. Hansen
Janet M. Hansen
Director

Date: March 1, 2019	By:	/s/ Nancy McAllister
Nancy McAllister
Director

Date: March 1, 2019	By:	/s/ Mark W. Richards
Mark W. Richards
Director

Date: March 1, 2019	By:	/s/ Kirk W. Walters
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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining effective internal control over financial reporting for People’s United Financial, Inc. (the Company). Management maintains a system of internal control over financial reporting, including an internal audit function, which is designed to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, transactions are properly authorized, and that accounting records are reliable for the preparation of financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that internal control over financial reporting may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management has concluded that People’s United Financial, Inc. maintained effective internal control over financial reporting as of December 31, 2018, based on criteria in Internal Control – Integrated Framework (2013) issued by COSO.

People’s United Financial, Inc. acquired First Connecticut Bancorp, Inc. (First Connecticut) effective October 1, 2018. Management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting, as of December 31, 2018, First Connecticut’s internal control over financial reporting associated with acquired assets of approximately $3.0 billion and total interest and non-interest income of approximately $32 million included in the consolidated financial statements of People’s United Financial, Inc. as of and for the year ended December 31, 2018.

/s/ John P. Barnes	/s/ R. David Rosato
John P. Barnes	R. David Rosato
Chairman and Chief Executive Officer	Senior Executive Vice President and Chief Financial Officer

Date: March 1, 2019

People’s United Financial, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

People’s United Financial, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of condition of People’s United Financial, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission”, and our report dated March 1, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

March 1, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

People’s United Financial, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited People’s United Financial Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of condition of the Company as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and related notes (collectively, the consolidated financial statements), and our report dated March 1, 2019 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired First Connecticut Bancorp, Inc. (First Connecticut) effective October 1, 2018. Management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting, as of December 31, 2018, First Connecticut’s internal control over financial reporting associated with acquired assets of approximately $3.0 billion and total interest and non-interest income of approximately $32 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2018. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of First Connecticut.

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

/s/ KPMG LLP

Stamford, Connecticut

March 1, 2019

People’s United Financial, Inc. and Subsidiaries

Consolidated Statements of Condition

As of December 31 (in millions)	2018	2017
Assets
Cash and due from banks	$665.7	$505.1
Short-term investments	266.3	377.5

Total cash and cash equivalents (note 3)	932.0	882.6

Securities (note 4):
Trading debt securities, at fair value	8.4	8.2
Equity securities, at fair value	8.1	8.7
Debt securities available-for-sale, at fair value	3,121.0	3,125.3
Debt securities held-to-maturity, at amortized cost (fair value of $3.78 billion and $3.63 billion)	3,792.3	3,588.1
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	303.4	312.3

Total securities	7,233.2	7,042.6

Loans held-for-sale (note 5)	19.5	16.6

Loans (note 5):
Commercial real estate	11,649.6	11,068.7
Commercial and industrial	9,088.9	8,731.1
Equipment financing	4,339.2	3,905.4

Total Commercial Portfolio	25,077.7	23,705.2

Residential mortgage	8,154.2	6,805.7
Home equity and other consumer	2,009.5	2,064.4

Total Retail Portfolio	10,163.7	8,870.1

Total loans	35,241.4	32,575.3
Less allowance for loan losses	(240.4)	(234.4)

Total loans, net	35,001.0	32,340.9

Goodwill (notes 2 and 6)	2,685.7	2,411.4
Bank-owned life insurance	467.0	405.0
Premises and equipment, net (note 7)	267.3	253.0
Other acquisition-related intangible assets (notes 2 and 6)	180.0	148.6
Other assets (notes 8 and 21)	1,091.6	952.7

Total assets	$47,877.3	$44,453.4

Liabilities
Deposits (note 9):
Non-interest-bearing	$8,543.0	$8,002.4
Savings	4,116.5	4,410.5
Interest-bearing checking and money market	16,583.3	15,189.1
Time	6,916.2	5,454.3

Total deposits	36,159.0	33,056.3

Borrowings (note 10):
Federal Home Loan Bank advances	2,404.5	2,774.4
Federal funds purchased	845.0	820.0
Customer repurchase agreements	332.9	301.6
Other borrowings	11.0	207.8

Total borrowings	3,593.4	4,103.8

Notes and debentures (note 11)	895.8	901.6
Other liabilities (notes 8 and 21)	695.2	571.8

Total liabilities	41,343.4	38,633.5

Commitments and contingencies (notes 20 and 21)

Stockholders’ Equity (notes 2, 13, 16, 17 and 18)
Preferred stock ($0.01 par value; 50.0 million shares authorized; 10.0 million shares issued and outstanding at both dates)	244.1	244.1
Common stock ($0.01 par value; 1.95 billion shares authorized; 466.3 million shares and 435.6 million shares issued)	4.7	4.4
Additional paid-in capital	6,549.3	6,012.3
Retained earnings	1,284.8	1,040.2
Unallocated common stock of Employee Stock Ownership Plan, at cost (6.3 million shares and 6.6 million shares)	(130.1)	(137.3)
Accumulated other comprehensive loss	(256.8)	(181.7)
Treasury stock, at cost (89.0 million shares at both dates)	(1,162.1)	(1,162.1)

Total stockholders’ equity	6,533.9	5,819.9

Total liabilities and stockholders’ equity	$47,877.3	$44,453.4

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc. and Subsidiaries

Consolidated Statements of Income

Years ended December 31 (in millions, except per common share data)	2018	2017	2016
Interest and dividend income:
Commercial real estate	$463.4	$405.7	$344.6
Commercial and industrial	365.7	298.8	255.0
Equipment financing	212.3	152.1	130.9
Residential mortgage	236.2	207.5	180.4
Home equity and other consumer	88.6	80.0	73.5

Total interest on loans	1,366.2	1,144.1	984.4
Securities	184.2	153.7	140.3
Short-term investments	5.0	3.7	1.5
Loans held-for-sale	0.9	0.9	1.1

Total interest and dividend income	1,556.3	1,302.4	1,127.3

Interest expense:
Deposits (note 9)	216.1	130.7	100.9
Borrowings (note 10)	70.9	41.3	22.8
Notes and debentures	33.3	29.9	31.4

Total interest expense	320.3	201.9	155.1

Net interest income	1,236.0	1,100.5	972.2
Provision for loan losses (note 5)	30.0	26.0	36.6

Net interest income after provision for loan losses	1,206.0	1,074.5	935.6

Non-interest income:
Bank service charges	99.9	98.5	98.0
Investment management fees	68.7	66.5	48.3
Operating lease income	44.9	43.8	41.2
Commercial banking lending fees	37.3	35.5	31.6
Insurance revenue	34.6	33.2	32.9
Cash management fees	27.1	26.1	25.0
Brokerage commissions	12.8	12.1	12.2
Net security losses (note 4)	(9.8)	(25.4)	(5.9)
Other non-interest income	50.9	62.6	59.4

Total non-interest income	366.4	352.9	342.7

Non-interest expense:
Compensation and benefits (notes 1, 17 and 18)	562.9	522.7	464.1
Occupancy and equipment (notes 7 and 20)	168.2	159.6	150.4
Professional and outside services	77.6	81.5	67.8
Regulatory assessments	37.9	41.7	37.5
Operating lease expense	36.4	35.2	36.3
Amortization of other acquisition-related intangible assets (note 6)	21.8	30.0	23.6
Other non-interest expense (note 1)	91.3	89.6	89.1

Total non-interest expense	996.1	960.3	868.8

Income before income tax expense	576.3	467.1	409.5
Income tax expense (note 12)	108.2	129.9	128.5

Net income	468.1	337.2	281.0
Preferred stock dividend	14.1	14.1	1.8

Net income available to common shareholders	$454.0	$323.1	$279.2

Earnings per common share (note 15):
Basic	$1.30	$0.98	$0.92
Diluted	1.29	0.97	0.92

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Years ended December 31 (in millions)	2018	2017	2016
Net income	$468.1	$337.2	$281.0

Other comprehensive (loss) income, before tax:
Net actuarial gains and losses on pension and other postretirement plans:
Net actuarial loss arising during the year	(32.6)	(5.5)	(15.5)
Reclassification adjustment for net actuarial loss included in net income	8.6	9.3	7.2

Net actuarial (losses) gains	(24.0)	3.8	(8.3)

Prior service credit on pension and other postretirement plans:
Reclassification adjustment for prior service credit included in net income	(0.3)	(0.8)	(0.8)

Net actuarial (losses) gains and prior service credit	(24.3)	3.0	(9.1)

Net unrealized gains and losses on securities available-for-sale:
Net unrealized holding losses arising during the year	(38.3)	(8.6)	(29.0)
Reclassification adjustment for net realized losses included in net income	9.9	25.4	5.9

Net unrealized (losses) gains	(28.4)	16.8	(23.1)

Net unrealized gains and losses on securities transferred to held-to-maturity:
Reclassification adjustment for amortization of unrealized losses on securities transferred to held-to-maturity included in net income	3.9	3.7	3.3

Net unrealized gains	3.9	3.7	3.3

Net unrealized gains and losses on derivatives accounted for as cash flow hedges:
Net unrealized losses arising during the year	(1.7)	(1.0)	(0.2)
Reclassification adjustment for net realized losses (gains) included in net income	0.5	(0.9)	0.7

Net unrealized (losses) gains	(1.2)	(1.9)	0.5

Other comprehensive (loss) income, before tax	(50.0)	21.6	(28.4)
Deferred income tax benefit (expense) related to other comprehensive (loss) income	12.2	(8.3)	10.6

Total other comprehensive (loss) income, net of tax (note 16)	(37.8)	13.3	(17.8)

Total comprehensive income	$430.3	$350.5	$263.2

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(in millions, except per common share data)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallocated ESOP Common Stock	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2015	$—	$3.9	$5,337.7	$880.8	$(151.8)	$(177.2)	$(1,161.8)	$4,731.6
Proceeds from issuance of preferred stock, net	244.1	—	—	—	—	—	—	244.1
Net income	—	—	—	281.0	—	—	—	281.0
Total other comprehensive loss, net of tax (note 16)	—	—	—	—	—	(17.8)	—	(17.8)
Cash dividends on common stock ($0.6775 per share)	—	—	—	(205.7)	—	—	—	(205.7)
Cash dividend on preferred stock	—	—	—	(1.8)	—	—	—	(1.8)
Restricted stock and performance-based share awards	—	—	9.7	0.1	—	—	(0.2)	9.6
Employee Stock Ownership Plan common stock committed to be released (note 17)	—	—	—	(1.7)	7.2	—	—	5.5
Common stock repurchased and retired upon vesting of restricted stock awards (note 18)	—	—	—	(3.4)	—	—	—	(3.4)
Stock options and related tax benefits	—	0.1	98.7	—	—	—	—	98.8

Balance at December 31, 2016	244.1	4.0	5,446.1	949.3	(144.6)	(195.0)	(1,162.0)	5,141.9
Net income	—	—	—	337.2	—	—	—	337.2
Total other comprehensive income, net of tax (note 16)	—	—	—	—	—	13.3	—	13.3
Common stock issued in Suffolk Bancorp acquisition (note 2)	—	0.2	484.6	—	—	—	—	484.8
Cash dividends on common stock ($0.6875 per share)	—	—	—	(227.9)	—	—	—	(227.9)
Cash dividends on preferred stock	—	—	—	(14.1)	—	—	—	(14.1)
Restricted stock and performance-based share awards	—	—	14.3	—	—	—	(0.1)	14.2
Employee Stock Ownership Plan common stock committed to be released (note 17)	—	—	—	(0.9)	7.3	—	—	6.4
Common stock repurchased and retired upon vesting of restricted stock awards (note 18)	—	—	—	(3.4)	—	—	—	(3.4)
Stock options exercised	—	0.2	67.3	—	—	—	—	67.5

Balance at December 31, 2017	244.1	4.4	6,012.3	1,040.2	(137.3)	(181.7)	(1,162.1)	5,819.9
Net income	—	—	—	468.1	—	—	—	468.1
Total other comprehensive loss, net of tax (note 16)	—	—	—	—	—	(37.8)	—	(37.8)
Common stock issued in First Connecticut acquisition (note 2)	—	0.3	486.1	—	—	—	—	486.4
Cash dividends on common stock ($0.6975 per share)	—	—	—	(243.8)	—	—	—	(243.8)
Cash dividends on preferred stock	—	—	—	(14.1)	—	—	—	(14.1)
Restricted stock and performance-based share awards	—	—	17.9	—	—	—	—	17.9
Employee Stock Ownership Plan common stock committed to be released (note 17)	—	—	—	(1.0)	7.2	—	—	6.2
Common stock repurchased and retired upon vesting of restricted stock awards (note 18)	—	—	—	(2.5)	—	—	—	(2.5)
Stock options exercised	—	—	33.0	—	—	—	—	33.0
Transition adjustments related to adoption of new accounting standards (notes 1 and 16)	—	—	—	37.9	—	(37.3)	—	0.6

Balance at December 31, 2018	$244.1	$4.7	$6,549.3	$1,284.8	$(130.1)	$(256.8)	$(1,162.1)	$6,533.9

See accompanying notes to consolidated financial statements.

People’s United Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years ended December 31 (in millions)	2018	2017	2016
Cash Flows from Operating Activities:
Net income	$468.1	$337.2	$281.0
Adjustments to reconcile net income to net cash provided by operating activities:
Expense related to operating leases	36.4	35.2	36.3
Depreciation and amortization of premises and equipment	36.3	39.1	36.9
Provision for loan losses	30.0	26.0	36.6
Expense related to share-based awards	22.4	19.8	15.2
Amortization of other acquisition-related intangible assets	21.8	30.0	23.6
Employee Stock Option Plan common stock committed to be released	6.2	6.4	5.5
Deferred income tax expense	1.9	25.8	3.7
Net gains on sales of residential mortgage loans	(1.2)	(3.2)	(6.3)
Net gains on sales of acquired loans	(1.8)	(2.4)	—
Net security losses	9.8	25.4	5.9
Originations of loans held-for-sale	(188.2)	(261.8)	(427.8)
Proceeds from sales of loans held-for-sale	186.5	287.7	429.3
Net increase in trading debt securities	(0.2)	(1.4)	(0.1)
Excess income tax benefits from stock options exercised	1.3	1.1	—
Net changes in other assets and other liabilities	(40.0)	38.1	(103.8)

Net cash provided by operating activities	589.3	603.0	336.0

Cash Flows from Investing Activities:
Proceeds from sales of equity securities	2.3	—	—
Proceeds from principal repayments and maturities of debt securities available-for-sale	465.5	562.6	925.0
Proceeds from sales of debt securities available-for-sale	313.8	1,305.5	647.2
Proceeds from principal repayments and maturities of debt securities held-to-maturity	185.3	120.9	117.3
Purchases of debt securities available-for-sale	(726.8)	(603.3)	(1,486.0)
Purchases of debt securities held-to-maturity	(407.4)	(1,580.4)	(513.1)
Net redemptions (purchases) of Federal Home Loan Bank stock	17.2	27.1	(1.0)
Net purchases of Federal Reserve Bank stock	(8.3)	(20.8)	(9.4)
Proceeds from sales of loans	22.3	38.7	3.5
Net principal collections (disbursements) of loans	244.8	(538.7)	(1,260.2)
Purchases of loans	(37.5)	(17.7)	(93.5)
Purchases of premises and equipment	(28.3)	(4.8)	(23.6)
Purchases of leased equipment, net	(59.6)	(24.2)	(18.8)
Proceeds from sales of real estate owned	9.1	10.0	16.8
Return of premiums on bank-owned life insurance, net	1.0	2.7	2.2
Net cash acquired (paid) in acquisitions	6.2	28.9	(59.8)

Net cash used in investing activities	(0.4)	(693.5)	(1,753.4)

Cash Flows from Financing Activities:
Net increase in deposits	696.6	1,343.1	1,443.4
Net decrease in borrowings with terms of three months or less	(525.7)	(293.8)	(247.7)
Repayments of borrowings with terms of more than three months	(476.7)	(380.7)	(0.2)
Repayments of notes and debentures	—	(125.0)	—
Proceeds from issuance of preferred stock, net	—	—	244.1
Cash dividends paid on common stock	(243.8)	(227.9)	(205.7)
Cash dividends paid on preferred stock	(14.1)	(14.1)	(1.8)
Repurchases of common stock	(2.5)	(3.4)	(3.4)
Proceeds from stock options exercised	27.9	61.8	87.9
Contingent consideration payments	(1.2)	(1.0)	(0.4)

Net cash (used in) provided by financing activities	(539.5)	359.0	1,316.2

Net increase (decrease) in cash, cash equivalents and restricted cash	49.4	268.5	(101.2)
Cash, cash equivalents and restricted cash at beginning of year	882.6	614.1	715.3

Cash, cash equivalents and restricted cash at end of year	$932.0	$882.6	$614.1

Supplemental Information:
Interest payments	$312.3	$195.9	$153.2
Income tax payments	45.6	112.9	113.3
Real estate properties acquired by foreclosure	7.7	17.2	19.4
Unsettled purchases of securities	4.0	—	5.0
Assets acquired and liabilities assumed in acquisitions (note 2):
Non-cash assets, excluding goodwill and other acquisition-related intangibles	3,173.6	2,642.1	—
Liabilities	2,965.1	2,634.1	—
Common stock issued in acquisitions	486.4	484.8	—

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

Securities

Marketable debt securities (other than those reported as short-term investments) are classified as either trading debt securities, held-to-maturity debt securities or available-for-sale debt securities. Management determines the classification of a security at the time of its purchase and reevaluates such classification at each balance sheet date.

Debt securities purchased for sale in the near term as well as those securities held by PSI (in accordance with the requirements for a broker-dealer) are classified as trading debt securities and reported at fair value with gains and losses reported in non-interest income.

Debt securities for which People’s United has the intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. All other debt securities are classified as available-for-sale and reported at fair value with unrealized gains and losses reported on an after-tax basis in stockholders’ equity as a component of accumulated other comprehensive income (loss) (“AOCL”). Premiums (discounts) are amortized (accreted) to interest income for debt securities, using the interest method over the remaining period to contractual maturity, adjusted for the effect of actual prepayments in the case of mortgage-backed and collateralized mortgage obligation (“CMO”) securities.

Security transactions are recorded on the trade date. Realized gains and losses are determined using the specific identification method and reported in non-interest income.

Debt securities transferred from available-for-sale to held-to-maturity are recorded at fair value at the date of transfer. The unrealized pre-tax gain or loss resulting from the difference between fair value and amortized cost at the transfer date becomes part of the new amortized cost basis of the securities and remains in AOCL. Such unrealized gains or losses are amortized to interest income as an adjustment to yield over the remaining life of the securities, offset by the amortization (accretion) of the premium (discount) resulting from the transfer at fair value, with no effect to net income.

Management conducts a periodic review and evaluation of the debt securities portfolio to determine if the decline in fair value of any security is deemed to be other-than-temporary. Other-than-temporary impairment losses are recognized on debt securities when: (i) People’s United has an intention to sell the security; (ii) it is more likely than not that People’s United will be required to sell the security prior to recovery; or (iii) People’s United does not expect to recover the entire amortized cost basis of the security. Other-than-temporary impairment losses on debt securities are reflected in earnings as realized losses to the extent the impairment is related to credit losses of the issuer. The amount of the impairment related to other factors is recognized in other comprehensive income. Management has the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time People’s United expects to receive full value for the securities.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Both Federal Home Loan Bank (“FHLB”) stock and FRB-NY stock are non-marketable equity securities and are, therefore, reported at their respective costs, which equals par value (the amount at which shares have been redeemed in the past). These investments are periodically evaluated for impairment based on, among other things, the capital adequacy of the applicable FHLB or the FRB-NY and their overall financial condition. Equity securities are reported at fair value with gains and losses reported in non-interest income.

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

Notes to Consolidated Financial Statements

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

All previously accrued but unpaid interest on non-accrual loans is reversed from interest income in the period in which the accrual of interest is discontinued. Interest payments received on non-accrual loans (including impaired loans) are generally applied as a reduction of principal if future collections are doubtful, although such interest payments may be recognized as income. A loan remains on non-accrual status until the factors that indicated doubtful collectability no longer exist or until a loan is determined to be uncollectible and is charged off against the allowance for loan losses. There were no loans past due 90 days or more and still accruing interest at December 31, 2018, 2017 or 2016.

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

Subsequent to acquisition, actual cash collections are monitored relative to management’s expectations and revised cash flow forecasts are prepared, as warranted. These revised forecasts involve updates, as necessary, of the key assumptions and estimates used in the initial estimate of fair value. Generally speaking, expected cash flows are affected by:

•

Changes in the expected principal and interest payments over the estimated life — Updates to changes in expected cash flows are driven by the credit outlook and actions taken with borrowers. Changes in expected future cash flows resulting from loan modifications are included in the assessment of expected cash flows;

•	Changes in prepayment assumptions — Prepayments affect the estimated life of the loans which may change the amount of interest income, and possibly principal, expected to be collected; and

•	Changes in interest rate indices for variable rate loans — Expected future cash flows are based, as applicable, on the variable rates in effect at the time of the assessment of expected cash flows.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

In establishing the allowance for loan losses for larger-balance non-homogeneous loans, the Company also gives consideration to certain qualitative factors, including the macroeconomic environment and any potential imprecision inherent in its loan loss model that may result from having limited historical loan loss data which, in turn, may result in inaccurate probability of default and loss-given-default estimates. In this manner, historical portfolio experience, as described above, is not adjusted and the allowance for loan losses always includes a component attributable to qualitative factors, the degree of which may change from period to period as such qualitative factors indicate improving or worsening trends. The Company evaluates the qualitative factors on a quarterly basis in order to conclude that they continue to be appropriate. There were no significant changes in our approach to determining the qualitative component of the related allowance for loan losses during 2018.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In establishing the allowance for loan losses for smaller-balance, homogeneous loans, the amount reflecting the Company’s consideration of qualitative factors is added to the amount attributable to historical portfolio loss experience. In this manner, historical charge-off data (whether periods or amounts) is not adjusted and the allowance for loan losses always includes a component attributable to qualitative factors, the degree of which may change from period to period as such qualitative factors indicate improving or worsening trends. The Company evaluates the qualitative factors on a quarterly basis in order to conclude that they continue to be appropriate. There were no significant changes in our approach to determining the qualitative component of the related allowance for loan losses during 2018.

Individually Impaired Loans. The allowance for loan losses also includes specific allowances for individually impaired loans. Generally, the Company’s impaired loans consist of (i) classified commercial loans equal to or greater than $1 million that have been placed on non-accrual status and (ii) loans classified as TDRs equal to or greater than $500,000. Individually impaired loans are measured based upon observable market prices; the present value of expected future cash flows discounted at the loan’s original effective interest rate; or, in the case of collateral dependent loans, fair value of the collateral (based on appraisals and other market information) less cost to sell. If the recorded investment in a loan exceeds the amount measured as described in the preceding sentence, a specific allowance for loan losses would be established as a component of the overall allowance for loan losses or, in the case of a collateral dependent loan, a charge-off would be recorded for the difference between the loan’s recorded investment and management’s estimate of the fair value of the collateral (less cost to sell). It would be rare for the Company to identify a loan that meets the criteria stated above and requires a specific allowance or a charge-off and not deem it impaired solely as a result of the existence of a guarantee.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

People’s United did not change its methodologies with respect to determining the allowance for loan losses during 2018. As part of its ongoing assessment of the allowance for loan losses, People’s United regularly makes refinements to certain underlying assumptions used in its methodologies. However, such refinements did not have a material impact on the allowance for loan losses or the provision for loan losses as of or for the year ended December 31, 2018.

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

Revenue from Contracts with Customers

The Company earns revenue from a variety of sources. For revenue streams other than (i) net interest income and (ii) other revenues associated with financial assets and financial liabilities, including loans, leases, securities and derivatives, the Company generally applies the following steps with respect to revenue recognition: (i) identify the contract; (ii) identify the performance obligation; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation; and (v) recognize revenue when the performance obligation is satisfied. The Company’s contracts with customers are generally short-term in nature, typically due within one year or less, or cancellable by the Company or the customer upon a short notice period. Performance obligations for customer contracts are generally satisfied at a single point in time, typically when the transaction is complete, or over time. For performance obligations satisfied over time, the value of the products/services transferred to the customer are evaluated to determine when, and to what degree, performance obligations have been satisfied. Payments from customers are typically received, and revenue recognized, concurrent with the satisfaction of our performance obligations. In most cases, this occurs within a single financial reporting period. For payments received in advance of the satisfaction of our performance obligations, revenue recognition is deferred until such time the performance obligations have been satisfied. In cases where a payment has not been received despite satisfaction of our performance obligations, an estimate of the amount due is accrued in the period our performance obligations have been satisfied. For contracts with variable components, amounts for which collection is probable are accrued.

The following summarizes the Company’s performance obligations for the more significant recurring revenue streams included in non-interest income:

Service charges and fees on deposit accounts — Service charges and fees on deposit accounts consist of monthly account maintenance and other related fees (bank service charges) as well as cash management fees, which are earned for services related to payment processing, overdrafts, non-sufficient funds and other deposit account activity. The Company’s performance obligation for monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Other deposit account related fees, including overdraft charges and cash management fees, are largely transactional-based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts.

Card-based and other non-deposit fees — Card-based and other non-deposit fees are comprised, primarily, of debit and credit card income and ATM fees as well as certain commercial banking lending fees. Debit and credit card income is primarily comprised of interchange fees earned whenever the Company’s debit and credit cards are processed through card payment networks. ATM fees and commercial banking lending fees are largely transactional-based and, therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time. Payment is typically received immediately or in the following month.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Investment management fees — Investment management income is primarily comprised of fees earned from the management and administration of trusts and other customer assets. The Company’s performance obligation is generally satisfied over time and the resulting fees are recognized monthly, based upon the month-end market value of the assets under management and the applicable fee rate. Payment is generally received a few days after month end through a direct charge to customers’ accounts. The Company’s performance obligation for these transactional-based services is generally satisfied, and the related revenue recognized, at a point in time (i.e. as incurred). Payment is received shortly after services are rendered.

Insurance commissions and fees — The Company’s insurance revenue, which represents commissions earned for performing broker- and agency-related services, has two distinct performance obligations. The first performance obligation is the selling of the policy as an agent for the carrier. This performance obligation is satisfied upon binding of the policy. The second performance obligation is the ongoing servicing of the policy which is satisfied over the life of the policy. For employee benefits, the payment is typically received monthly. For property and casualty, payments can vary but are typically received at, or in advance of, the policy period.

Brokerage commissions and fees — Brokerage commissions and fees primarily relate to investment advisory and brokerage activities as well as the sale of mutual funds and annuities. The Company’s performance obligation for investment advisory services is generally satisfied, and the related revenue recognized, over the period in which the services are provided. Fees earned for brokerage activities, such as facilitating securities transactions, are generally recognized at the time of transaction execution. The performance obligation for mutual fund and annuity sales is satisfied upon sale of the underlying investment, and therefore, the related revenue is primarily recognized at the time of sale. Payment for these services is typically received immediately or in advance of the service.

The revenue streams noted above represent approximately $270 million (or 74%) of total non-interest income for the year ended December 31, 2018. Of this amount, approximately 40% is allocated to the Commercial Banking operating segment and 30% is allocated to each of the Retail Banking and Wealth Management operating segments.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Premises and Equipment

Premises and equipment are reported at cost less accumulated depreciation and amortization, except for land, which is reported at cost. Buildings, data processing and other equipment, computer software, furniture and fixtures are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the remaining lease term, the estimated useful life of the improvements or 10 years. Capitalized software development costs are amortized on a straight-line basis over the estimated useful life of the software. Generally, the estimated useful lives are as follows: buildings — 40 years; data processing and other equipment — 3 to 5 years; computer software — 3 to 5 years; and furniture and fixtures — 10 years.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Entities have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of such events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the entity is not required to perform the quantitative impairment test as described below.

The quantitative test is used to identify potential impairment, and involves comparing each reporting unit’s estimated fair value to its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill is not deemed to be impaired. Should the carrying amount of the reporting unit exceed its estimated fair value, an impairment loss shall be recognized in an amount equal to that excess, not to exceed the carrying amount of goodwill. At this time, none of the Company’s identified reporting units are at risk of failing the quantitative goodwill impairment test.

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

In conducting its 2018 and 2016 goodwill impairment evaluations (as of the annual October 1st evaluation date), People’s United elected to perform the optional qualitative assessment for all three reporting units. In 2017, People’s United elected to perform the optional qualitative assessment for both the Commercial Banking and Retail Banking reporting units and, upon doing so, concluded that performance of the quantitative impairment test was not required. The quantitative impairment test was elected for purposes of the 2017 goodwill impairment evaluation for the Wealth Management reporting unit as a result of the acquisition of Gerstein, Fisher & Associates, Inc. (“Gerstein Fisher”), which occurred subsequent to performance of the Company’s 2016 impairment analysis (see Note 2).

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Notes to Consolidated Financial Statements

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Balance Sheet Offsetting

Assets and liabilities relating to certain financial instruments, including derivatives, may be eligible for offset in the Consolidated Statements of Condition and/or subject to enforceable master netting arrangements or similar agreements. People’s United’s derivative transactions with institutional counterparties are generally executed under International Swaps and Derivative Association (“ISDA”) master agreements, which include “right of set-off” provisions that provide for a single net settlement of all interest rate swap positions, as well as collateral, in the event of default on, or the termination of, any one contract. Nonetheless, the Company does not, except as discussed in Note 22, offset asset and liabilities under such arrangements in the Consolidated Statements of Condition.

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

The three levels within the fair value hierarchy are as follows:

•

Level 1 — Unadjusted quoted market prices for identical assets or liabilities in active markets that the entity has the ability to access at the measurement date (such as active exchange-traded equity securities or mutual funds and certain U.S. and government agency debt securities).

•	Level 2 — Observable inputs other than quoted prices included in Level 1, such as:

•	quoted prices for similar assets or liabilities in active markets (such as U.S. agency and GSE issued mortgage-backed and CMO securities);

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

•

Level 3 — Valuation techniques that require unobservable inputs that are supported by little or no market activity and are significant to the fair value measurement of the asset or liability (such as pricing models, discounted cash flow methodologies and similar techniques that typically reflect management’s own estimates of the assumptions a market participant would use in pricing the asset or liability).

People’s United maintains policies and procedures to value assets and liabilities using the most relevant data available.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

The Company’s revenue is comprised of net interest income on financial assets and financial liabilities (approximately 75-80%) and non-interest income (approximately 20-25%). The scope of the guidance explicitly excludes net interest income as well as other revenues associated with financial assets and financial liabilities, including loans, leases, securities and derivatives. Accordingly, the majority of the Company’s revenues are not affected. Certain other recurring revenue streams included in non-interest income are within the scope of the guidance, including service charges and fees on deposit accounts; as well as card-based and other non-deposit fees, (all included within bank service changes) and revenues associated with certain products and services offered by the Company’s investment management, insurance and brokerage businesses.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

The guidance was adopted on January 1, 2018 using the modified retrospective method and resulted in a cumulative-effect transition adjustment which served to increase opening retained earnings by $0.6 million (net-of-tax). While the adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements, its current accounting policies and practices or the timing or amount of revenue recognized, the Company has, where appropriate, completed the necessary changes to its business processes, systems and internal controls in order to support the recognition, measurement and disclosure requirements of the new standard (see Revenue from Contacts with Customers).

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

This amendment became effective for People’s United on January 1, 2018. The cumulative effect transition method was applied to all outstanding instruments as of the date of adoption, while changes to the accounting for equity investments without readily determinable fair values will be applied prospectively. At December 31, 2017, the Company’s securities portfolio included equity securities with an amortized cost of $9.6 million and a fair value of $8.7 million. Accordingly, upon adoption of the guidance, a cumulative-effect transition adjustment, representing the cumulative unrealized loss (net-of-tax) within AOCL, was recorded that served to decrease opening retained earnings by $0.6 million. Any further changes in the fair value of equity securities have been recorded in net income. Given the current composition of the Company’s securities portfolio, the standard is not expected to have a significant impact on the Company’s Consolidated Financial Statements. The additional disclosure and presentation requirements set forth in the standard, including the Company’s approach to determining the fair value of its held-for-investment loan portfolio for disclosure purposes, have been reflected in the Consolidated Statements of Condition and Note 19, as applicable.

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

Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

In March 2017, the FASB amended its standards to (i) require that the service cost component of net benefit cost associated with pension and postretirement plans be reported in the same line item in which the related employees’ compensation cost is reported and (ii) specify that only the service cost component is eligible for capitalization. The other components of net benefit cost, which may not be capitalized, are to be presented separately. This amendment, which is required to be applied retrospectively, became effective for People’s United on January 1, 2018. Accordingly, net periodic pension and postretirement benefit income (a result of the expected return on plan assets exceeding the sum of the other components) previously reported within compensation and benefits expense is now reported within other non-interest expense in the Consolidated Statements of Income. For the years ended December 31, 2017 and 2016, $8.7 million and $8.5 million, respectively, of net periodic pension and postretirement benefit income was reclassified in accordance with the requirements of the standard.

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

The Company has elected the optional transition method which results in the modified retrospective approach being applied on January 1, 2019 (as opposed to January 1, 2017). The Company has also elected certain transition relief options provided in the standard, including the package of practical expedients. These relief options allow the Company to forego (i) the recognition of right-of-use assets and lease liabilities arising from short-term leases (i.e. leases with terms of twelve months or less) and (ii) a reassessment as to: (a) whether expired or existing contracts are or contain leases; (b) the lease classification for expired or existing leases; and (c) whether previously capitalized IDC for existing leases would qualify for capitalization under the standard. The Company did not elect the hindsight practical expedient which allows entities to use hindsight when determining lease term and impairment of right-of-use assets.

The Company has identified several areas that are within the scope of the guidance, including (i) its contracts with respect to leased real estate and office equipment and (ii) lease agreements entered into with customers of the Company’s equipment financing businesses.

The most significant impact of adopting the guidance relates to real estate (primarily branch locations) and office equipment subject to non-cancelable operating lease agreements entered into by the Company as lessee. The amount of the right-of-use assets and corresponding lease liabilities recorded upon adoption will be based, primarily, on the present value of unpaid future minimum lease payments, the amount of which is dependent upon the population of leases in effect at the date of adoption, as well as assumptions with respect to renewals and/or extensions and the interest rate used to discount the future lease obligations. The Federal banking agencies have indicated that to the extent a right-of-use asset arises due to a lease of a tangible asset (e.g. building or equipment), the asset should be: (i) treated as a tangible asset not subject to deduction from regulatory capital; (ii) risk-weighted at 100%; and (iii) included in total assets for leverage capital purposes.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As it relates to lease agreements entered into with equipment financing customers, and for which the Company acts as lessor, the impact principally relates to the definition of eligible IDC under the new guidance. Specifically, the standard maintains a narrower definition of IDC which will result in the Company recognizing immediately (rather than deferring) certain lease origination-related expenses. Such expenses would be offset by the recognition of a higher yield on the underlying leases over their contractual term.

The guidance was adopted on January 1, 2019 and resulted in the recognition of (i) operating lease liabilities totaling approximately $269 million, based on the present value of the remaining minimum lease payments, determined using a discount rate as of the effective date, and (ii) corresponding right-of-use assets totaling approximately $249 million, based upon the operating lease liabilities, adjusted for prepaid and deferred rent, and liabilities associated with lease termination costs. This transition adjustment serves to increase risk-weighted assets, resulting in an approximate 5-10 basis point decrease in the risk-based capital ratios of both the Company and the Bank. Adoption of the guidance is not expected to have a material impact on the Company’s Consolidated Statement of Income or Consolidated Statement of Cash Flows. The Company has, where appropriate, modified its business processes, systems and internal controls in order to support the recognition, measurement and disclosure requirements of the new standard.

Premium Amortization — Purchased Callable Debt Securities

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

Standards effective in 2020

Financial Instruments — Credit Losses

In June 2016, the FASB amended its standards with respect to certain aspects of measurement, recognition and disclosure of credit losses on loans and other financial instruments, including available-for-sale debt securities and purchased financial assets with credit deterioration (“PCD assets”). The amendment is to be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). For certain assets (such as debt securities for which an other-than-temporary impairment has been recognized before the effective date and PCD assets), a prospective transition approach is required. For existing PCI assets, upon adoption, the amortized cost basis will be adjusted to reflect the addition of the allowance for credit losses. This transition relief avoids the need for a reporting entity to reassess its purchased financial assets that exist as of the date of adoption in order to determine whether they would have met, at acquisition, the new criteria of more-than insignificant credit deterioration since origination. The transition relief also allows an entity to accrete the remaining noncredit discount (based on the revised amortized cost basis) into interest income over the life of the related asset based upon the effective interest rate at the adoption date.

For public business entities, this new amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (January 1, 2020 for People’s United) and earlier application is permitted as of the beginning of an interim or annual reporting period beginning after December 15, 2018. While early adoption is permitted, the Company has not elected that option.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In preparing for adoption, the Company has established a cross-functional working group comprised of individuals from various disciplines, including credit, risk management, information technology and finance. That working group, which is subject to the Company’s established corporate governance and oversight structure, is responsible for: (i) identifying key interpretative issues; (ii) determining the appropriate level of portfolio segmentation; (iii) reviewing historical data so as to identify potential data and resource gaps; and (iv) evaluating existing credit loss forecasting models and processes in order to determine what modifications may be required. To date, implementation efforts have focused on: (i) establishing the Company’s portfolio segmentation; (ii) fulfilling the data requirements of the standard according to the established portfolio segmentation; and (iii) purchasing and installing a third-party vendor solution that will aid in the application of the standard. Currently, the working group, in conjunction with an advisory consultant, continues to devote considerable time to model development, which includes appropriate leveraging of existing credit models used to comply with other regulatory requirements and documentation. In addition, the working group is actively monitoring interpretative guidance issued by standard setters while also considering the relevant processes, systems, internal controls and data sources necessary to support the requirements of the new standard.

As a result of the required change in approach toward determining estimated credit losses from the current “incurred loss” model to one based on estimated cash flows over a loan’s contractual life, adjusted for prepayments (a “life of loan” model), the Company expects the new guidance will result in an increase in the allowance for loan losses, particularly for longer duration portfolios. The Company also expects the new guidance may result in an allowance for debt securities. In both cases, the extent of the change is indeterminable at this time as (i) the Company’s credit loss models remain subject to further development and refinement and (ii) the estimate of expected credit losses will be dependent upon portfolio composition and credit quality at the adoption date, as well as economic conditions and forecasts at that time. In December 2018, the Federal banking agencies issued a final rule with respect to how the impact of the amended standard is to be treated for regulatory capital purposes. That rule serves to revise the regulatory capital rules to, among other things, provide banks an option to phase-in, over three years, the day-one regulatory capital effects of the standard.

Simplifying the Test for Goodwill Impairment

In January 2017, the FASB amended its standards with respect to goodwill, simplifying how an entity is required to conduct the impairment assessment by eliminating Step 2, which requires a hypothetical purchase price allocation, from the goodwill impairment test. Instead, goodwill impairment will now be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. An entity will still have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. For public business entities, this new guidance is effective in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (January 1, 2020 for People’s United) and is to be applied prospectively. Early adoption is permitted for any impairment tests performed after January 1, 2017. This amendment, which the Company elected to early adopt effective January 1, 2018, did not have a significant impact on the Company’s Consolidated Financial Statements.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Disclosure Requirements — Fair Value Measurement

In August 2018, the FASB issued targeted amendments that serve to eliminate, add and modify certain disclosure requirements for fair value measurements. Among the changes, entities are no longer required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but are required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. These amendments are effective for interim and annual reporting periods beginning after December 15, 2019 (January 1, 2020 for People’s United) and early adoption is permitted. Entities may also elect to (i) early adopt the eliminated and/or modified disclosure requirements and (ii) delay adoption of the new disclosure requirements until their effective date. The provisions set forth in this guidance, which the Company elected to early adopt in 2018, have been reflected in Note 19 (as applicable) and did not have a significant impact on the Company’s Consolidated Financial Statements.

Standards effective in 2021

Disclosure Requirements — Defined Benefit Plans

In August 2018, the FASB issued targeted amendments that serve to make minor changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefit plans. More specifically, the amendments (i) remove disclosures that are no longer considered cost beneficial, (ii) clarify the specific requirements of selected disclosures and (iii) add disclosure requirements identified as relevant. These amendments are effective for fiscal years ending after December 15, 2020 (January 1, 2021 for People’s United) and early adoption is permitted. The provisions set forth in this guidance, which the Company elected to early adopt in 2018, have been reflected in Note 17 (as applicable) and did not have a significant impact on the Company’s Consolidated Financial Statements.

NOTE 2 – Acquisitions

Acquisitions Completed in 2018

First Connecticut Bancorp, Inc.

Effective October 1, 2018, the Company completed its acquisition of First Connecticut Bancorp, Inc. (“First Connecticut”) based in Farmington, Connecticut. The fair value of the consideration transferred in the First Connecticut acquisition totaled $486.4 million and consisted of 28.4 million shares of People’s United common stock. At the acquisition date, First Connecticut operated 25 branch locations throughout central Connecticut and western Massachusetts.

The assets acquired and liabilities assumed in this transaction were recorded by People’s United at their estimated fair values as of the effective date. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill. Merger-related expenses recorded during the year ended December 31, 2018 related to this acquisition totaled $8.8 million, including (i) fees for investment advisory, legal and valuation services and (ii) compensatory charges.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The acquisition-date estimated fair values of the assets acquired and liabilities assumed in the acquisition of First Connecticut are summarized as follows:

(in millions)
Assets:
Cash and cash equivalents	$42.0
Securities	118.4
Loans	2,839.3
Goodwill	250.4
Core deposit intangible	51.0
Premises and equipment	22.0
BOLI	58.5
Favorable lease agreement	2.2
REO	0.2
Other assets	66.1

Total assets	$3,450.1

Liabilities:
Deposits	$2,406.1
Borrowings	494.0
Other liabilities	63.6

Total liabilities	$2,963.7

Total purchase price	$486.4

Net deferred tax assets totaling $16.6 million were established in connection with recording the related purchase accounting adjustments (other than goodwill). Fair value adjustments to assets acquired (other than loans, see Note 5) and liabilities assumed are generally amortized on a straight-line basis over periods consistent with the average life, useful life and/or contractual term of the related assets and liabilities.

Vend Lease Company

Effective June 27, 2018, the Bank completed its acquisition of Vend Lease Company (“Vend Lease”), a Baltimore-based equipment finance company. The fair value of the consideration transferred in the Vend Lease acquisition consisted of $37.5 million in cash. In connection with this transaction, the Bank acquired a lease and loan portfolio with an acquisition-date estimated fair value of $68.8 million and recorded goodwill of $23.9 million. Merger-related expenses totaling $2.1 million relating to this transaction were recorded in the year ended December 31, 2018.

The preceding summaries include adjustments necessary to record the acquired assets and assumed liabilities at their respective fair values based on management’s best estimate using the information available at the time of the respective acquisition. While there may be changes in the respective acquisition-date fair values of certain balance sheet amounts and other items, management does not expect that such changes, if any, will be material. People’s United’s results of operations for the year ended December 31, 2018 include the results of First Connecticut and Vend Lease beginning with the respective effective dates.

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

Loans and Leases

Loans and leases acquired in connection with these acquisitions were recorded at fair value with no carryover of either First Connecticut’s or Vend Lease’s previously established allowance for loan losses. Fair value was determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected as adjusted for an estimate of future credit losses and prepayments and then applying a market-based discount rate to those cash flows. Acquired loans were evaluated upon the respective acquisition dates and classified as either purchased performing or PCI (see Note 5).

In the aggregate, loans totaling $69.9 million were deemed PCI and were recorded at a discount from the corresponding outstanding principal balance of $94.7 million. The remaining acquired loans and leases were deemed purchased performing and had a fair value of $2.84 billion and an outstanding principal balance of $2.94 billion, resulting in a discount that will be accreted over the remaining lives of the assets. Included in the Consolidated Statements of Income for the year end December 31, 2018 is approximately $35 million of interest income attributable to these acquisitions since the respective acquisition dates.

Core Deposit Intangible

The core deposit intangible represents the value of the relationships with deposit customers. The fair value was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, net maintenance costs of the deposit base, the alternative cost of funds and the interest cost associated with customer deposits. The core deposit intangible will be amortized using an accelerated amortization method over a nine-year period, reflective of the manner in which the related benefit attributable to the deposits will be recognized.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents selected unaudited pro forma financial information of the Company, reflecting the acquisitions of First Connecticut and Vend Lease, assuming the acquisitions were completed as of the beginning of the respective periods:

Years ended December 31 (in millions, except per common share data)	2018	2017
Selected Financial Results:
Net interest income	$1,305.2	$1,190.9
Provision for loan losses	30.0	26.0
Non-interest income	378.3	371.4
Non-interest expense	1,040.2	1,032.6
Net income	498.0	364.0
Net income available to common shareholders	483.9	349.9
EPS:
Basic	$1.31	$0.97
Diluted	1.30	0.97

The selected unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies had the acquisitions actually been completed at the beginning of the periods presented, nor does it indicate future results for any other interim or full-year period. Merger-related expenses attributable to the acquisitions that were incurred by People’s United, First Connecticut and Vend Lease during the year ended December 31, 2018 are not reflected in the selected unaudited pro forma financial information. Pro forma basic and diluted EPS were calculated using People’s United’s actual weighted-average common shares outstanding for the periods presented, plus the incremental common shares issued, assuming the acquisitions occurred at the beginning of the periods presented.

Acquisitions Completed in 2017

LEAF

Effective August 1, 2017, the Bank completed its acquisition of LEAF, a Philadelphia-based commercial equipment finance company. The fair value of the consideration transferred in the LEAF acquisition consisted of $220.0 million in cash. The fair value of assets acquired and liabilities assumed in this acquisition totaled $957.7 million and $737.7 million, respectively. Merger-related expenses recorded during the year ended December 31, 2017 related to this acquisition totaled $3.7 million.

Prior to the acquisition, and in connection with its previous revolving warehouse debt facilities and term note securitization transactions, LEAF established bankruptcy-remote special-purpose entities (“SPEs”) that issued term debt to institutional investors. These SPEs were variable interest entities (“VIEs”), of which LEAF was deemed the primary beneficiary, and, therefore, the related financings were treated as secured borrowings with the SPEs consolidated in LEAF’s financial statements. Following the Company’s acquisition of LEAF, approximately $460 million of LEAF’s borrowings were repaid prior to September 30, 2017, including all but one remaining securitization, which was repaid without penalty in June 2018.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Suffolk Bancorp

Effective April 1, 2017, People’s United completed its acquisition of Suffolk Bancorp (“Suffolk”) based in Riverhead, New York. The fair value of the consideration transferred in the Suffolk acquisition totaled $484.8 million and consisted of 26.6 million shares of People’s United common stock. At the acquisition date, Suffolk operated 27 branch locations in the greater Long Island area. The fair value of assets acquired and liabilities assumed in the Suffolk acquisition totaled $2.38 billion and $1.90 billion, respectively. Merger-related expenses recorded during the years ended December 31, 2017 and 2016 related to this acquisition totaled $26.6 million and $2.8 million, respectively.

Acquisitions Completed in 2016

Gerstein Fisher

Effective November 2, 2016, PSI completed its acquisition of Gerstein Fisher, a $3 billion investment management firm based in New York City. The fair value of the consideration transferred in the Gerstein Fisher acquisition consisted of $57.4 million in cash and $18.3 million in contingent consideration. Merger-related expenses recorded during the years ended December 31, 2017 and 2016 related to this acquisition totaled $0.3 million and $1.9 million, respectively.

Eagle Insurance

Effective April 6, 2016, PUIA completed its acquisition of Eagle Insurance Group, LLC (“Eagle Insurance”), a Massachusetts-based insurance brokerage firm, focused on commercial insurance. The fair value of the consideration transferred in the Eagle Insurance acquisition consisted of $2.4 million in cash and $1.5 million in contingent consideration.

NOTE 3 – Cash and Cash Equivalents

A combination of reserves in the form of deposits with the FRB-NY and vault cash, totaling $124.1 million and $112.4 million at December 31, 2018 and 2017, respectively, were maintained to satisfy federal regulatory requirements. Vault cash is included in cash and due from banks, and interest-bearing deposits with the FRB-NY are included in short-term investments in the Consolidated Statements of Condition. These deposits represent an alternative to overnight federal funds sold and yielded 2.40% and 1.50% at December 31, 2018 and 2017, respectively. Cash and due from banks included restricted cash totaling $13.8 million at December 31, 2017 (none at December 31, 2018), relating to one remaining securitization assumed in the acquisition of LEAF and repaid in June 2018 (see Note 2).

Short-term investments consist of the following cash equivalents:

As of December 31 (in millions)	2018	2017
Interest-bearing deposits at the FRB-NY	$234.0	$340.4
Money market mutual funds	26.3	25.4
Other (1)	6.0	11.7

Total short-term investments	$266.3	$377.5

(1)	Includes cash collateral posted for certain derivative positions at both December 31, 2018 and 2017.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 4 – Securities

The amortized cost, gross unrealized gains and losses, and fair value of People’s United’s debt securities available-for-sale and debt securities held-to-maturity are as follows:

As of December 31, 2018 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale:
U.S. Treasury and agency	$699.0	$0.1	$(21.1)	$678.0
GSE mortgage-backed securities	2,486.6	4.6	(48.2)	2,443.0

Total debt securities available-for-sale	$3,185.6	$4.7	$(69.3)	$3,121.0

Debt securities held-to-maturity:
State and municipal	$2,352.4	$35.4	$(18.4)	$2,369.4
GSE mortgage-backed securities	1,367.5	—	(33.2)	1,334.3
Corporate	70.9	0.5	(0.7)	70.7
Other	1.5	—	—	1.5

Total debt securities held-to-maturity	$3,792.3	$35.9	$(52.3)	$3,775.9

As of December 31, 2017 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale:
U.S. Treasury and agency	$687.1	$—	$(18.3)	$668.8
GSE mortgage-backed securities	2,477.8	7.4	(28.7)	2,456.5

Total debt securities available-for-sale	$3,164.9	$7.4	$(47.0)	$3,125.3

Debt securities held-to-maturity:
State and municipal	$2,060.4	$64.5	$(4.6)	$2,120.3
GSE mortgage-backed securities	1,474.9	0.3	(15.4)	1,459.8
Corporate	51.3	0.8	—	52.1
Other	1.5	—	—	1.5

Total debt securities held-to-maturity	$3,588.1	$65.6	$(20.0)	$3,633.7

At December 31, 2018 and 2017, debt securities available-for-sale with fair values of $2.20 billion and $1.94 billion, respectively, and debt securities held-to-maturity with amortized costs of $1.49 billion and $1.37 billion, respectively, were pledged as collateral for public deposits and for other purposes.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table is a summary of the amortized cost, fair value and fully taxable equivalent (“FTE”) yield of debt securities as of December 31, 2018, based on remaining period to contractual maturity. Information for GSE mortgage-backed securities is based on the final contractual maturity dates without considering repayments and prepayments.

	Available-for-Sale			Held-to-Maturity
(dollars in millions)	Amortized Cost	Fair Value	FTE Yield	Amortized Cost	Fair Value	FTE Yield
U.S. Treasury and agency:
Within 1 year	$56.7	$56.3	1.95%	$—	$—	—%
After 1 but within 5 years	642.3	621.7	1.52	—	—	—

Total	699.0	678.0	1.56	—	—	—

GSE mortgage-backed securities:
Within 1 year	—	—	—	4.3	4.3	1.93
After 1 but within 5 years	65.7	65.7	2.89	299.8	293.7	2.37
After 5 but within 10 years	1,016.1	1,013.4	2.79	712.1	694.8	2.46
After 10 years	1,404.8	1,363.9	2.16	351.3	341.5	2.13

Total	2,486.6	2,443.0	2.44	1,367.5	1,334.3	2.36

State and municipal:
Within 1 year	—	—	—	23.6	23.6	2.41
After 1 but within 5 years	—	—	—	205.5	210.3	2.95
After 5 but within 10 years	—	—	—	346.1	355.7	3.26
After 10 years	—	—	—	1,777.2	1,779.8	3.84

Total	—	—	—	2,352.4	2,369.4	3.66

Corporate:
After 1 but within 5 years	—	—	—	5.0	5.0	3.50
After 5 but within 10 years	—	—	—	65.9	65.7	4.73

Total	—	—	—	70.9	70.7	4.64

Other:
After 1 but within 5 years	—	—	—	1.5	1.5	2.46

Total	—	—	—	1.5	1.5	2.46

Total:
Within 1 year	56.7	56.3	1.95	27.9	27.9	2.34
After 1 but within 5 years	708.0	687.4	1.65	511.8	510.5	2.62
After 5 but within 10 years	1,016.1	1,013.4	2.79	1,124.1	1,116.2	2.84
After 10 years	1,404.8	1,363.9	2.16	2,128.5	2,121.3	3.56

Total	$3,185.6	$3,121.0	2.24%	$3,792.3	$3,775.9	3.21%

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following tables summarize those debt securities with unrealized losses, segregated by the length of time the securities have been in a continuous unrealized loss position at the respective dates. Certain unrealized losses totaled less than $0.1 million.

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months Or Longer		Total
As of December 31, 2018 (in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities available-for-sale:
GSE mortgage-backed securities	$132.4	$(0.5)	$1,656.3	$(47.7)	$1,788.7	$(48.2)
U.S. Treasury and agency	—	—	656.2	(21.1)	656.2	(21.1)

Total debt securities available-for-sale	$132.4	$(0.5)	$2,312.5	$(68.8)	$2,444.9	$(69.3)

Debt securities held-to-maturity:
GSE mortgage-backed securities	$—	$—	$1,334.3	$(33.2)	$1,334.3	$(33.2)
State and municipal	113.4	(0.7)	697.6	(17.7)	811.0	(18.4)
Corporate	31.2	(0.6)	2.7	(0.1)	33.9	(0.7)

Total debt securities held-to-maturity	$144.6	$(1.3)	$2,034.6	$(51.0)	$2,179.2	$(52.3)

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months Or Longer		Total
As of December 31, 2017 (in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities available-for-sale:
GSE mortgage-backed securities	$1,013.5	$(8.7)	$1,114.8	$(20.0)	$2,128.3	$(28.7)
U.S. Treasury and agency	156.0	—	507.7	(18.3)	663.7	(18.3)

Total debt securities available-for-sale	$1,169.5	$(8.7)	$1,622.5	$(38.3)	$2,792.0	$(47.0)

Debt securities held-to-maturity:
GSE mortgage-backed securities	$1,289.3	$(14.7)	$45.0	$(0.7)	$1,334.3	$(15.4)
State and municipal	106.2	(0.5)	224.9	(4.1)	331.1	(4.6)

Total debt securities held-to-maturity	$1,395.5	$(15.2)	$269.9	$(4.8)	$1,665.4	$(20.0)

At December 31, 2018, approximately 39% of the 2,176 debt securities owned by the Company, consisting of 112 debt securities classified as available-for-sale and 733 debt securities classified as held-to-maturity, had gross unrealized losses totaling $69.3 million and $52.3 million, respectively. With respect to those securities with unrealized losses, all of the GSE mortgage-backed securities had AAA credit ratings and an average contractual maturity of nine years. The state and municipal securities had an average credit rating of AA and a weighted average maturity of 13 years.

The cause of the gross unrealized losses with respect to all of the debt securities is directly related to changes in interest rates. At this time, management does not intend to sell such securities nor is it more likely than not, based upon available evidence, that management will be required to sell such securities prior to recovery. As such, management believes that all gross unrealized losses within the securities portfolio at December 31, 2018 are temporary impairments. No other-than-temporary impairment losses were recognized in the Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

People’s United uses the specific identification method to determine the cost of securities sold and records securities transactions on the trade date. People’s United sold (i) GSE mortgage-backed securities with an amortized cost of $235.5 million and recorded $10.0 million of gross realized losses in December 2018 and (ii) U.S. Treasury and CMO securities with a combined amortized cost of $291.3 million and recorded $10.0 million of gross realized losses in December 2017. Also in 2017, People’s United sold U.S. Treasury and CMO securities with a combined amortized cost of $486.9 million and recorded $15.7 million of gross realized losses. In 2016, People’s United sold U.S. Treasury and CMO securities with a combined amortized cost of $403.0 million and recorded $6.1 million of gross realized losses. Including other minor gains and losses, net security losses totaled $9.8 million, $25.4 million and $5.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The components of net security losses are summarized below.

Years ended December 31 (in millions)	2018	2017	2016
Debt securities:
Gains	$0.1	$2.1	$0.2
Losses	(10.0)	(27.5)	(6.2)

Total debt securities	(9.9)	(25.4)	(6.0)

Trading debt securities:
Gains	0.1	—	0.1
Losses	—	—	—

Total trading debt securities (1)	0.1	—	0.1

Net security losses	$(9.8)	$(25.4)	$(5.9)

(1)	Net gains and losses on trading debt securities totaled less than $0.1 million for the year ended December 31, 2017.

For the year ended December 31, 2018, People’s United recorded unrealized gains of $0.6 million (included in other non-interest income in the Consolidated Statements of Income) relating to the change in fair value of its equity securities during 2018.

The Bank, as a member of the FHLB of Boston, is currently required to purchase and hold shares of capital stock in the FHLB of Boston (total cost of $124.2 million and $130.0 million at December 31, 2018 and 2017, respectively) in an amount equal to its membership base investment plus an activity based investment determined according to the Bank’s level of outstanding FHLB advances. As a result of prior acquisitions, the Bank acquired shares of capital stock in the FHLB of New York (total cost of $0.7 million and $12.0 million at December 31, 2018 and 2017, respectively). Based on the current capital adequacy and liquidity position of both the FHLB of Boston and the FHLB of New York, management believes there is no impairment in the Company’s investment at December 31, 2018 and the cost of the investment approximates fair value. Dividend income on FHLB capital stock totaled $8.3 million, $6.6 million and $5.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Bank, as a member of the Federal Reserve Bank system, is currently required to purchase and hold shares of capital stock in the FRB-NY (total cost of $178.5 million and $170.3 million at December 31, 2018 and 2017, respectively) in an amount equal to 6% of its capital and surplus. Based on the current capital adequacy and liquidity position of the FRB-NY, management believes there is no impairment in the Company’s investment at December 31, 2018 and the cost of the investment approximates fair value. Dividend income on FRB-NY capital stock totaled $5.1 million, $3.7 million and $3.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

The following table summarizes People’s United’s loans by loan portfolio segment and class:

	2018			2017
As of December 31 (in millions)	Originated	Acquired	Total	Originated	Acquired	Total
Commercial:
Commercial real estate	$9,798.5	$1,851.1	$11,649.6	$10,126.6	$942.1	$11,068.7
Commercial and industrial	8,292.3	796.6	9,088.9	8,129.9	601.2	8,731.1
Equipment financing	3,937.7	401.5	4,339.2	3,308.5	596.9	3,905.4

Total Commercial Portfolio	22,028.5	3,049.2	25,077.7	21,565.0	2,140.2	23,705.2

Retail:
Residential mortgage:
Adjustable-rate	5,854.1	807.9	6,662.0	5,782.6	144.0	5,926.6
Fixed-rate	935.1	557.1	1,492.2	758.0	121.1	879.1

Total residential mortgage	6,789.2	1,365.0	8,154.2	6,540.6	265.1	6,805.7

Home equity and other consumer:
Home equity	1,789.5	173.0	1,962.5	1,960.0	55.2	2,015.2
Other consumer	42.8	4.2	47.0	45.6	3.6	49.2

Total home equity and other consumer	1,832.3	177.2	2,009.5	2,005.6	58.8	2,064.4

Total Retail Portfolio	8,621.5	1,542.2	10,163.7	8,546.2	323.9	8,870.1

Total loans	$30,650.0	$4,591.4	$35,241.4	$30,111.2	$2,464.1	$32,575.3

Net deferred loan costs, which are included in loans by respective class and accounted for as interest yield adjustments, totaled $94.6 million at December 31, 2018 and $80.4 million at December 31, 2017.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

At December 31, 2018, 26%, 20% and 18% of the Company’s loans by outstanding principal amount were to customers located within Connecticut, New York and Massachusetts, respectively. Loans to customers located in the New England states as a group represented 56% and 54% of total loans at December 31, 2018 and 2017, respectively. Substantially the entire equipment financing portfolio (95% at both December 31, 2018 and 2017, respectively) was to customers located outside of New England. At December 31, 2018, 29% of the equipment financing portfolio was to customers located in Texas, California and New York, and no other state exposure was greater than 6%.

Included in the Commercial portfolio are construction loans totaling $651.2 million and $575.0 million at December 31, 2018 and 2017, respectively, net of the unadvanced portion of such loans totaling $588.2 million and $327.1 million, respectively.

At both December 31, 2018 and 2017, residential mortgage loans included $1.2 billion of interest-only loans. People’s United’s underwriting guidelines and requirements for such loans are generally more restrictive than those applied to other types of residential mortgage products. Also included in residential mortgage loans are construction loans totaling $57.3 million and $65.3 million at December 31, 2018 and 2017, respectively, net of the unadvanced portion of such loans totaling $21.5 million and $17.9 million, respectively.

People’s United sells newly-originated residential mortgage loans in the secondary market, without recourse. Net gains on sales of residential mortgage loans totaled $1.2 million, $3.2 million and $6.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. Loans held-for-sale at December 31, 2018 and 2017 consisted of newly-originated residential mortgage loans with carrying amounts of $19.5 million and $16.6 million, respectively. During 2018 and 2017 (none in 2016), the Company sold acquired loans with outstanding principal balances totaling $10.0 million and $7.9 million, respectively, (carrying amounts of $4.4 million and $5.0 million, respectively) and recognized net gains on sales totaling $1.8 million and $2.4 million, respectively.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents a summary, by loan portfolio segment, of activity in the allowance for loan losses for the years ended December 31, 2018, 2017 and 2016. With respect to the originated portfolio, an allocation of a portion of the allowance to one segment does not preclude its availability to absorb losses in another segment.

	Commercial			Retail
(in millions)	Originated	Acquired	Total	Originated	Acquired	Total	Total
Balance at December 31, 2015	$181.8	$7.9	$189.7	$21.1	$0.2	$21.3	$211.0

Charge-offs	(13.5)	(1.4)	(14.9)	(8.5)	—	(8.5)	(23.4)
Recoveries	2.1	—	2.1	3.0	—	3.0	5.1

Net loan charge-offs	(11.4)	(1.4)	(12.8)	(5.5)	—	(5.5)	(18.3)
Provision for loan losses	28.4	(0.4)	28.0	8.6	—	8.6	36.6

Balance at December 31, 2016	198.8	6.1	204.9	24.2	0.2	24.4	229.3

Charge-offs	(17.1)	(4.4)	(21.5)	(6.4)	—	(6.4)	(27.9)
Recoveries	4.6	0.3	4.9	2.1	—	2.1	7.0

Net loan charge-offs	(12.5)	(4.1)	(16.6)	(4.3)	—	(4.3)	(20.9)
Provision for loan losses	14.8	1.4	16.2	9.8	—	9.8	26.0

Balance at December 31, 2017	201.1	3.4	204.5	29.7	0.2	29.9	234.4

Charge-offs	(19.5)	(8.1)	(27.6)	(3.3)	—	(3.3)	(30.9)
Recoveries	3.5	1.3	4.8	2.1	—	2.1	6.9

Net loan charge-offs	(16.0)	(6.8)	(22.8)	(1.2)	—	(1.2)	(24.0)
Provision for loan losses	20.5	7.3	27.8	2.2	—	2.2	30.0

Balance at December 31, 2018	$205.6	$3.9	$209.5	$30.7	$0.2	$30.9	$240.4

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following tables summarize, by loan portfolio segment and impairment methodology, the allowance for loan losses and related portfolio balances:

As of December 31, 2018 (in millions)	Commercial		Retail		Total
	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
Originated loans:
Collectively evaluated for impairment	$21,900.1	$198.9	$8,535.0	$28.4	$30,435.1	$227.3
Individually evaluated for impairment	128.4	6.7	86.5	2.3	214.9	9.0
Acquired loans:
PCI (1)	300.3	2.2	99.6	0.1	399.9	2.3
Purchased performing:
Collectively evaluated for impairment	2,744.4	1.7	1,439.1	—	4,183.5	1.7
Individually evaluated for impairment	4.5	—	3.5	0.1	8.0	0.1

Total	$25,077.7	$209.5	$10,163.7	$30.9	$35,241.4	$240.4

As of December 31, 2017 (in millions)	Commercial		Retail		Total
	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
Originated loans:
Collectively evaluated for impairment	$21,423.8	$196.5	$8,454.1	$27.3	$29,877.9	$223.8
Individually evaluated for impairment	141.2	4.6	92.1	2.4	233.3	7.0
Acquired loans:
PCI (1)	370.4	2.8	128.1	0.2	498.5	3.0
Purchased performing:
Collectively evaluated for impairment	1,769.8	0.6	193.9	—	1,963.7	0.6
Individually evaluated for impairment	—	—	1.9	—	1.9	—

Total	$23,705.2	$204.5	$8,870.1	$29.9	$32,575.3	$234.4

(1)	PCI loans are evaluated for impairment on a pool basis.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The recorded investments, by class of loan, in originated non-performing loans are summarized as follows:

As of December 31 (in millions)	2018	2017	2016
Commercial:
Commercial real estate	$33.5	$23.7	$22.3
Commercial and industrial	38.0	32.6	41.5
Equipment financing	42.0	44.3	39.4

Total (1)	113.5	100.6	103.2

Retail:
Residential mortgage	38.9	32.7	27.4
Home equity	15.3	15.4	17.4
Other consumer	—	—	—

Total (2)	54.2	48.1	44.8

Total	$167.7	$148.7	$148.0

(1)

Reported net of government guarantees totaling $1.9 million, $3.1 million and $13.1 million at December 31, 2018, 2017 and 2016, respectively. These government guarantees relate, almost entirely, to guarantees provided by the Small Business Administration as well as selected other Federal agencies and represent the carrying value of the loans that are covered by such guarantees, the extent of which (i.e. full or partial) varies by loan. At December 31, 2018, the principal loan classes to which these government guarantees relate are commercial and industrial loans (87%) and commercial real estate loans (13%).

(2)	Includes $24.8 million, $15.2 million and $9.8 million of loans in the process of foreclosure at December 31, 2018, 2017 and 2016, respectively.

The preceding table excludes acquired loans that are (i) accounted for as PCI loans and/or (ii) covered by an FDIC loss-share agreement (“LSA”) which totaled $44.1 million at December 31, 2018; $25.1 million at December 31, 2017; and $24.7 million at December 31, 2016. Such loans otherwise meet People’s United’s definition of a non-performing loan but are excluded because the loans are included in loan pools that are considered performing and/or credit losses are covered by an FDIC LSA. The discounts arising from recording these loans at fair value were due, in part, to credit quality. Accordingly, such loans are generally accounted for on a pool basis and the accretable yield on the pools is being recognized as interest income over the life of the loans based on expected cash flows at the pool level. In addition, the table excludes $6.0 million and $4.7 million of purchased performing loans at December 31, 2018 and 2017, respectively, all of which became non-performing subsequent to acquisition.

If interest payments on all loans classified as non-performing at December 31, 2018, 2017 and 2016 had been made during the respective years in accordance with the loan agreements, interest income of $18.1 million, $16.2 million and $14.4 million would have been recognized on such loans for the respective years. Interest income actually recognized on non-performing loans totaled $2.9 million, $1.7 million and $1.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

At December 31, 2018 and 2017, People’s United’s recorded investment in loans classified as TDRs totaled $179.4 million and $186.9 million, respectively. The related allowance for loan losses was $4.5 million at December 31, 2018 and $4.4 million at December 31, 2017. Interest income recognized on TDRs totaled $6.1 million, $4.7 million and $4.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. Fundings under commitments to lend additional amounts to borrowers with loans classified as TDRs were immaterial for the years ended December 31, 2018, 2017 and 2016. Loans that were modified and classified as TDRs during 2018 principally involve reduced payment and/or payment deferral, extension of term (generally no more than two years for commercial loans and five years for retail loans) and/or a temporary reduction of interest rate (generally less than 200 basis points).

The following tables summarize, by class of loan, the recorded investments in loans modified as TDRs during the years ended December 31, 2018 and 2017. For purposes of this disclosure, recorded investments represent amounts immediately prior to and subsequent to the restructuring.

	Year ended December 31, 2018
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial:
Commercial real estate (1)	13	$27.6	$27.6
Commercial and industrial (2)	47	73.1	73.1
Equipment financing (3)	31	31.6	31.6

Total	91	132.3	132.3

Retail:
Residential mortgage (4)	38	9.5	9.5
Home equity (5)	79	7.3	7.3
Other consumer	—	—	—

Total	117	16.8	16.8

Total	208	$149.1	$149.1

(1)

Represents the following concessions: extension of term (9 contracts; recorded investment of $24.1 million); reduced payment and/or payment deferral (1 contract; recorded investment of $0.5 million); or a combination of concessions (3 contracts; recorded investment of $3.0 million).

(2)

Represents the following concessions: extension of term (31 contracts; recorded investment of $48.4 million); reduced payment and/or payment deferral (11 contracts; recorded investment of $23.8 million); or a combination of concessions (5 contracts; recorded investment of $0.9 million).

(3)

Represents the following concessions: extension of term (3 contracts; recorded investment of $4.2 million); reduced payment and/or payment deferral (16 contracts; recorded investment of $17.6 million); or a combination of concessions (12 contracts; recorded investment of $9.8 million).

(4)

Represents the following concessions: loans restructured through bankruptcy (21 contracts; recorded investment of $3.7 million); reduced payment and/or payment deferral (10 contracts; recorded investment of $3.5 million); or a combination of concessions (7 contracts; recorded investment of $2.3 million).

(5)

Represents the following concessions: loans restructured through bankruptcy (49 contracts; recorded investment of $3.6 million); reduced payment and/or payment deferral (10 contracts; recorded investment of $1.3 million); or a combination of concessions (20 contracts; recorded investment of $2.4 million).

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following is a summary, by class of loan, of information related to TDRs completed within the previous 12 months that subsequently defaulted during the years ended December 31, 2018 and 2017. For purposes of this disclosure, the previous 12 months is measured from January 1 of the respective prior year and a default represents a previously-modified loan that became past due 30 days or more during 2018 or 2017.

	2018		2017
Years ended December 31 (dollars in millions)	Number of Contracts	Recorded Investment as of Period End	Number of Contracts	Recorded Investment as of Period End
Commercial:
Commercial real estate	—	$—	1	$0.1
Commercial and industrial	12	6.7	1	0.9
Equipment financing	6	3.5	13	4.6

Total	18	10.2	15	5.6

Retail:
Residential mortgage	7	1.6	11	3.6
Home equity	13	0.7	12	1.4
Other consumer	—	—	—	—

Total	20	2.3	23	5.0

Total	38	$12.5	38	$10.6

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

People’s United’s impaired loans consist of certain loans that have been placed on non-accrual status, including all TDRs. The following table summarizes, by class of loan, information related to individually-evaluated impaired loans.

	2018			2017
As of December 31 (in millions)	Unpaid Principal Balance	Recorded Investment	Related Allowance for Loan Losses	Unpaid Principal Balance	Recorded Investment	Related Allowance for Loan Losses
Without a related allowance for loan losses:
Commercial:
Commercial real estate	$31.0	$28.1	$—	$37.7	$36.3	$—
Commercial and industrial	45.6	42.0	—	27.9	25.5	—
Equipment financing	20.2	18.0	—	36.9	32.8	—
Retail:
Residential mortgage	66.8	59.3	—	67.6	60.8	—
Home equity	23.8	20.3	—	24.0	20.2	—
Other consumer	—	—	—	—	—	—

Total	$187.4	$167.7	$—	$194.1	$175.6	$—

With a related allowance for loan losses:
Commercial:
Commercial real estate	$23.8	$21.8	$1.6	$11.7	$9.9	$0.9
Commercial and industrial	12.6	10.2	2.4	26.9	26.0	2.6
Equipment financing	16.2	12.8	2.7	11.6	10.7	1.1
Retail:
Residential mortgage	8.8	8.8	1.7	11.4	11.4	1.7
Home equity	1.7	1.6	0.7	1.7	1.6	0.7
Other consumer	—	—	—	—	—	—

Total	$63.1	$55.2	$9.1	$63.3	$59.6	$7.0

Total impaired loans:
Commercial:
Commercial real estate	$54.8	$49.9	$1.6	$49.4	$46.2	$0.9
Commercial and industrial	58.2	52.2	2.4	54.8	51.5	2.6
Equipment financing	36.4	30.8	2.7	48.5	43.5	1.1

Total	149.4	132.9	6.7	152.7	141.2	4.6

Retail:
Residential mortgage	75.6	68.1	1.7	79.0	72.2	1.7
Home equity	25.5	21.9	0.7	25.7	21.8	0.7
Other consumer	—	—	—	—	—	—

Total	101.1	90.0	2.4	104.7	94.0	2.4

Total	$250.5	$222.9	$9.1	$257.4	$235.2	$7.0

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes, by class of loan, the average recorded investment and interest income recognized on impaired loans for the periods indicated. The average recorded investment amounts are based on month-end balances.

	2018		2017		2016
Years ended December 31 (in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial:
Commercial real estate	$40.2	$1.1	$55.8	$1.2	$56.7	$1.4
Commercial and industrial	49.6	2.8	63.4	1.9	62.6	2.1
Equipment financing	38.4	0.1	44.4	0.4	37.1	0.3

Total	128.2	4.0	163.6	3.5	156.4	3.8

Retail:
Residential mortgage	68.7	1.9	71.8	1.7	71.8	1.6
Home equity	20.9	0.5	21.2	0.4	21.6	0.3
Other consumer	—	—	—	—	—	—

Total	89.6	2.4	93.0	2.1	93.4	1.9

Total	$217.8	$6.4	$256.6	$5.6	$249.8	$5.7

The following tables summarize, by class of loan, aging information for originated loans:

		Past Due
As of December 31, 2018 (in millions)	Current	30-89 Days	90 Days or More	Total	Total Originated
Commercial:
Commercial real estate	$9,762.1	$23.0	$13.4	$36.4	$9,798.5
Commercial and industrial	8,261.5	6.9	23.9	30.8	8,292.3
Equipment financing	3,855.3	68.8	13.6	82.4	3,937.7

Total	21,878.9	98.7	50.9	149.6	22,028.5

Retail:
Residential mortgage	6,723.2	38.6	27.4	66.0	6,789.2
Home equity	1,776.0	5.8	7.7	13.5	1,789.5
Other consumer	42.7	0.1	—	0.1	42.8

Total	8,541.9	44.5	35.1	79.6	8,621.5

Total originated loans	$30,420.8	$143.2	$86.0	$229.2	$30,650.0

Included in the “Current” and “30-89 Days” categories above are early non-performing commercial real estate loans, commercial and industrial loans, and equipment financing loans totaling $20.3 million, $15.8 million and $28.4 million, respectively, and $19.1 million of retail loans in the process of foreclosure or bankruptcy. These loans are less than 90 days past due but have been placed on non-accrual status as a result of having been identified as presenting uncertainty with respect to the collectability of interest and principal.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following tables summarize, by class of loan, credit quality indicators:

As of December 31, 2018 (in millions)	Commercial Real Estate	Commercial and Industrial	Equipment Financing	Total
Commercial:
Originated loans:
Pass	$9,607.0	$7,855.7	$3,549.3	$21,012.0
Special mention	105.5	196.9	92.1	394.5
Substandard	85.2	239.3	296.3	620.8
Doubtful	0.8	0.4	—	1.2

Total originated loans	9,798.5	8,292.3	3,937.7	22,028.5

Acquired loans:
Pass	1,766.2	719.6	394.0	2,879.8
Special mention	27.3	14.6	4.7	46.6
Substandard	57.6	62.4	2.8	122.8
Doubtful	—	—	—	—

Total acquired loans	1,851.1	796.6	401.5	3,049.2

Total	$11,649.6	$9,088.9	$4,339.2	$25,077.7

As of December 31, 2018 (in millions)	Residential Mortgage	Home Equity	Other Consumer	Total
Retail:
Originated loans:
Low risk	$2,912.8	$834.5	$27.3	$3,774.6
Moderate risk	3,360.9	576.4	5.9	3,943.2
High risk	515.5	378.6	9.6	903.7

Total originated loans	6,789.2	1,789.5	42.8	8,621.5

Acquired loans:
Low risk	506.1	—	—	506.1
Moderate risk	639.6	—	—	639.6
High risk	219.3	173.0	4.2	396.5

Total acquired loans	1,365.0	173.0	4.2	1,542.2

Total	$8,154.2	$1,962.5	$47.0	$10,163.7

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2017 (in millions)	Commercial Real Estate	Commercial and Industrial	Equipment Financing	Total
Commercial:
Originated loans:
Pass	$9,859.3	$7,760.7	$2,899.9	$20,519.9
Special mention	159.4	124.0	91.8	375.2
Substandard	107.0	244.2	316.8	668.0
Doubtful	0.9	1.0	—	1.9

Total originated loans	10,126.6	8,129.9	3,308.5	21,565.0

Acquired loans:
Pass	892.0	520.0	596.9	2,008.9
Special mention	14.8	15.2	—	30.0
Substandard	35.3	66.0	—	101.3
Doubtful	—	—	—	—

Total acquired loans	942.1	601.2	596.9	2,140.2

Total	$11,068.7	$8,731.1	$3,905.4	$23,705.2

As of December 31, 2017 (in millions)	Residential Mortgage	Home Equity	Other Consumer	Total
Retail:
Originated loans:
Low risk	$3,292.1	$925.6	$28.2	$4,245.9
Moderate risk	2,738.8	640.0	7.1	3,385.9
High risk	509.7	394.4	10.3	914.4

Total originated loans	6,540.6	1,960.0	45.6	8,546.2

Acquired loans:
Low risk	148.0	—	—	148.0
Moderate risk	65.7	—	—	65.7
High risk	51.4	55.2	3.6	110.2

Total acquired loans	265.1	55.2	3.6	323.9

Total	$6,805.7	$2,015.2	$49.2	$8,870.1

Acquired PCI Loans

At the respective acquisition dates, on an aggregate basis, the PCI loan portfolio had contractually required principal and interest payments receivable of $7.76 billion; expected cash flows of $7.19 billion; and a fair value (initial carrying amount) of $5.49 billion. The difference between the contractually required principal and interest payments receivable and the expected cash flows ($572.0 million) represented the initial nonaccretable difference. The difference between the expected cash flows and fair value ($1.70 billion) represented the initial accretable yield. Both the contractually required principal and interest payments receivable and the expected cash flows reflect anticipated prepayments, determined based on historical portfolio experience. At December 31, 2018, the outstanding principal balance and carrying amount of the PCI loan portfolio were $491.6 million and $399.9 million, respectively ($587.7 million and $498.5 million, respectively, at December 31, 2017).

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes activity in the accretable yield for the PCI loan portfolio:

Years ended December 31 (in millions)	2018	2017	2016
Balance at beginning of period	$219.7	$255.4	$296.0
Acquisitions	27.1	13.1	—
Accretion	(24.6)	(29.1)	(39.0)
Reclassification from nonaccretable difference for loans with improved cash flows (1)	—	—	—
Other changes in expected cash flows (2)	(32.5)	(19.7)	(1.6)

Balance at end of period	$189.7	$219.7	$255.4

(1)	Results in increased interest accretion as a prospective yield adjustment over the remaining life of the corresponding pool of loans.
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

The asset arising from the loss-sharing coverage, referred to as the “FDIC loss-share receivable,” totaled $0.2 million and $0.4 million at December 31, 2018 and 2017, respectively, and is included in other assets in the Consolidated Statements of Condition. The FDIC loss-share receivable is measured separately from the covered loans because the coverage is not contractually embedded in the loans and is not transferable should the Bank choose to dispose of the covered loans. The FDIC loss-share receivable will be reduced as losses are realized on covered assets and as loss-sharing payments are received from the FDIC. Realized losses in excess of the acquisition date estimates will result in an increase in the FDIC loss-share receivable. Conversely, the FDIC loss-share receivable will be reduced if realized losses are less than the estimates at acquisition. The amount ultimately collected for the FDIC loss-share receivable is dependent upon the performance of the underlying covered assets over time and claims submitted to the FDIC. In the event that losses under the loss-share coverage do not reach expected levels, the Bank has agreed to make a cash payment to the FDIC on approximately the tenth anniversary of the Agreement.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 6 – Goodwill and Other Acquisition-Related Intangible Assets

Goodwill

Changes in the carrying amount of People’s United’s goodwill are summarized as follows:

	Operating Segment
(in millions)	Commercial Banking	Retail Banking	Wealth Management	Total
Balance at December 31, 2016	$1,222.1	$679.6	$91.0	$1,992.7
Acquisition of:
Suffolk	229.8	40.5	—	270.3
LEAF	148.4	—	—	148.4

Balance at December 31, 2017	1,600.3	720.1	91.0	2,411.4
Acquisition of:
First Connecticut	135.2	115.2	—	250.4
Vend Lease	23.9	—	—	23.9

Balance at December 31, 2018	$1,759.4	$835.3	$91.0	$2,685.7

Other Acquisition-Related Intangible Assets

The following is a summary of People’s United’s other acquisition-related intangible assets:

	2018			2017
As of December 31 (in millions)	Gross Amount	Accumulated Amortization	Carrying Amount	Gross Amount	Accumulated Amortization	Carrying Amount
Intangibles amortized:
Core deposit intangible	$222.9	$157.4	$65.5	$171.9	$148.5	$23.4
Trade name intangible	123.9	64.8	59.1	123.9	57.7	66.2
Client relationships	24.4	4.4	20.0	24.4	2.4	22.0
Trust relationships	42.7	31.3	11.4	42.7	28.5	14.2
Insurance relationships	38.1	33.6	4.5	38.1	32.9	5.2
Favorable lease agreements	2.9	0.3	2.6	0.7	0.1	0.6
Non-compete agreements	0.6	0.2	0.4	0.6	0.1	0.5

Total	$455.5	$292.0	163.5	$402.3	$270.2	132.1

Mutual fund management contracts (not amortized)			16.5			16.5

Total other acquisition-related intangible assets			$180.0			$148.6

Other acquisition-related intangible assets subject to amortization have an original weighted-average amortization period of 13 years. Amortization expense of other acquisition-related intangible assets totaled $21.8 million, $30.0 million and $23.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. Scheduled amortization expense attributable to other acquisition-related intangible assets for each of the next five years is as follows: $26.1 million in 2019; $24.0 million in 2020; $21.7 million in 2021; $19.7 million in 2022; and $14.2 million in 2023. There were no impairment losses relating to goodwill or other acquisition-related intangible assets recorded during the years ended December 31, 2018, 2017 and 2016.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 7 – Premises and Equipment

The components of premises and equipment are summarized below:

As of December 31 (in millions)	2018	2017
Land	$50.1	$47.2
Buildings	300.0	283.9
Leasehold improvements	170.7	161.3
Furniture and equipment	279.3	256.2

Total	800.1	748.6
Less: Accumulated depreciation and amortization	532.8	495.6

Total premises and equipment, net	$267.3	$253.0

Depreciation and amortization expense included in occupancy and equipment expense in the Consolidated Statements of Income totaled $36.3 million, $39.1 million and $36.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

NOTE 8 – Other Assets and Other Liabilities

The components of other assets are as follows:

As of December 31 (in millions)	2018	2017
Affordable housing investments (note 12)	$304.1	$250.7
Leased equipment	189.0	165.8
Accrued interest receivable	138.2	122.9
Fair value of derivative financial instruments (notes 19 and 21)	103.0	77.9
Funded status of defined benefit pension plans (note 17)	78.0	46.4
Assets held in trust for supplemental retirement plans (note 17)	56.4	41.3
Current income tax receivable (note 12)	31.4	68.7
Other prepaid expenses	27.5	19.4
Receivables arising from securities brokerage and insurance businesses	26.4	31.8
Economic development investments	26.2	21.5
Loan disbursements in process	17.9	20.1
Investment in joint venture	17.2	21.2
Net deferred tax asset (note 12)	11.4	—
REO:
Commercial	8.7	9.3
Residential	5.5	7.6
Repossessed assets	3.9	2.5
Other	46.8	45.6

Total other assets	$1,091.6	$952.7

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The components of other liabilities are as follows:

As of December 31 (in millions)	2018	2017
Fair value of derivative financial instruments (notes 19 and 21)	$139.0	$88.3
Future contingent commitments for affordable housing investments (note 12)	119.7	99.6
Accrued expenses payable	87.9	86.4
Liabilities for supplemental retirement plans (note 17)	86.6	68.4
Accrued employee benefits	66.6	64.0
Loan payments in process	51.2	9.0
Payables arising from securities brokerage and insurance businesses	29.7	39.8
Accrued interest payable	25.4	18.1
Other postretirement plans (note 17)	15.3	14.6
Net deferred tax liability (note 12)	—	11.3
Funded status of defined benefit pension plans (note 17)	0.3	8.5
Other	73.5	63.8

Total other liabilities	$695.2	$571.8

NOTE 9 – Deposits

The following is an analysis of People’s United’s total deposits by product type:

	2018		2017
As of December 31 (dollars in millions)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Non-interest-bearing	$8,543.0	—%	$8,002.4	—%

Savings	4,116.5	0.09	4,410.5	0.14

Interest-bearing checking and money market	16,583.3	1.04	15,189.1	0.57

Time deposits maturing:
Within 3 months	1,480.0	1.66	1,785.3	1.04
After 3 but within 6 months	1,375.6	1.67	740.5	0.90
After 6 months but within 1 year	2,511.5	1.83	1,354.9	1.14
After 1 but within 2 years	1,275.5	1.98	1,060.0	1.42
After 2 but within 3 years	153.5	1.97	358.9	1.73
After 3 but within 4 years	102.1	1.63	62.0	1.03
After 4 but within 5 years	18.0	1.29	92.6	1.62
After 5 years (1)	—	1.01	0.1	0.86

Total	6,916.2	1.78	5,454.3	1.17

Total deposits	$36,159.0	0.83%	$33,056.3	0.47%

(1)	Amount totaled less than $0.1 million at December 31, 2018.

Time deposits issued in amounts that exceed $250,000 totaled $1.1 billion and $1.0 billion at December 31, 2018 and 2017, respectively. Overdrafts of non-interest-bearing deposit accounts totaling $2.7 million and $2.2 million at December 31, 2018 and 2017, respectively, have been classified as loans.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Interest expense on deposits is summarized as follows:

Years ended December 31 (in millions)	2018	2017	2016
Savings	$7.2	$9.7	$9.6
Interest-bearing checking and money market	120.2	70.4	43.4
Time	88.7	50.6	47.9

Total	$216.1	$130.7	$100.9

NOTE 10 – Borrowings

People’s United’s borrowings are summarized as follows:

	2018		2017
As of December 31 (dollars in millions)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Fixed-rate FHLB advances maturing:
Within 1 month	$2,270.3	2.59%	$1,863.0	1.49%
After 1 month but within 1 year	61.0	1.76	891.5	1.86
After 1 but within 2 years	54.2	1.75	—	—
After 2 but within 3 years	6.8	2.11	15.1	1.76
After 3 but within 4 years	1.3	0.52	—	—
After 4 but within 5 years	0.6	0.05	0.9	0.75
After 5 years	10.3	1.64	3.9	1.50

Total FHLB advances	2,404.5	2.54	2,774.4	1.61

Federal funds purchased maturing:
Within 1 month	845.0	2.53	820.0	1.47

Total federal funds purchased	845.0	2.53	820.0	1.47

Customer repurchase agreements maturing:
Within 1 month	332.9	0.61	301.6	0.19

Total customer repurchase agreements	332.9	0.61	301.6	0.19

Other borrowings maturing:
Within 1 year	11.0	2.40	2.4	1.33
After 5 years	—	—	205.4	2.58

Total other borrowings	11.0	2.40	207.8	2.57

Total borrowings	$3,593.4	2.36%	$4,103.8	1.53%

At December 31, 2018, the Bank’s total borrowing capacity from (i) the FHLB of Boston and the FRB-NY for advances and (ii) repurchase agreements was $10.9 billion based on the level of qualifying collateral available for these borrowings. In addition, the Bank had unsecured borrowing capacity of $1.0 billion at that date. FHLB advances are secured by the Bank’s investment in FHLB stock and by a security agreement that requires the Bank to maintain, as collateral, sufficient qualifying assets not otherwise pledged (principally single-family residential mortgage loans, home equity lines of credit and loans, and commercial real estate loans). At December 31, 2017, other borrowings included one remaining securitization totaling $205.4 million assumed in the LEAF acquisition, which was repaid without penalty in June 2018 (see Note 2).

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Interest expense on borrowings consists of the following:

Years ended December 31 (in millions)	2018	2017	2016
FHLB advances	$54.5	$31.5	$19.3
Federal funds purchased	13.6	7.1	2.9
Customer repurchase agreements	1.0	0.6	0.6
Other borrowings	1.8	2.1	—

Total	$70.9	$41.3	$22.8

Information concerning People’s United’s borrowings is presented below:

As of and for the years ended December 31 (dollars in millions)	2018	2017	2016
FHLB advances:
Balance at year end	$2,404.5	$2,774.4	$3,061.1
Average outstanding during the year	2,653.6	2,677.5	3,093.7
Maximum outstanding at any month end	3,510.1	3,130.8	3,562.5
Average interest rate during the year	2.05%	1.17%	0.62%

Federal funds purchased:
Balance at year end	$845.0	$820.0	$617.0
Average outstanding during the year	682.2	643.5	568.1
Maximum outstanding at any month end	855.0	820.0	872.0
Average interest rate during the year	2.00%	1.11%	0.50%

Customer repurchase agreements:
Balance at year end	$332.9	$301.6	$343.3
Carrying amount of collateral securities at year end	342.3	307.7	350.2
Average outstanding during the year	252.7	311.0	337.2
Maximum outstanding at any month end	332.9	331.6	427.2
Average interest rate during the year	0.40%	0.19%	0.19%

Other borrowings:
Balance at year end	$11.0	$207.8	$35.4
Average outstanding during the year	104.5	132.0	2.8
Maximum outstanding at any month end	207.6	237.4	35.4
Average interest rate during the year	1.66%	1.60%	0.66%

NOTE 11 – Notes and Debentures

Notes and debentures are summarized as follows:

As of December 31 (in millions)	2018	2017
People’s United Financial, Inc.:
3.65% senior notes due 2022	$497.7	$497.1
People’s United Bank:
4.00% subordinated notes due 2024	398.1	404.5

Total notes and debentures	$895.8	$901.6

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

NOTE 12 – Income Taxes

The following is a summary of total income tax expense:

Years ended December 31 (in millions)	2018	2017	2016
Income tax expense applicable to pre-tax income	$108.2	$129.9	$128.5
Deferred income tax (benefit) expense applicable to items reported in total other comprehensive (loss) income (note 16)	(12.2)	8.3	(10.6)

Total	$96.0	$138.2	$117.9

The components of income tax expense applicable to pre-tax income are summarized as follows:

Years ended December 31 (in millions)	2018	2017	2016
Current tax expense:
Federal	$83.0	$88.9	$109.7
State	23.3	15.2	15.1

Total current tax expense	106.3	104.1	124.8
Deferred tax expense (1)	1.9	25.8	3.7

Total income tax expense	$108.2	$129.9	$128.5

(1)	Includes the effect of increases (decreases) in the valuation allowance for state deferred tax assets of $0.3 million, $(0.6) million and $(1.3) million in 2018, 2017 and 2016, respectively.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following is a reconciliation of expected income tax expense, computed at the U.S. federal statutory rate of 21% in 2018 and 35% in both 2017 and 2016, to actual income tax expense:

	2018		2017		2016
Years ended December 31 (dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate
Expected income tax expense	$121.0	21.0%	$163.5	35.0%	$143.3	35.0%
State income tax, net of federal tax effect	23.2	4.1	12.2	2.6	10.0	2.5
Non-deductible FDIC insurance premiums	6.5	1.1	—	—	—	—
Tax-exempt interest	(19.4)	(3.4)	(26.6)	(5.7)	(20.0)	(4.9)
Federal income tax credits	(12.3)	(2.1)	(11.6)	(2.5)	(5.3)	(1.3)
Tax-exempt income from BOLI	(1.5)	(0.3)	(2.2)	(0.5)	(2.0)	(0.5)
Tax benefits realized in connection with:
The Tax Cuts and Jobs Act	(9.2)	(1.6)	(6.5)	(1.4)	—	—
Equity-based compensation	(1.3)	(0.2)	(1.1)	(0.2)	—	—
Other, net	1.2	0.2	2.2	0.5	2.5	0.6

Actual income tax expense	$108.2		$129.9		$128.5

Effective income tax rate		18.8%		27.8%		31.4%

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The most significant provision of the Act applicable to the Company served to reduce the U.S. federal corporate income tax rate, effective January 1, 2018, from 35% to 21%. In connection with its accounting for enactment of the Act, the Company recognized an income tax benefit of $6.5 million during the quarter ended December 31, 2017. This benefit, which served to reduce income tax expense, reflected the revaluation of certain deferred tax assets ($58.0 million) and deferred tax liabilities ($64.5 million) based on the rates at which they are expected to reverse in the future (generally 21%). During the quarter ended December 31, 2018, the Company recognized an income tax benefit of $9.2 million related, primarily, to voluntary employer contributions totaling $50 million made to the Company’s defined benefit pension plans in February 2018 and deducted (as permitted) on the Company’s 2017 federal income tax return (see Note 17).

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In February 2018, as a result of the enactment of the Act, the FASB issued new accounting guidance providing entities with the option to reclassify, from accumulated other comprehensive income to retained earnings, certain “stranded tax effects” resulting from application of the Act. The guidance is effective for all organizations for fiscal years beginning after December 15, 2018 (January 1, 2019 for People’s United), including interim periods within those fiscal years, and early adoption is permitted. The Company elected to early adopt this amendment effective January 1, 2018 (see Note 1).

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

Affordable housing investments, including all legally binding commitments to fund future investments, are included in other assets in the Consolidated Statements of Condition ($304.1 million and $250.7 million at December 31, 2018 and 2017, respectively). Included in other liabilities in the Consolidated Statements of Condition is a liability for all legally binding unfunded commitments to fund future investments ($119.7 million and $99.6 million at those dates). The cost of the Company’s investments is amortized on a straight-line basis over the period during which the related federal income tax credits are realized (generally ten years). Amortization expense, which is included as a component of income tax expense in the Consolidated Statements of Income, totaled $19.1 million, $16.7 million and $12.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

In 1998, the Bank formed a passive investment company, People’s Mortgage Investment Company (“PMIC”), in accordance with Connecticut tax laws, which permit transfers of mortgage loans to such subsidiaries on or after January 1, 1999. The related earnings of PMIC, and any dividends it pays to the Bank, are not subject to Connecticut income tax. As a result of the exclusion of such earnings and dividends from Connecticut taxable income beginning in 1999, the Bank has established a valuation allowance for the full amount of its Connecticut deferred tax asset attributable to net temporary differences and state net operating loss carryforwards. Connecticut tax net operating loss carryforwards totaled $1.3 billion at December 31, 2018 and expire between 2020 and 2032.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to People’s United’s deferred tax assets and liabilities are as follows:

As of December 31 (in millions)	2018	2017
Deferred tax assets:
State tax net operating loss carryforwards, net of federal tax effect	$79.4	$80.9
Allowance for loan losses and non-accrual interest	62.3	61.0
Equity-based compensation	15.6	12.4
Unrealized loss on debt securities available-for-sale	15.4	9.2
Acquisition-related deferred tax assets	13.3	—
Unrealized loss on debt securities transferred to held-to-maturity	4.7	6.2
Pension and other postretirement benefits	—	3.7
Other deductible temporary differences	28.5	21.3

Total deferred tax assets	219.2	194.7
Less: valuation allowance for state deferred tax assets	(80.1)	(79.8)

Total deferred tax assets, net of the valuation allowance	139.1	114.9

Deferred tax liabilities:
Leasing activities	(82.0)	(71.7)
Book over tax income recognized on consumer loans	(17.5)	(13.0)
Mark-to-market and original issue discounts for tax purposes	(10.4)	(9.0)
Pension and other postretirement benefits	(9.7)	—
Temporary differences related to merchant services joint venture	(3.7)	(3.9)
Acquisition-related deferred tax liabilities	—	(21.0)
Deferred cancellation-of-indebtedness income	—	(3.0)
Other taxable temporary differences	(4.4)	(4.6)

Total deferred tax liabilities	(127.7)	(126.2)

Net deferred tax asset (liability)	$11.4	$(11.3)

Based on People’s United’s recent historical and anticipated future pre-tax earnings and the reversal of taxable temporary differences, management believes it is more likely than not that People’s United will realize its total deferred tax assets, net of the valuation allowance.

People’s United’s current income tax receivable at December 31, 2018 and 2017 totaled $31.4 million and $68.7 million, respectively.

The following is a reconciliation of the beginning and ending balances of People’s United’s unrecognized income tax benefits related to uncertain tax positions:

Years ended December 31 (in millions)	2018	2017	2016
Balance at beginning of year	$2.7	$2.8	$2.7
Additions for tax positions taken in prior years	2.5	0.1	0.1
Reductions for tax positions taken in prior years	—	—	—
Reductions attributable to audit settlements/lapse of statute of limitations	—	(0.2)	—

Balance at end of year	$5.2	$2.7	$2.8

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

If recognized, the unrecognized income tax benefits at December 31, 2018 would minimally affect People’s United’s annualized income tax rate. Accrued interest expense related to the unrecognized income tax benefits totaled $0.9 million and $0.8 million at December 31, 2018 and 2017, respectively. People’s United recognizes accrued interest related to unrecognized income tax benefits and penalties, if incurred, as components of income tax expense in the Consolidated Statements of Income. The amount of total unrecognized income tax benefits is not expected to change significantly within the next twelve months. People’s United files a consolidated U.S. federal income tax return and various state income tax returns and is no longer subject to federal or state income tax examinations through 2011.

NOTE 13 – Stockholders’ Equity and Dividends

People’s United is authorized to issue (i) 50.0 million shares of preferred stock, par value of $0.01 per share, of which 10.0 million shares were outstanding at December 31, 2018, and (ii) 1.95 billion shares of common stock, par value of $0.01 per share, of which 466.3 million shares were issued at December 31, 2018.

Treasury stock includes (i) common stock repurchased by People’s United, either directly or through agents, in the open market at prices and terms satisfactory to management in connection with stock repurchases authorized by its Board of Directors (86.4 million shares at December 31, 2018) and (ii) common stock purchased in the open market by a trustee with funds provided by People’s United and originally intended for awards under the People’s United Financial, Inc. 2007 Recognition and Retention Plan (the “RRP”) (2.6 million shares at December 31, 2018). Following shareholder approval of the People’s United Financial, Inc. 2014 Long-Term Incentive Plan (the “2014 Plan”) in 2014, no new awards may be granted under the RRP (see Note 18).

In April 2007, People’s United established an Employee Stock Ownership Plan (the “ESOP”) (see Note 17). At that time, People’s United loaned the ESOP $216.8 million to purchase 10.5 million shares of People’s United common stock in the open market. Shares of People’s United common stock are held by the ESOP and allocated to eligible participants annually based upon a percentage of each participant’s eligible compensation. At December 31, 2018, 6.3 million shares of People’s United common stock, with a contra-equity balance of $130.1 million, have not been allocated or committed to be released.

Common dividends declared and paid per common share totaled $0.6975, $0.6875 and $0.6775 for the years ended December 31, 2018, 2017 and 2016, respectively. People’s United’s common dividend payout ratio (common dividends paid as a percentage of net income available to common shareholders) was 53.7%, 70.6% and 73.7% for the years ended December 31, 2018, 2017 and 2016, respectively.

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

In 2018, 2017 and 2016, the Bank paid a total of $342.0 million, $292.0 million and $271.0 million, respectively, in cash dividends to People’s United (parent company). At December 31, 2018, the Bank’s retained net income, as defined by federal regulations, totaled $201.8 million.

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

In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments, a financial institution must hold a capital conservation buffer above its minimum risk-based capital requirements. For 2017 and 2018, the capital conservation buffer was 1.25% and 1.875%, respectively, and increases to 2.5% in 2019, the final year of the phase-in period.

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

Management believes that, as of December 31, 2018, both People’s United and the Bank met all capital adequacy requirements to which each is subject. Further, the most recent regulatory notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. Since that notification, no conditions or events have occurred that have caused management to believe any change in the Bank’s capital classification would be warranted.

The following is a summary of People’s United’s and the Bank’s regulatory capital amounts and ratios under the Basel III capital rules. The minimum capital required amounts as of December 31, 2018 and 2017 are based on the capital conservation buffer phase-in provisions (as applicable for each year) of the Basel III capital rules. In connection with the adoption of the Basel III capital rules, both the Company and the Bank elected to opt-out of the requirement to include most components of AOCL in CET 1 capital. At December 31, 2018, People’s United’s and the Bank’s total risk-weighted assets, as defined, were both $35.9 billion, compared to $33.3 billion and $33.2 billion, respectively, at December 31, 2017. As discussed in Note 1, regulatory capital increased in 2018 by $37.9 million as a result of the reclassification of certain tax effects from AOCL, which resulted in an approximate 11 basis point increase in the risk-based capital ratios of both the Company and the Bank.

	As of December 31, 2018		Minimum Capital Required Basel III Phase-In (2018)		Classification as Well-Capitalized
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Capital (1):
People’s United	$3,927.2	8.7%	$1,806.0	4.0%	N/A	N/A
Bank	4,076.0	9.0	1,805.4	4.0	$2,256.8	5.0%

CET 1 Risk-Based Capital (2):
People’s United	3,683.1	10.3	2,289.3	6.375	N/A	N/A
Bank	4,076.0	11.4	2,287.1	6.375	2,331.9	6.5

Tier 1 Risk-Based Capital (3):
People’s United	3,927.2	10.9	2,827.9	7.875	2,154.6	6.0
Bank	4,076.0	11.4	2,825.2	7.875	2,870.0	8.0

Total Risk-Based Capital (4):
People’s United	4,505.7	12.5	3,546.1	9.875	3,591.0	10.0
Bank	4,719.1	13.2	3,542.7	9.875	3,587.5	10.0

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	As of December 31, 2017		Minimum Capital Required Basel III Phase-In (2017)		Classification as Well-Capitalized
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Capital (1):
People’s United	$3,474.1	8.3%	$1,666.6	4.0%	N/A	N/A
Bank	3,543.0	8.5	1,663.0	4.0	$2,078.7	5.0%

CET 1 Risk-Based Capital (2):
People’s United	3,230.0	9.7	1,912.2	5.750	N/A	N/A
Bank	3,543.0	10.7	1,909.1	5.750	2,158.2	6.5

Tier 1 Risk-Based Capital (3):
People’s United	3,474.1	10.4	2,411.1	7.250	1,995.4	6.0
Bank	3,543.0	10.7	2,407.2	7.250	2,656.2	8.0

Total Risk-Based Capital (4):
People’s United	4,057.7	12.2	3,076.2	9.250	3,325.6	10.0
Bank	4,179.7	12.6	3,071.2	9.250	3,320.2	10.0

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

NOTE 15 – Earnings Per Common Share

The following is an analysis of People’s United’s basic and diluted EPS, reflecting the application of the two-class method, as described in Note 1:

Years ended December 31 (in millions, except per common share data)	2018	2017	2016
Net income available to common shareholders	$454.0	$323.1	$279.2
Dividends paid on and undistributed earnings allocated to participating securities	(0.2)	(0.5)	(0.9)

Earnings attributable to common shareholders	$453.8	$322.6	$278.3

Weighted average common shares outstanding for basic EPS	348.1	330.3	303.1
Effect of dilutive equity-based awards	3.6	2.6	0.9

Weighted average common shares and common-equivalent shares for diluted EPS	351.7	332.9	304.0

EPS:
Basic	$1.30	$0.98	$0.92

Diluted	1.29	0.97	0.92

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

All unallocated ESOP common shares and all common shares accounted for as treasury shares have been excluded from the calculation of basic and diluted EPS. Anti-dilutive equity-based awards totaling 6.8 million shares, 8.9 million shares and 13.6 million shares for the years ended December 31, 2018, 2017 and 2016, respectively, have also been excluded from the calculation of diluted EPS.

NOTE 16 – Comprehensive Income

Comprehensive income represents the sum of net income and items of “other comprehensive income or loss,” including (on an after-tax basis): (i) net actuarial gains and losses, prior service credits and costs, and transition assets and obligations related to People’s United’s pension and other postretirement plans; (ii) net unrealized gains and losses on debt securities available-for-sale; (iii) net unrealized gains and losses on debt securities transferred to held-to-maturity; and (iv) net unrealized gains and losses on derivatives accounted for as cash flow hedges. People’s United’s total comprehensive income for the years ended December 31, 2018, 2017 and 2016 is reported in the Consolidated Statements of Comprehensive Income.

The following is a summary of the changes in the components of AOCL, which are included in People’s United’s stockholders’ equity on an after-tax basis:

(in millions)	Pension and Other Postretirement Plans	Net Unrealized Gains (Losses) on Debt Securities Available-for-Sale	Net Unrealized Gains (Losses) on Debt Securities Transferred to Held-to-Maturity	Net Unrealized Gains (Losses) on Derivatives Accounted for as Cash Flow Hedges	Total AOCL
Balance at December 31, 2015	$(140.0)	$(17.7)	$(19.5)	$—	$(177.2)

Other comprehensive income (loss) before reclassifications	(9.6)	(18.3)	—	(0.1)	(28.0)
Amounts reclassified from AOCL (1)	4.0	3.7	2.1	0.4	10.2

Current period other comprehensive income (loss)	(5.6)	(14.6)	2.1	0.3	(17.8)

Balance at December 31, 2016	(145.6)	(32.3)	(17.4)	0.3	(195.0)

Other comprehensive income (loss) before reclassifications	(2.8)	(5.3)	—	(0.6)	(8.7)
Amounts reclassified from AOCL (1)	4.3	16.0	2.3	(0.6)	22.0

Current period other comprehensive income (loss)	1.5	10.7	2.3	(1.2)	13.3

Balance at December 31, 2017	(144.1)	(21.6)	(15.1)	(0.9)	(181.7)

Other comprehensive income (loss) before reclassifications	(24.7)	(29.0)	—	(1.3)	(55.0)
Amounts reclassified from AOCL (1)	6.3	7.5	3.0	0.4	17.2

Current period other comprehensive income (loss)	(18.4)	(21.5)	3.0	(0.9)	(37.8)
Transition adjustments related to adoption of new accounting standards (2)	(30.0)	(3.9)	(3.2)	(0.2)	(37.3)

Balance at December 31, 2018	$(192.5)	$(47.0)	$(15.3)	$(2.0)	$(256.8)

(1)	See the following table for details about these reclassifications.
(2)	See Note 1.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following is a summary of the amounts reclassified from AOCL:

Years ended December 31 (in millions)	Amounts Reclassified from AOCL			Affected Line Item in the Statement Where Net Income is Presented
	2018	2017	2016
Details about components of AOCL:
Amortization of pension and other postretirement plans items:
Net actuarial loss	$(8.6)	$(9.3)	$(7.2)	(1)
Prior service credit	0.3	0.8	0.8	(1)

	(8.3)	(8.5)	(6.4)	Income before income tax expense
	2.0	4.2	2.4	Income tax expense

	(6.3)	(4.3)	(4.0)	Net income

Reclassification adjustment for net realized losses on debt securities available-for-sale	(9.9)	(25.4)	(5.9)	Income before income tax expense (2)
	2.4	9.4	2.2	Income tax expense

	(7.5)	(16.0)	(3.7)	Net income

Amortization of unrealized losses on debt securities transferred to held-to-maturity	(3.9)	(3.7)	(3.3)	Income before income tax expense (3)
	0.9	1.4	1.2	Income tax expense

	(3.0)	(2.3)	(2.1)	Net income

Amortization of unrealized gains and losses on cash flow hedges:
Interest rate swaps	(0.6)	0.8	(0.8)	(4)
Interest rate locks	0.1	0.1	0.1	(4)

	(0.5)	0.9	(0.7)	Income before income tax expense
	0.1	(0.3)	0.3	Income tax expense

	(0.4)	0.6	(0.4)	Net income

Total reclassifications for the period	$(17.2)	$(22.0)	$(10.2)

(1)	Included in the computation of net periodic benefit income (expense) reflected in other non-interest expense (see Note 17 for additional details).
(2)	Included in non-interest income.
(3)	Included in interest and dividend income — securities.
(4)	Included in interest expense — notes and debentures.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Deferred income taxes applicable to the components of AOCL are as follows:

As of December 31 (in millions)	2018	2017	2016
Net actuarial loss and other amounts related to pension and other postretirement plans	$59.4	$83.5	$85.0
Net unrealized loss on debt securities available-for-sale	14.7	12.7	18.8
Net unrealized loss on debt securities transferred to held-to-maturity	4.7	8.8	10.2
Net unrealized loss (gain) on derivatives accounted for as cash flow hedges	0.6	0.5	(0.2)

Total deferred income taxes	$79.4	$105.5	$113.8

The following is a summary of the components of People’s United’s total other comprehensive income (loss):

Year ended December 31, 2018 (in millions)	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net actuarial gains and losses on pension and other postretirement plans:
Net actuarial loss arising during the year	$(32.6)	$7.9	$(24.7)
Reclassification adjustment for net actuarial loss included in net income	8.6	(2.1)	6.5

Net actuarial loss	(24.0)	5.8	(18.2)

Prior service credit on pension and other postretirement plans:
Reclassification adjustment for prior service credit included in net income	(0.3)	0.1	(0.2)

Net actuarial loss and prior service credit	(24.3)	5.9	(18.4)

Net unrealized gains and losses on debt securities available-for-sale:
Net unrealized holding losses arising during the year	(38.3)	9.3	(29.0)
Reclassification adjustment for net realized losses included in net income	9.9	(2.4)	7.5

Net unrealized losses	(28.4)	6.9	(21.5)

Net unrealized gains and losses on debt securities transferred to held-to-maturity:
Reclassification adjustment for amortization of unrealized losses on debt securities transferred to held-to-maturity included in net income	3.9	(0.9)	3.0

Net unrealized gains	3.9	(0.9)	3.0

Net unrealized gains and losses on derivatives accounted for as cash flow hedges:
Net unrealized losses arising during the year	(1.7)	0.4	(1.3)
Reclassification adjustment for net realized losses included in net income	0.5	(0.1)	0.4

Net unrealized losses	(1.2)	0.3	(0.9)

Total other comprehensive loss	$(50.0)	$12.2	$(37.8)

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Pre-Tax Amount	Tax Effect	After-Tax Amount
Year ended December 31, 2017 (in millions)
Net actuarial gains and losses on pension and other postretirement plans:
Net actuarial loss arising during the year	$(5.5)	$2.7	$(2.8)
Reclassification adjustment for net actuarial loss included in net income	9.3	(4.6)	4.7

Net actuarial gain	3.8	(1.9)	1.9

Prior service credit on pension and other postretirement plans:
Reclassification adjustment for prior service credit included in net income	(0.8)	0.4	(0.4)

Net actuarial gain and prior service credit	3.0	(1.5)	1.5

Net unrealized gains and losses on debt securities available-for-sale:
Net unrealized holding losses arising during the year	(8.6)	3.3	(5.3)
Reclassification adjustment for net realized losses included in net income	25.4	(9.4)	16.0

Net unrealized gains	16.8	(6.1)	10.7

Net unrealized gains and losses on debt securities transferred to held-to-maturity:
Reclassification adjustment for amortization of unrealized losses on debt securities transferred to held-to-maturity included in net income	3.7	(1.4)	2.3

Net unrealized gains	3.7	(1.4)	2.3

Net unrealized gains and losses on derivatives accounted for as cash flow hedges:
Net unrealized losses arising during the year	(1.0)	0.4	(0.6)
Reclassification adjustment for net realized gains included in net income	(0.9)	0.3	(0.6)

Net unrealized losses	(1.9)	0.7	(1.2)

Total other comprehensive income	$21.6	$(8.3)	$13.3

Year ended December 31, 2016 (in millions)	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net actuarial gains and losses on pension and other postretirement plans:
Net actuarial loss arising during the year	$(15.5)	$5.9	$(9.6)
Reclassification adjustment for net actuarial loss included in net income	7.2	(2.7)	4.5

Net actuarial loss	(8.3)	3.2	(5.1)

Prior service credit on pension and other postretirement plans:
Reclassification adjustment for prior service credit included in net income	(0.8)	0.3	(0.5)

Net actuarial loss and prior service credit	(9.1)	3.5	(5.6)

Net unrealized gains and losses on debt securities available-for-sale:
Net unrealized holding losses arising during the year	(29.0)	10.7	(18.3)
Reclassification adjustment for net realized losses included in net income	5.9	(2.2)	3.7

Net unrealized losses	(23.1)	8.5	(14.6)

Net unrealized gains and losses on debt securities transferred to held-to-maturity:
Reclassification adjustment for amortization of unrealized losses on debt securities transferred to held-to-maturity included in net income	3.3	(1.2)	2.1

Net unrealized gains	3.3	(1.2)	2.1

Net unrealized gains and losses on derivatives accounted for as cash flow hedges:
Net unrealized losses arising during the year	(0.2)	0.1	(0.1)
Reclassification adjustment for net realized losses included in net income	0.7	(0.3)	0.4

Net unrealized gains	0.5	(0.2)	0.3

Total other comprehensive loss	$(28.4)	$10.6	$(17.8)

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

In addition to the People’s Qualified Plan, prior to October 1, 2018, People’s United maintained qualified defined benefit pension plans that covered former Chittenden Corporation employees who meet certain eligibility requirements (the “Chittenden Qualified Plan”) and former Suffolk employees who meet certain eligibility requirements (the “Suffolk Qualified Plan”). Effective October 1, 2018, both plans were merged into the People’s Qualified Plan. People’s United continues to maintain a qualified defined benefit pension plan that covers former First Connecticut employees who meet certain eligibility requirements (the “First Connecticut Qualified Plan”). All benefits under this plan were frozen effective February 28, 2013.

People’s United also maintains (i) unfunded, nonqualified supplemental plans to provide retirement benefits to certain senior officers (the “People’s Supplemental Plans”) and (ii) an unfunded plan that provides retirees with optional medical, dental and life insurance benefits (the “People’s Postretirement Plan”). People’s United accrues the cost of these postretirement benefits over the employees’ years of service to the date of their eligibility for such benefit. People’s United also continues to maintain for certain eligible former First Connecticut employees (i) an unfunded, nonqualified supplemental retirement plan (the “First Connecticut Supplemental Plan”) and (ii) unfunded plans that provide medical, dental and life insurance benefits (the “First Connecticut Postretirement Plans”).

An employer is required to recognize an asset or a liability for the funded status of pension and other postretirement plans. The funded status is measured as the difference between the fair value of plan assets and the applicable benefit obligation, which is the projected benefit obligation for a pension plan and the accumulated postretirement benefit obligation for another postretirement plan. Plan assets and benefit obligations are required to be measured as of the date of the employer’s fiscal year-end.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes changes in the benefit obligations and plan assets of (i) the People’s Qualified Plan (including the Chittenden Qualified Plan and the Suffolk Qualified Plan), the First Connecticut Qualified Plan, the Supplemental Plans and the First Connecticut Supplemental Plan (together the “Pension Plans”) and (ii) the People’s Postretirement Plan and the First Connecticut Postretirement Plans (together the “Other Postretirement Plans”). The table also shows the funded status (or the difference between benefit obligations and plan assets) recognized in the Consolidated Statements of Condition. All plans have a December 31 measurement date.

	Pension Plans		Other Postretirement Plans
(in millions)	2018	2017	2018	2017
Benefit obligations: (1)
Beginning of year	$584.8	$489.3	$14.6	$13.6
Service cost	—	—	0.3	0.2
Interest cost	20.2	19.1	0.5	0.6
Actuarial (gain) loss	(51.0)	50.7	(1.7)	1.2
Benefits paid	(21.4)	(19.5)	(0.8)	(1.0)
Settlements	(2.7)	(6.5)	—	—
Acquisitions (2)	35.2	51.7	2.4	—
Plan revaluations (3)	(2.4)	—	—	—

End of year	562.7	584.8	15.3	14.6

Fair value of plan assets:
Beginning of year	584.9	478.0	—	—
Actual return on assets	(40.9)	84.3	—	—
Employer contributions	52.7	5.9	0.8	1.0
Benefits paid	(21.4)	(19.5)	(0.8)	(1.0)
Settlements	(2.7)	(6.5)	—	—
Acquisitions (2)	23.8	42.7	—	—

End of year	596.4	584.9	—	—

Funded status at end of year	$33.7	$0.1	$(15.3)	$(14.6)

Amounts recognized in the Consolidated Statements of Condition:
Other assets	$78.0	$46.4	$—	$—
Other liabilities	(44.3)	(46.3)	(15.3)	(14.6)

Funded status at end of year	$33.7	$0.1	$(15.3)	$(14.6)

(1)	Represents the projected benefit obligation for the Pension Plans and the accumulated benefit obligation for the Other Postretirement Plans.
(2)

Represents the benefit obligations and plan assets of the First Connecticut Qualified Plan as of October 1, 2018, the Suffolk Qualified Plan as of April 1, 2017 and the benefit obligation of the First Connecticut Postretirement Plans as of October 1, 2018.

(3)	Represents the revaluations of the Chittenden Qualified Plan and the Suffolk Qualified Plan, effective October 1, 2018, upon merging into the People’s Qualified Plan.

Plan assets for the People’s Qualified Plan and the First Connecticut Qualified Plan (together the “Qualified Plans”) were $575.1 million and $21.3 million, respectively, as of December 31, 2018. The related projected benefit obligation of each plan was $497.1 million and $21.6 million, respectively, at the same date.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Although the People’s Supplemental Plans and the First Connecticut Supplemental Plan (together the “Supplemental Plans”) hold no assets, People’s United has funded trusts to provide benefit payments to the extent such benefits are not paid directly by People’s United. Trust assets of $39.9 million as of December 31, 2018 (which are included in other assets in the Consolidated Statements of Condition) were exceeded by the related projected benefit obligation ($44.0 million) at that date.

The following table summarizes the accumulated and projected benefit obligations for the Pension Plans at the respective measurement dates:

	Pension Plans
As of December 31 (in millions)	2018	2017
Accumulated benefit obligations:
Qualified Plans	$518.7	$547.0
Supplemental Plans	43.6	37.8

Total	$562.3	$584.8

Projected benefit obligations:
Qualified Plans	$518.7	$547.0
Supplemental Plans	44.0	37.8

Total	$562.7	$584.8

Components of net periodic benefit (income) expense and other amounts recognized in other comprehensive income (loss) are as follows:

	Pension Plans			Other Postretirement Plans
Years ended December 31 (in millions)	2018	2017	2016	2018	2017	2016
Net periodic benefit (income) expense:
Interest cost	$20.2	$19.1	$18.6	$0.8	$0.8	$0.9
Expected return on plan assets	(44.3)	(37.9)	(34.6)	—	—	—
Recognized net actuarial loss	7.3	6.5	6.1	0.3	0.2	0.2
Recognized prior service credit	(0.3)	(0.8)	(0.8)	—	—	—
Settlements (1)	1.0	2.6	0.8	—	—	—

Net periodic benefit (income) expense (2)	(16.1)	(10.5)	(9.9)	1.1	1.0	1.1

Other changes in plan assets and benefit obligations recognized in other comprehensive (loss) income:
Net actuarial loss (gain)	26.0	(4.8)	8.7	(2.0)	1.0	(0.4)
Prior service credit	0.3	0.8	0.8	—	—	—

Total pre-tax changes recognized in other comprehensive (loss) income	26.3	(4.0)	9.5	(2.0)	1.0	(0.4)

Total recognized in net periodic benefit expense (income) and other comprehensive (loss) income	$10.2	$(14.5)	$(0.4)	$(0.9)	$2.0	$0.7

(1)

Settlement charges are a result of lump-sum benefit payments in excess of the sum of a plan’s annual interest and service costs. When an employer settles the full amount of its obligation for vested benefits with respect to some of a plan’s participants, the employer is required to recognize in income a pro-rata portion of the aggregate gain or loss recorded in AOCL.

(2)	As discussed in Note 1, amounts are included in other non-interest expense for all years presented.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The pre-tax amounts in AOCL that have not been recognized as components of net periodic benefit (income) expense are as follows:

	Pension Plans		Other Postretirement Plans
As of December 31 (in millions)	2018	2017	2018	2017
Net actuarial loss	$249.0	$223.1	$2.8	$4.8
Prior service credit	—	(0.3)	—	—

Total pre-tax amounts included in AOCL	$249.0	$222.8	$2.8	$4.8

The Company uses a corridor approach in the valuation of its Qualified Plans, which results in the deferral of actuarial gains and losses resulting from differences between actual results and actuarial assumptions. Amortization of actuarial gains and losses occurs when the accumulated unrecognized gain or loss balance, as of the beginning of the year, exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets. The excess unrecognized gain or loss balance is amortized over the average remaining life expectancy of plan participants for the People’s Qualified Plan (approximately 27 years) and over the average working lifetime of active participants for the First Connecticut Qualified Plan (approximately 11 years) as of December 31, 2018.

The following assumptions were used in determining the benefit obligations and net periodic benefit (income) expense as of and for the periods indicated:

	Qualified Plans			Other Postretirement Plans
	2018	2017	2016	2018	2017	2016
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate:
People’s Qualified Plan	4.41%	3.74%	4.41%	4.40%	3.70%	4.40%
First Connecticut Qualified Plan	4.41	—	—	n/a	—	—
Chittenden Qualified Plan (1)	n/a	3.62	4.16	n/a	n/a	n/a
Suffolk Qualified Plan (1)	n/a	3.72	—	n/a	n/a	—
Rate of compensation increase	n/a	n/a	n/a	n/a	n/a	n/a

Weighted-average assumptions used to determine net periodic benefit (income) expense for the years ended December 31:
Discount rate:
People’s Qualified Plan (2)	3.74%/4.34%	4.41%	4.64%	3.70%	4.40%	4.60%
First Connecticut Qualified Plan	4.35	—	—	n/a	—	—
Chittenden Qualified Plan (1)	n/a	4.16	4.45	n/a	n/a	n/a
Suffolk Qualified Plan (1)	n/a	4.24	—	n/a	n/a	—
Expected return on plan assets
People’s Qualified Plan	7.25	7.25	7.25	n/a	n/a	n/a
First Connecticut Qualified Plan	6.00	—	—	n/a	n/a	n/a
Rate of compensation increase	n/a	n/a	n/a	n/a	n/a	n/a

Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	n/a	n/a	n/a	6.00%	6.20%	6.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	4.50	4.50	4.50
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2037	2037	2037

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

n/a — not applicable

(1)	Effective October 1, 2018, the Chittenden Qualified Plan and the Suffolk Qualified Plan were merged into the People’s Qualified Plan.
(2)	Rate of 3.74% through September 30, 2018 and 4.34% thereafter.

The discount rates used to determine the benefit obligation of the Supplemental Plans at December 31, 2018 ranged from 4.00% to 4.40%, while the discount rate used to determine net periodic benefit (income) expense for 2018 ranged from 3.32% to 4.30%. The discount rates used to determine the benefit obligation of the People’s Supplemental Plans at December 31, 2017 ranged from 3.32% to 3.70%, while the discount rate used to determine net periodic benefit (income) expense for 2017 ranged from 3.60% to 4.60%.

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

Effective January 1, 2016, People’s United changed the method used to estimate the interest cost component of net periodic benefit income for the People’s Qualified Plan, the Chittenden Qualified Plan and the People’s Postretirement Plan. Instead of using spot interest rate yield curves as discussed above, People’s United elected to use a full yield curve approach to estimate this component of benefit income by applying the specific spot rates along the yield curve, used in the determination of the benefit obligations, to the relevant projected cash flows. This change is expected to improve the correlation between projected benefit cash flows and the corresponding yield curve spot rates and to provide a more precise measurement of interest cost. This change did not affect the measurement of People’s United’s total benefit obligations as the change in interest cost is completely offset by the actuarial gain or loss recognized. People’s United considered this a change in accounting estimate and, accordingly, accounted for it prospectively beginning in 2016.

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

The impact in 2016 of the change in accounting estimate for the People’s Supplemental Plans and the People’s Postretirement Plan was $0.3 million.

In developing an expected long-term rate of return on asset assumption for the Qualified Plans for purposes of determining 2018 net periodic benefit income, People’s United considered the historical returns and the future expectations for returns within each asset class, as well as the target asset allocation of the pension portfolio. This resulted in an expected long-term rate of return assumption of 7.25% for the People’s Qualified Plan and 6.00% for the First Connecticut Qualified Plan. This was intended to reflect expected asset returns over the life of the related pension benefits expected to be paid.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In 2019, $20.4 million in net periodic benefit income is expected to be recognized related to the Qualified Plans. This amount was determined using the following assumptions: (i) expected long-term rates of return of 7.25% and 6.00% for the People’s Qualified Plan and the First Connecticut Qualified Plan, respectively; (ii) a discount rate of 4.41% (based on the full yield curve approach discussed above); and (iii) updated mortality tables issued by the Society of Actuaries in the fourth quarter of 2018. The mortality rate is a key assumption used in valuing retirement benefit obligations as it reflects the probability of future benefit payments that are contingent upon the longevity of plan participants and their beneficiaries. Adoption of updated mortality tables resulted in a decrease in the related benefit obligation of $1.7 million for the Qualified Plans.

People’s United’s funding policy is to contribute the amounts required by applicable regulations, although additional amounts may be contributed from time to time. In February 2018, People’s United made voluntary employer contributions of $40 million to the People’s Qualified Plan and $10 million to the Chittenden Qualified Plan (none to the Suffolk Qualified Plan) in response to tax reform (see Note 12). Employer contributions for the Supplemental Plans and the Other Postretirement Plans in 2019 are expected to total $14.9 million, representing net benefit payments expected to be paid under these plans.

Expected future net benefit payments for the Pension Plans as of December 31, 2018 are: $42.3 million in 2019; $31.9 million in 2020; $34.1 million in 2021; $34.0 million in 2022; $36.4 million in 2023; and an aggregate of $202.5 million in 2024 through 2028. As of December 31, 2018, expected future net benefit payments for the Other Postretirement Plans are: (i) $0.8 million in each of the years 2019 through 2023 and (ii) an aggregate of $3.6 million in 2024 through 2028.

The investment strategy of the Qualified Plans is to develop a diversified portfolio, representing a variety of asset classes of varying duration, in order to effectively fund expected near-term and long-term benefit payments. All investment decisions are governed by an established policy that contains the following asset allocation guidelines:

	Asset Class
	Policy Target %	Policy Range %
Cash equivalents	1	0-20
Equity securities	75	55-95
Fixed income securities	24	10-40

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes the percentages of fair value for the major categories of assets in the Qualified Plans as of the respective measurement dates:

	Plan Assets
	2018		2017
As of December 31	People’s Qualified Plan	First Connecticut Qualified Plan	People’s Qualified Plan	Chittenden Qualified Plan	Suffolk Qualified Plan
Equity securities	70%	73%	69%	69%	70%
Cash and fixed income securities	30	27	31	31	30

Total	100%	100%	100%	100%	100%

The following tables present the Qualified Plans’ assets measured at fair value:

	Fair Value Measurements Using
As of December 31, 2018 (in millions)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$15.2	$—	$—	$15.2
Equity securities:
Corporate	216.6	—	—	216.6
Mutual funds	—	201.1	—	201.1
Fixed income securities:
Corporate	—	68.5	—	68.5
U.S. Treasury and municipals	—	58.6	—	58.6
Mutual funds	—	32.9	—	32.9
Other	—	3.5	—	3.5

Total	$231.8	$364.6	$—	$596.4

	Fair Value Measurements Using
As of December 31, 2017 (in millions)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$17.7	$—	$—	$17.7
Equity securities:
Corporate	229.8	—	—	229.8
Mutual funds	—	174.4	—	174.4
Fixed income securities:
Corporate	—	88.3	—	88.3
Mutual funds	—	34.8	—	34.8
U.S. Treasury and municipals	—	34.4	—	34.4
Other	—	5.5	—	5.5

Total	$247.5	$337.4	$—	$584.9

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Employee Stock Ownership Plan

In April 2007, People’s United established an ESOP. At that time, People’s United loaned the ESOP $216.8 million to purchase 10,453,575 shares of People’s United common stock in the open market. In order for the ESOP to repay the loan, People’s United expects to make annual cash contributions of approximately $18.8 million until 2036. Such cash contributions may be reduced by the cash dividends paid on unallocated ESOP shares, which totaled $4.6 million in 2018, $4.8 million in 2017 and $5.0 million in 2016. At December 31, 2018, the loan balance totaled $176.5 million.

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

Shares of People’s United common stock are held by the ESOP and allocated to eligible participants annually based upon a percentage of each participant’s eligible compensation. Since the ESOP was established, a total of 4,181,430 shares of People’s United common stock have been allocated or committed to be released to participants’ accounts. At December 31, 2018, 6,272,145 shares of People’s United common stock, with a fair value of $90.5 million at that date, have not been allocated or committed to be released.

Compensation expense related to the ESOP is recognized at an amount equal to the number of common shares committed to be released by the ESOP for allocation to participants’ accounts multiplied by the average fair value of People’s United’s common stock during the reporting period. The difference between the fair value of the shares of People’s United’s common stock committed to be released and the cost of those common shares is recorded as a credit to additional paid-in capital (if fair value exceeds cost) or, to the extent that no such credits remain in additional paid-in capital, as a charge to retained earnings (if fair value is less than cost). Expense recognized for the ESOP totaled $6.2 million, $6.4 million and $5.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Employee Savings Plans

People’s United sponsors an employee savings plan that qualifies as a 401(k) plan under the Internal Revenue Code. Employees may contribute up to 50% of their pre-tax compensation up to certain limits, and People’s United makes a matching contribution equal to 100% of a participant’s contributions up to 4% of pre-tax compensation. Participants vest immediately in their own contributions and after one year in People’s United’s contributions. A supplemental savings plan has also been established for certain senior officers and the Company has funded a trust to provide benefit payments to the extent such benefits are not paid directly by People’s United. People’s United also continues to maintain, for former First Connecticut participants who met certain eligibility requirements, a funded plan that provides supplemental retirement benefits. Combined trust assets of $16.5 million as of December 31, 2018 (which are included in other assets in the Consolidated Statements of Condition) were exceeded by the related combined benefit obligations of $42.6 million at that date. Expense recognized for these employee savings plans totaled $29.1 million, $25.4 million and $22.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 18 – Stock-Based Compensation Plans

Long-Term Incentive Plan

People’s United’s 2014 Plan, as amended and restated in 2017, and the predecessor 2008 Long-Term Incentive Plan and the 1998 Long-Term Incentive Plan (together the “Incentive Plans”) provide for awards to officers and employees in the form of: (i) incentive stock options that may afford tax benefits to recipients; (ii) non-statutory stock options that do not afford tax benefits to recipients but may provide tax benefits to People’s United; and (iii) stock appreciation rights, restricted stock and performance shares. A total of 75,850,000 shares of People’s United common stock are reserved for issuance under the 2014 Plan. The number of shares of common stock reserved under the 2014 Plan is depleted by one share for each option or stock appreciation right, by 5.32 shares for each restricted stock award and by 7.98 shares for each performance share. At December 31, 2018, a total of 42,754,315 reserved shares remain available for future awards.

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

People’s United has also granted restricted stock awards under the Incentive Plans. Employees become fully vested in these shares generally after a three-year period, with requisite service conditions and no performance-based conditions to such vesting. During the vesting period, dividends are paid on the restricted stock (for grants occurring prior to February 2017) or accrued to the employees’ benefit (for grants occurring in or after February 2017) and the recipients are entitled to vote these restricted shares. The fair value of all restricted stock awards is measured at the grant date based on quoted market prices. Unvested restricted stock awards become fully vested in the event of a change in control, as defined in the Incentive Plans.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Performance Shares Awarded

The following is a summary of performance share activity under the 2014 Plan:

	Shares	Weighted-Average Grant Date Fair Value
Unvested performance shares outstanding at December 31, 2015	—	$—
Granted	568,596	15.22
Forfeited	(15,664)	15.22
Vested	(947)	15.22

Unvested performance shares outstanding at December 31, 2016	551,985	15.22
Granted	466,923	18.61
Forfeited	(34,073)	16.28

Unvested performance shares outstanding at December 31, 2017	984,835	16.80
Granted	532,740	19.78
Forfeited	(62,124)	17.82
Vested	(2,079)	16.70

Unvested performance shares outstanding at December 31, 2018	1,453,372	$17.85

Expense related to unvested performance shares is recognized on a straight-line basis, generally over the applicable service period, and totaled $10.5 million, $7.0 million and $2.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. Unamortized cost for unvested performance shares, which reflects an estimated forfeiture rate of 5% per year over the vesting period, totaled $9.7 million at December 31, 2018, and is expected to be recognized over the remaining weighted-average vesting period of 1.8 years. The fair value of performance shares vested during the years ended December 31, 2018 and 2016 totaled less than $0.1 million in each year.

Recognition and Retention Plan and Stock Option Plan

Following shareholder approval of the 2014 Plan in 2014, no new awards may be granted under the 2008 Long-Term Incentive Plan, the 2007 Stock Option Plan (the “SOP”) or the RRP (together the “Prior Plans”). All awards granted under the Prior Plans and the 1998 Long-Term Incentive Plan that were unvested (in the case of stock options and restricted stock awards) or unexercised (in the case of stock options) as of the date of shareholder approval of the 2014 Plan continue to be governed by the terms of the plan under which such awards were granted and the applicable grant agreements.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Previously, non-statutory stock options were granted under the SOP at exercise prices equal to the fair value of People’s United’s common stock at the grant date based on quoted market prices. The fair value of all restricted stock awarded under the RRP was measured at the grant date based on quoted market prices. Prior to 2014, most restricted stock awards and stock options granted under the 2007 Plans were scheduled to vest in 20% annual increments over a five-year period with requisite service conditions and no performance-based conditions to such vesting. Beginning in 2014, awards made under the 2007 Plans in 2014 are scheduled to vest in one-third annual increments over a three-year period with requisite service conditions and no performance-based conditions to such vesting. During the vesting period, dividends are paid on the restricted stock and the recipients are entitled to vote these restricted shares. All restricted stock awards and stock options become fully vested and exercisable, respectively, in the event of a change of control, as defined in the 2007 Plans.

Stock Options Granted

People’s United granted a total of 2,450,861 stock options in 2018, 2,261,586 stock options in 2017 and 3,187,500 stock options in 2016 under the Incentive Plans. The estimated weighted-average grant-date fair value of all stock options granted in 2018, 2017 and 2016 was $2.31 per option, $1.97 per option and $1.33 per option, respectively, using the Black-Scholes option-pricing model with assumptions as follows: dividend yield of 3.5% in 2018, 3.6% in 2017 and 4.6% in 2016; expected volatility rate of 18% in both 2018 and 2017, and 20% in 2016; risk-free interest rate of 2.6% in 2018, 1.9% in 2017 and 1.3% in 2016; and expected option life of approximately four years in both 2018 and 2017, and five years in 2016.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following is a summary of stock option activity under the Incentive Plans and the SOP:

	Shares Subject To Option	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1) (in millions)
Options outstanding at December 31, 2015	19,677,424	$15.13
Granted	3,187,500	14.57
Forfeited	(632,869)	15.65
Exercised	(5,676,130)	15.60

Options outstanding at December 31, 2016	16,555,925	14.84
Granted	2,261,586	19.14
Forfeited	(459,576)	17.87
Exercised	(3,920,294)	15.97

Options outstanding at December 31, 2017	14,437,641	15.11
Granted	2,450,861	19.61
Forfeited	(294,474)	17.87
Exercised	(1,916,961)	14.55

Options outstanding at December 31, 2018	14,677,067	$15.87	6.3	$3.5

Options exercisable at December 31, 2018	10,155,649	$14.72	5.3	$3.5

(1)	Reflects only those stock options with intrinsic value at December 31, 2018.

Expense relating to stock options granted is recognized on a straight-line basis, generally over the applicable service period, and totaled $5.2 million, $5.5 million and $5.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. Unamortized cost for unvested stock options, which reflects an estimated forfeiture rate of 5.0% per year over the vesting period, totaled $5.0 million at December 31, 2018, and is expected to be recognized over the remaining weighted-average vesting period of 1.5 years. The total intrinsic value of stock options exercised was $8.7 million, $11.2 million and $15.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Additional information concerning options outstanding and options exercisable at December 31, 2018 is summarized as follows:

	Options Outstanding			Options Exercisable
		Weighted Average
Exercise Price Range	Number	Remaining Life (in years)	Exercise Price	Number	Weighted Average Exercise Price
$11.52 — $14.01	3,650,777	4.4	$13.49	3,642,149	$13.49
14.02 — 14.79	2,782,312	6.9	14.51	1,848,360	14.49
14.80 — 18.68	3,913,035	5.3	15.08	3,875,877	15.07
18.69 — 19.71	4,330,943	8.4	19.45	789,263	19.21

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Restricted Stock Awarded

The following is a summary of restricted stock award activity under the Incentive Plans and the RRP:

	Shares	Weighted-Average Grant Date Fair Value
Unvested restricted shares outstanding at December 31, 2015	1,232,317	$14.14
Granted	344,812	14.66
Forfeited	(41,684)	14.34
Vested	(649,363)	13.79

Unvested restricted shares outstanding at December 31, 2016	886,082	14.59
Granted	303,090	18.84
Forfeited	(31,828)	15.56
Vested	(485,023)	14.49

Unvested restricted shares outstanding at December 31, 2017	672,321	16.53
Granted	489,789	18.50
Forfeited	(29,426)	17.81
Vested	(402,134)	16.04

Unvested restricted shares outstanding at December 31, 2018	730,550	$18.03

Expense relating to unvested restricted stock awards is recognized on a straight-line basis, generally over the applicable service period, and totaled $5.8 million, $6.4 million and $6.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. Unamortized cost for unvested restricted stock awards, which reflects an estimated forfeiture rate of 5.0% per year over the vesting period, totaled $7.6 million at December 31, 2018, and is expected to be recognized over the remaining weighted-average vesting period of 1.6 years. The total fair value of restricted stock awards vested during the years ended December 31, 2018, 2017 and 2016 was $7.5 million, $9.3 million and $9.8 million, respectively.

During 2018, 2017 and 2016, employees of People’s United tendered a total of 136,426 shares, 216,969 shares and 289,992 shares of common stock, respectively, in satisfaction of their related tax withholding obligations upon the vesting of restricted stock awards granted in prior periods and/or in payment of the exercise price and satisfaction of their related tax withholding obligations upon the exercise of stock options granted in prior periods. There is no limit on the number of shares that may be tendered by employees of People’s United in the future for these purposes. Shares acquired in payment of the stock option exercise price or in satisfaction of tax withholding obligations are not eligible for reissuance in connection with any subsequent grants made pursuant to equity compensation plans maintained by People’s United. Rather, all shares acquired in this manner are retired by People’s United, resuming the status of authorized but unissued shares of People’s United’s common stock. The total cost of shares repurchased and retired applicable to restricted stock awards during the years ended December 31, 2018, 2017 and 2016 was $2.5 million, $3.3 million and $3.4 million, respectively.

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In 2018, 2017 and 2016, directors were granted a total of 51,680 shares. 49,050 shares and 58,020 shares, respectively, of People’s United common stock, with grant date fair values of $18.21 per share, $17.65 per share and $16.24 per share, respectively, at those dates. Expense totaling $0.9 million for the Directors’ Plan was recognized for each of the years ended December 31, 2018, 2017 and 2016. At December 31, 2018, a total of 92,321 shares remain available for issuance.

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

Recurring Fair Value Measurements

Trading Debt Securities, Equity Securities and Debt Securities Available-For-Sale

When available, People’s United uses quoted market prices for identical securities received from an independent, nationally-recognized, third-party pricing service (as discussed further below) to determine the fair value of investment securities such as U.S. Treasury and agency securities and equity securities that are included in Level 1. When quoted market prices for identical securities are unavailable, People’s United uses prices provided by the independent pricing service based on recent trading activity and other observable information including, but not limited to, market interest rate curves, referenced credit spreads and estimated prepayment rates where applicable. These investments include certain U.S. and government agency debt securities, corporate and municipal debt securities and GSE mortgage-backed securities, all of which are included in Level 2.

The Company’s available-for-sale debt securities are primarily comprised of GSE mortgage-backed securities. The fair value of these securities is based on prices obtained from the independent pricing service. The pricing service uses various techniques to determine pricing for the Company’s mortgage-backed securities, including option pricing and discounted cash flow analysis. The inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, reference data, monthly payment information and collateral performance. At both December 31, 2018 and 2017, the entire available-for-sale mortgage-backed securities portfolio was comprised of 10- and 15-year GSE securities. An active market exists for securities that are similar to the Company’s GSE mortgage-backed securities, making observable inputs readily available.

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

The following tables summarize People’s United’s financial instruments that are measured at fair value on a recurring basis:

	Fair Value Measurements Using
As of December 31, 2018 (in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Trading debt securities:
U.S. Treasury	$8.4	$—	$—	$8.4
Debt securities available-for-sale:
U.S. Treasury and agency	678.0	—	—	678.0
GSE mortgage-backed securities	—	2,443.0	—	2,443.0
Equity securities	8.1	—	—	8.1
Other assets:
Exchange-traded funds	35.5	—	—	35.5
Mutual funds	20.6	—	—	20.6
Fixed income securities	—	0.3	—	0.3
Interest rate swaps	—	98.9	—	98.9
Interest rate caps	—	3.1	—	3.1
Foreign exchange contracts	—	0.9	—	0.9
Forward commitments to sell residential mortgage loans	—	0.1	—	0.1

Total	$750.6	$2,546.3	$—	$3,296.9

Financial liabilities:
Interest rate swaps	$—	$135.0	$—	$135.0
Interest rate caps	—	3.1	—	3.1
Risk participation agreements (1)	—	—	—	—
Foreign exchange contracts	—	0.8	—	0.8
Interest rate-lock commitments on residential mortgage loans	—	0.1	—	0.1

Total	$—	$139.0	$—	$139.0

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Fair Value Measurements Using
As of December 31, 2017 (in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Trading debt securities:
U.S. Treasury	$8.2	$—	$—	$8.2
Debt securities available-for-sale:
U.S. Treasury and agency	668.8	—	—	668.8
GSE mortgage-backed securities	—	2,456.5	—	2,456.5
Equity securities	8.7	—	—	8.7
Other assets:
Exchange-traded funds	36.5	—	—	36.5
Mutual funds	3.5	—	—	3.5
Fixed income securities	—	1.3	—	1.3
Interest rate swaps	—	74.8	—	74.8
Interest rate caps	—	2.8	—	2.8
Foreign exchange contracts	—	0.1	—	0.1
Forward commitments to sell residential mortgage loans	—	0.2	—	0.2

Total	$725.7	$2,535.7	$—	$3,261.4

Financial liabilities:
Interest rate swaps	$—	$84.9	$—	$84.9
Interest rate caps	—	2.8	—	2.8
Risk participation agreements (1)	—	—	—	—
Foreign exchange contracts	—	0.4	—	0.4
Interest rate-lock commitments on residential mortgage loans	—	0.2	—	0.2

Total	$—	$88.3	$—	$88.3

(1)	At both December 31, 2018 and 2017, the fair value of risk participation agreements totaled less than $0.1 million (see Note 21).

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

The following tables summarize People’s United’s assets that are measured at fair value on a non-recurring basis:

	Fair Value Measurements Using
As of December 31, 2018 (in millions)	Level 1	Level 2	Level 3	Total
Loans held-for-sale (1)	$—	$19.5	$—	$19.5
Impaired loans (2)	—	—	55.2	55.2
REO and repossessed assets (3)	—	—	18.1	18.1

Total	$—	$19.5	$73.3	$92.8

	Fair Value Measurements Using
As of December 31, 2017 (in millions)	Level 1	Level 2	Level 3	Total
Loans held-for-sale (1)	$—	$16.6	$—	$16.6
Impaired loans (2)	—	—	59.6	59.6
REO and repossessed assets (3)	—	—	19.4	19.4

Total	$—	$16.6	$79.0	$95.6

(1)	Consists of residential mortgage loans; no fair value adjustments were recorded for the years ended December 31, 2018 and 2017.
(2)

Represents the recorded investment in originated impaired loans with a related allowance for loan losses measured in accordance with applicable accounting guidance. The total consists of $44.8 million of Commercial loans and $10.4 million of Retail loans at December 31, 2018. The provision for loan losses on impaired loans totaled $8.6 million and $5.0 million for the years ended December 31, 2018 and 2017, respectively.

(3)

Represents: (i) $8.7 million of commercial REO; (ii) $5.5 million of residential REO; and (iii) $3.9 million of repossessed assets at December 31, 2018. Charge-offs to the allowance for loan losses related to loans that were transferred to REO or repossessed assets totaled $1.7 million and $2.6 million for the years ended December 31, 2018 and 2017, respectively. Write downs and net loss on sale of foreclosed/repossessed assets charged to non-interest expense totaled $0.2 million and $0.5 million for the same periods.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Financial Assets and Financial Liabilities Not Measured At Fair Value

The following tables summarize the carrying amounts, estimated fair values and placement in the fair value hierarchy of People’s United’s financial instruments that are not measured at fair value either on a recurring or non-recurring basis:

	Carrying Amount	Estimated Fair Value Measurements Using
As of December 31, 2018 (in millions)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$665.7	$665.7	$—	$—	$665.7
Short-term investments	266.3	—	266.3	—	266.3
Debt securities held-to-maturity	3,792.3	—	3,774.4	1.5	3,775.9
FHLB and FRB stock	303.4	—	303.4	—	303.4
Total loans, net (1)	34,945.8	—	7,806.1	26,800.2	34,606.3
Financial liabilities:
Time deposits	6,916.2	—	6,884.0	—	6,884.0
Other deposits	29,242.8	—	29,242.8	—	29,242.8
FHLB advances	2,404.5	—	2,404.5	—	2,404.5
Federal funds purchased	845.0	—	845.0	—	845.0
Customer repurchase agreements	332.9	—	332.9	—	332.9
Other borrowings	11.0	—	11.0	—	11.0
Notes and debentures	895.8	—	893.4	—	893.4

(1)	Excludes impaired loans totaling $55.2 million measured at fair value on a non-recurring basis.

	Carrying Amount	Estimated Fair Value Measurements Using
As of December 31, 2017 (in millions)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$505.1	$505.1	$—	$—	$505.1
Short-term investments	377.5	—	377.5	—	377.5
Debt securities held-to-maturity	3,588.1	—	3,632.2	1.5	3,633.7
FHLB and FRB stock	312.3	—	312.3	—	312.3
Total loans, net (1)	32,281.3	—	6,632.2	25,495.3	32,127.5
Financial liabilities:
Time deposits	5,454.3	—	5,441.1	—	5,441.1
Other deposits	27,602.0	—	27,602.0	—	27,602.0
FHLB advances	2,774.4	—	2,775.3	—	2,775.3
Federal funds purchased	820.0	—	820.0	—	820.0
Customer repurchase agreements	301.6	—	301.6	—	301.6
Other borrowings	207.8	—	207.2	—	207.2
Notes and debentures	901.6	—	910.1	—	910.1

(1)	Excludes impaired loans totaling $59.6 million measured at fair value on a non-recurring basis.

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

Lease Commitments

At December 31, 2018, People’s United was obligated under various noncancelable operating leases for office space, which expire on various dates through 2054. Certain leases contain renewal options and provide for increased rentals based principally on the consumer price index and fair market rental value provisions. Future minimum rental commitments under operating leases in excess of one year at December 31, 2018 were: $65.4 million in 2019; $60.1 million in 2020; $56.4 million in 2021; $37.8 million in 2022; $26.1 million in 2023; and an aggregate of $88.5 million in 2024 through 2054. Rent expense under operating leases included in occupancy and equipment in the Consolidated Statements of Income totaled $64.2 million, $62.5 million and $59.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

A summary of the contractual or notional amounts of People’s United’s lending-related and derivative financial instruments follows:

As of December 31 (in millions)	2018	2017
Lending-Related Financial Instruments: (1)
Loan origination commitments and unadvanced lines of credit:
Commercial and industrial	$4,937.1	$4,282.4
Home equity and other consumer	2,646.6	2,472.9
Commercial real estate	1,095.4	890.9
Equipment financing	459.7	369.4
Residential mortgage	78.7	40.8
Letters of credit:
Stand-by	139.4	138.8
Commercial	5.0	4.5
Derivative Financial Instruments: (2)
Interest rate swaps:
For market risk management	585.0	585.0
For commercial customers:
Customer	7,455.9	5,769.1
Institutional counterparties	7,161.3	5,775.9
Interest rate caps:
For commercial customers:
Customer	329.1	649.2
Institutional counterparties	329.1	649.2
Risk participation agreements	576.5	439.4
Foreign exchange contracts	145.2	46.5
Forward commitments to sell residential mortgage loans	9.5	16.4
Interest rate-lock commitments on residential mortgage loans	13.6	18.3

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

The fair value of People’s United’s obligations relating to its unfunded loan commitments and letters of credit was $2.7 million and $2.3 million at December 31, 2018 and 2017, respectively, and is included in other liabilities in the Consolidated Statements of Condition.

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

Certain of People’s United’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of master netting arrangements and posted collateral). There were no derivative instruments with such credit-related contingent features in a net liability position at December 31, 2018.

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

Interest Rate Locks

In connection with its planned issuance of senior notes in the fourth quarter of 2012, People’s United entered into U.S. Treasury forward interest rate locks (“T-Locks”) to hedge the risk that the 10-year U.S. Treasury yield component of the underlying coupon of the fixed-rate senior notes would rise prior to establishing the fixed interest rate on the senior notes. Upon pricing the senior notes, the T-Locks were terminated and the unrealized gain of $0.9 million was included (on a net-of-tax basis) as a component of AOCL. The gain is being recognized as a reduction of interest expense over the ten-year period during which the hedged item ($500 million senior note issuance) affects earnings. The portion of the unrecognized gain at December 31, 2018 that is expected to be recognized over the next 12 months totals approximately $0.1 million.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The table below provides a summary of the notional amounts and fair values (presented on a gross basis) of derivatives outstanding:

				Fair Values (1)
	Type of Hedge	Notional Amounts		Assets		Liabilities
As of December 31 (in millions)		2018	2017	2018	2017	2018	2017
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$7,455.9	$5,769.1	$76.3	$64.7	$102.6	$61.2
Institutional counterparties	N/A	7,161.3	5,775.9	22.6	10.1	32.4	23.7
Interest rate caps:
Commercial customers	N/A	329.1	649.2	0.6	—	2.5	2.8
Institutional counterparties	N/A	329.1	649.2	2.5	2.8	0.6	—
Risk participation agreements (2)	N/A	576.5	439.4	—	—	—	—
Foreign exchange contracts	N/A	145.2	46.5	0.9	0.1	0.8	0.4
Forward commitments to sell residential mortgage loans	N/A	9.5	16.4	0.1	0.2	—	—
Interest rate-lock commitments on residential mortgage loans	N/A	13.6	18.3	—	—	0.1	0.2

Total				103.0	77.9	139.0	88.3

Derivatives Designated as Hedging Instruments:
Interest rate swaps:
Subordinated notes	Fair value	375.0	375.0	—	—	—	—
Loans	Cash flow	210.0	210.0	—	—	—	—

Total				—	—	—	—

Total fair value of derivatives				$103.0	$77.9	$139.0	$88.3

(1)	Assets are recorded in other assets and liabilities are recorded in other liabilities.
(2)	Fair value totaled less than $0.1 million at both dates.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes the impact of People’s United’s derivatives on pre-tax income and AOCL:

		Amount of Pre-Tax Gain (Loss)			Amount of Pre-Tax Gain (Loss)
	Type of Hedge	Recognized in Earnings (1)			Recognized in AOCL
Years ended December 31 (in millions)		2018	2017	2016	2018	2017	2016
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$(3.6)	$5.3	$(8.7)	$—	$—	$—
Institutional counterparties	N/A	17.1	6.1	22.7	—	—	—
Interest rate caps:
Commercial customers	N/A	1.1	0.7	(2.4)	—	—	—
Institutional counterparties	N/A	(1.0)	(0.3)	2.1	—	—	—
Foreign exchange contracts	N/A	0.9	0.5	(0.6)	—	—	—
Risk participation agreements	N/A	0.2	—	0.5	—	—	—
Forward commitments to sell residential mortgage loans	N/A	(0.1)	(0.2)	(0.2)	—	—	—
Interest rate-lock commitments on residential mortgage loans	N/A	0.1	0.3	0.3	—	—	—

Total		14.7	12.4	13.7	—	—	—

Derivatives Designated as Hedging Instruments:
Interest rate swaps	Fair value	2.1	5.9	7.5	—	—	—
Interest rate swaps	Cash flow	(0.6)	0.8	(0.8)	(1.7)	(1.0)	(0.2)
Interest rate locks	Cash flow	0.1	0.1	0.1	—	—	—

Total		1.6	6.8	6.8	(1.7)	(1.0)	(0.2)

Total		$16.3	$19.2	$20.5	$(1.7)	$(1.0)	$(0.2)

(1)

Amounts recognized in earnings are recorded in interest income, interest expense or other non-interest income for derivatives designated as hedging instruments and in other non-interest income for derivatives not designated as hedging instruments.

NOTE 22 – Balance Sheet Offsetting

The Chicago Mercantile Exchange (“CME”) legally characterizes variation margin payments for over-the-counter derivatives that clear as settlements rather than collateral. Accordingly, the Company’s accounting policies classify, for accounting and presentation purposes, variation margin payments deemed to be legal settlements as a single unit of account with the related derivative(s). At both December 31, 2018 and 2017, this presentation impacted one of the Company’s institutional counterparties. As such, People’s United has, subject to the corresponding enforceable master netting arrangement, netted the institutional counterparty’s CME derivative position and offset the counterparty’s variation margin payments in the Consolidated Statement of Condition as of both dates.

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

	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Gross Amounts Not Offset		Net Amount
As of December 31, 2018 (in millions)				Financial Instruments	Collateral
Financial assets:
Interest rate swaps/caps:
Counterparty A	$3.1	$—	$3.1	$(1.4)	$(1.7)	$—
Counterparty B	2.5	—	2.5	(2.5)	—	—
Counterparty C	4.8	—	4.8	(3.7)	(1.1)	—
Counterparty D	3.6	—	3.6	(2.7)	(0.1)	0.8
Counterparty E	—	—	—	—	—	—
Other counterparties	11.1	—	11.1	(5.4)	(5.7)	—
Foreign exchange contracts	0.9	—	0.9	—	—	0.9

Total	$26.0	$—	$26.0	$(15.7)	$(8.6)	$1.7

Financial liabilities:
Interest rate swaps/caps:
Counterparty A	$1.4	$—	$1.4	$(1.4)	$—	$—
Counterparty B	3.8	—	3.8	(2.5)	(1.2)	0.1
Counterparty C	3.7	—	3.7	(3.7)	—	—
Counterparty D	2.7	—	2.7	(2.7)	—	—
Counterparty E	16.0	—	16.0	—	—	16.0
Other counterparties	5.4	—	5.4	(5.4)	—	—
Foreign exchange contracts	0.8	—	0.8	—	—	0.8

Total	$33.8	$—	$33.8	$(15.7)	$(1.2)	$16.9

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Gross Amounts Not Offset		Net Amount
As of December 31, 2017 (in millions)				Financial Instruments	Collateral
Financial assets:
Interest rate swaps/caps:
Counterparty A	$2.6	$—	$2.6	$(2.5)	$—	$0.1
Counterparty B	1.6	—	1.6	(1.6)	—	—
Counterparty C	2.6	—	2.6	(2.6)	—	—
Counterparty D	3.5	—	3.5	(3.5)	—	—
Counterparty E	—	—	—	—	—	—
Other counterparties	2.6	—	2.6	(0.2)	(2.4)	—
Foreign exchange contracts	0.1	—	0.1	—	—	0.1

Total	$13.0	$—	$13.0	$(10.4)	$(2.4)	$0.2

Financial liabilities:
Interest rate swaps/caps:
Counterparty A	$2.5	$—	$2.5	$(2.5)	$—	$—
Counterparty B	5.6	—	5.6	(1.6)	(4.0)	—
Counterparty C	2.8	—	2.8	(2.6)	(0.2)	—
Counterparty D	4.7	—	4.7	(3.5)	(1.2)	—
Counterparty E	7.3	—	7.3	—	—	7.3
Other counterparties	0.8	—	0.8	(0.2)	(0.6)	—
Foreign exchange contracts	0.4	—	0.4	—	—	0.4

Total	$24.1	$—	$24.1	$(10.4)	$(6.0)	$7.7

The following tables show the extent to which assets and liabilities exchanged under resale and repurchase agreements have been offset in the Consolidated Statements of Condition. These agreements: (i) are entered into simultaneously with the same financial institution counterparty; (ii) have the same principal amounts and inception/maturity dates; and (iii) are subject to a master netting arrangement that contains a conditional right of offset upon default. At December 31, 2018 and 2017, the Company posted as collateral marketable securities with fair values of $461.3 million and $453.8 million, respectively, and, in turn, accepted as collateral marketable securities with fair values of $457.2 million and $461.9 million, respectively.

As of December 31, 2018 (in millions)	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented
Total resale agreements	$450.0	$(450.0)	$—

Total repurchase agreements	$450.0	$(450.0)	$—

As of December 31, 2017 (in millions)	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented
Total resale agreements	$450.0	$(450.0)	$—

Total repurchase agreements	$450.0	$(450.0)	$—

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

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

FTP, which is used in the calculation of each operating segment’s net interest income, measures the value of funds used in and provided by an operating segment. The difference between the interest income on earning assets and the interest expense on funding liabilities, and the corresponding FTP charge for interest income or credit for interest expense, results in net spread income. For fixed-term assets and liabilities, the FTP rate is assigned at the time the asset or liability is originated by reference to the Company’s FTP yield curve, which is updated daily. For non-maturity-term assets and liabilities, the FTP rate is determined based upon the underlying characteristics, or behavior, of each particular product and results in the use of a historical rolling average FTP rate determined over a period that is most representative of the average life of the particular asset or liability. While the Company’s FTP methodology serves to remove IRR from the operating segments and better facilitate pricing decisions, thereby allowing management to assess the longer-term profitability of an operating segment more effectively, it may, in sustained periods of low and/or high interest rates, result in a measure of operating segment net interest income that is not reflective of current interest rates.

A five-year rolling average net charge-off rate is used as the basis for the provision for loan losses for the respective operating segment in order to present a level of portfolio credit cost that is representative of the Company’s historical experience, without presenting the potential volatility from year-to-year changes in credit conditions. While this method of allocation allows management to assess the longer-term profitability of an operating segment more effectively, it may result in a measure of an operating segment’s provision for loan losses that does not reflect actual incurred losses for the periods presented.

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

The “Other” category includes the residual financial impact from the allocation of revenues and expenses (including the provision for loan losses) and certain revenues and expenses not attributable to a particular segment; assets and liabilities not attributable to a particular segment; reversal of the FTE adjustment since net interest income for each segment is presented on an FTE basis; and the FTP impact from excess capital. The “Other” category also includes (i) $10.0 million of security losses for the years ended December 31, 2018 and 2017 incurred in response to tax reform-related benefits recognized in each period, and certain gains totaling $7.5 million for the year ended December 31, 2016 (all included in non-interest income) and (ii) merger-related expenses totaling $11.4 million, $30.6 million and $4.7 million for the years ended December 31, 2018, 2017 and 2016, respectively (included in non-interest expense).

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following tables provide selected financial information for People’s United’s reportable segments:

Year ended December 31, 2018 (in millions)	Commercial Banking	Retail Banking	Total Reportable Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$699.2	$467.2	$1,166.4	$93.0	$(23.4)	$1,236.0
Provision for loan losses	38.7	9.0	47.7	—	(17.7)	30.0
Total non-interest income	177.8	186.7	364.5	8.3	(6.4)	366.4
Total non-interest expense	383.7	565.3	949.0	17.8	29.3	996.1

Income (loss) before income tax expense (benefit)	454.6	79.6	534.2	83.5	(41.4)	576.3
Income tax expense (benefit)	85.0	14.9	99.9	15.8	(7.5)	108.2

Net income (loss)	$369.6	$64.7	$434.3	$67.7	$(33.9)	$468.1

Average total assets	$25,956.7	$10,103.3	$36,060.0	$7,955.8	$1,013.9	$45,029.7
Average total liabilities	9,305.0	20,699.1	30,004.1	8,544.3	444.1	38,992.5

Year ended December 31, 2017 (in millions)	Commercial Banking	Retail Banking	Total Reportable Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$631.0	$403.9	$1,034.9	$107.4	$(41.8)	$1,100.5
Provision for loan losses	43.7	13.4	57.1	—	(31.1)	26.0
Total non-interest income	165.0	183.4	348.4	11.2	(6.7)	352.9
Total non-interest expense	357.1	547.0	904.1	15.6	40.6	960.3

Income (loss) before income tax expense (benefit)	395.2	26.9	422.1	103.0	(58.0)	467.1
Income tax expense (benefit)	110.0	7.5	117.5	28.6	(16.2)	129.9

Net income (loss)	$285.2	$19.4	$304.6	$74.4	$(41.8)	$337.2

Average total assets	$24,533.9	$9,695.1	$34,229.0	$7,512.1	$840.5	$42,581.6
Average total liabilities	7,938.6	20,202.8	28,141.4	8,450.6	398.0	36,990.0

Year ended December 31, 2016 (in millions)	Commercial Banking	Retail Banking	Total Reportable Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$566.5	$347.5	$914.0	$87.6	$(29.4)	$972.2
Provision for loan losses	39.3	13.0	52.3	—	(15.7)	36.6
Total non-interest income	156.4	169.0	325.4	9.2	8.1	342.7
Total non-interest expense	322.8	508.9	831.7	9.8	27.3	868.8

Income (loss) before income tax expense (benefit)	360.8	(5.4)	355.4	87.0	(32.9)	409.5
Income tax expense (benefit)	113.4	(1.7)	111.7	27.5	(10.7)	128.5

Net income (loss)	$247.4	$(3.7)	$243.7	$59.5	$(22.2)	$281.0

Average total assets	$22,691.1	$8,945.8	$31,636.9	$7,443.1	$704.3	$39,784.3
Average total liabilities	6,733.7	19,207.3	25,941.0	8,628.7	355.2	34,924.9

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 24 – Parent Company Financial Information

Condensed financial information of People’s United (parent company only) is presented below:

CONDENSED STATEMENTS OF CONDITION

As of December 31 (in millions)	2018	2017
Assets:
Cash at bank subsidiary	$291.6	$378.6

Total cash and cash equivalents	291.6	378.6

Equity securities, at fair value	8.1	8.7
Investments in subsidiaries:
Bank subsidiary	6,485.3	5,690.8
Non-bank subsidiaries	2.8	1.6
Goodwill	197.1	197.1
Due from bank subsidiary	5.5	8.4
Other assets	45.9	35.6

Total assets	$7,036.3	$6,320.8

Liabilities and Stockholders’ Equity:
Notes and debentures	$497.7	$497.1
Other liabilities	4.7	3.8
Stockholders’ equity	6,533.9	5,819.9

Total liabilities and stockholders’ equity	$7,036.3	$6,320.8

CONDENSED STATEMENTS OF INCOME

Years ended December 31 (in millions)	2018	2017	2016
Revenues:
Interest income:
Securities	$0.4	$1.1	$3.4
Advances to bank subsidiary	—	—	1.0

Total interest income	0.4	1.1	4.4
Dividend income from bank subsidiary	342.0	292.0	271.0
Net security losses	—	(1.2)	—
Other non-interest income	2.3	16.9	14.8

Total revenues	344.7	308.8	290.2

Expenses:
Interest on notes and debentures	18.7	19.0	22.5
Non-interest expense	11.4	13.9	9.6

Total expenses	30.1	32.9	32.1

Income before income tax benefit and subsidiaries undistributed income	314.6	275.9	258.1
Income tax benefit	(5.5)	(5.7)	(5.0)

Income before subsidiaries undistributed income	320.1	281.6	263.1
Subsidiaries undistributed income	148.0	55.6	17.9

Net income	$468.1	$337.2	$281.0

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31 (in millions)	2018	2017	2016
Net income	$468.1	$337.2	$281.0

Other comprehensive (loss) income, net of tax:
Net unrealized losses on securities available-for-sale	—	(0.1)	(0.1)
Net unrealized gains on derivatives accounted for as cash flow hedges	—	—	0.3
Other comprehensive (loss) income of bank subsidiary	(37.8)	13.4	(18.0)

Total other comprehensive (loss) income, net of tax	(37.8)	13.3	(17.8)

Total comprehensive income	$430.3	$350.5	$263.2

CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31 (in millions)	2018	2017	2016
Cash Flows from Operating Activities:
Net income	$468.1	$337.2	$281.0
Adjustments to reconcile net income to net cash provided by operating activities:
Subsidiaries undistributed income	(148.0)	(55.6)	(17.9)
Net security losses	—	1.2	—
Net change in other assets and other liabilities	23.1	20.1	(21.5)

Net cash provided by operating activities	343.2	302.9	241.6

Cash Flows from Investing Activities:
Proceeds from sales of equity securities	2.3	—	—
Proceeds from principal repayments and maturities of debt securities available-for-sale	—	—	1.4
Proceeds from sales of debt securities available-for-sale	—	75.6	200.4
Purchases of debt securities available-for-sale	—	—	(76.0)
Increase in investment in bank subsidiary	(200.0)	—	(450.0)
Decrease in advances to bank subsidiary	—	—	100.0

Net cash (used in) provided by investing activities	(197.7)	75.6	(224.2)

Cash Flows from Financing Activities:
Repayment of notes and debentures	—	(125.0)	—
Proceeds from issuance of preferred stock, net	—	—	244.1
Cash dividends paid on common stock	(243.8)	(227.9)	(205.7)
Cash dividends paid on preferred stock	(14.1)	(14.1)	(1.8)
Common stock repurchases	(2.5)	(3.4)	(3.4)
Proceeds from stock options exercised	27.9	61.8	87.9

Net cash (used in) provided by financing activities	(232.5)	(308.6)	121.1

Net (decrease) increase in cash and cash equivalents	(87.0)	69.9	138.5
Cash and cash equivalents at beginning of year	378.6	308.7	170.2

Cash and cash equivalents at end of year	$291.6	$378.6	$308.7

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 25 – Subsequent Events

Completed Acquisition

Effective January 2, 2019, the Bank completed its acquisition of VAR Technology Finance (“VAR”), a leasing and financing company headquartered in Mesquite, Texas. The fair value of the consideration transferred in the VAR acquisition consisted of $60.0 million in cash.

Pending Acquisition

On November 27, 2018, People’s United announced the signing of a definitive agreement to acquire BSB Bancorp, Inc. (“BSB Bancorp”) based in Belmont, Massachusetts. Under the terms of the definitive agreement, each share of BSB Bancorp common stock will be converted into the right to receive 2.0 shares of People’s United common stock, with a total transaction value, as of December 31, 2018, of approximately $296 million. At December 31, 2018, BSB Bancorp had total assets of $3.0 billion, total deposits of $2.0 billion and operated six branches in the greater Boston area.

The acquisition, which is subject to regulatory approval, was approved by the shareholders of BSB Bancorp on February 27, 2019, and is expected to close early in the second quarter of 2019. People’s United shareholder approval is not required for the acquisition. Merger-related expenses recorded in 2018 relating to this transaction totaled $0.5 million.

People’s United Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 26 – Selected Quarterly Financial Data (Unaudited)

The following table presents People’s United’s quarterly financial data for 2018 and 2017:

	2018 (1)				2017 (1)
(dollars in millions, except per common share data)	First	Second	Third	Fourth	First	Second	Third	Fourth
Interest and dividend income	$359.1	$375.4	$390.0	$431.8	$290.5	$322.0	$339.2	$350.6
Interest expense	63.3	74.2	83.6	99.2	41.9	47.1	54.6	58.3

Net interest income	295.8	301.2	306.4	332.6	248.6	274.9	284.6	292.3
Provision for loan losses	5.4	6.5	8.2	9.9	4.4	7.1	7.0	7.5

Net interest income after provision for loan losses	290.4	294.7	298.2	322.7	244.2	267.8	277.6	284.8
Non-interest income	90.4	94.9	92.3	88.7	84.7	91.6	89.3	87.3
Non-interest expense	243.5	248.6	241.3	262.7	226.1	257.3	237.1	239.7

Income before income tax expense	137.3	141.0	149.2	148.7	102.8	102.1	129.8	132.4
Income tax expense	29.4	30.8	32.2	15.8	32.0	32.8	39.0	26.2

Net income	107.9	110.2	117.0	132.9	70.8	69.3	90.8	106.2
Preferred stock dividend	3.5	3.5	3.5	3.5	3.5	3.5	3.5	3.5

Net income available to common shareholders	$104.4	$106.7	$113.5	$129.4	$67.3	$65.8	$87.3	$102.7

Common Share Data:
EPS:
Basic	$0.31	$0.31	$0.33	$0.35	$0.22	$0.20	$0.26	$0.30
Diluted	0.30	0.31	0.33	0.35	0.22	0.19	0.26	0.30
Common dividends paid	58.8	59.9	60.0	65.1	52.7	58.3	58.3	58.6
Dividends paid per common share	0.1725	0.1750	0.1750	0.1750	0.17	0.1725	0.1725	0.1725
Common dividend payout ratio	56.3%	56.2%	52.9%	50.3%	78.3%	88.6%	66.8%	57.1%
Stock price:
High	$20.26	$19.37	$19.00	$17.46	$19.85	$18.21	$18.26	$19.50
Low	18.18	18.00	16.95	13.66	17.47	16.44	15.97	17.58
Weighted average common shares outstanding (in millions):
Basic	339.76	340.64	341.43	370.22	308.85	336.58	336.93	338.53
Diluted	344.00	344.47	345.04	372.83	311.08	338.51	338.82	341.11

(1)	The sum of the quarterly amounts for certain line items do not equal the full-year amounts due to rounding.

INDEX TO EXHIBITS

Designation	Description

21	Subsidiaries

23	Consent of KPMG LLP

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

99.1	Impact of Inflation

101.1	The following financial information from People’s United Financial, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 formatted in XBRL: (i) Consolidated Statements of Condition as of December 31, 2018 and 2017; (ii) Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2018, 2017 and 2016; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements.