Form 10-Q
period 2019-03-31
People's United Financial, Inc.
filed 2019-05-10
CIK 1378946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of April 30, 2019, there were 398,360,442 shares of the registrant’s common stock outstanding.

People’s United Financial Inc.
Form 10-Q

Part 1 - Financial Information
Item 1 - Financial Statements
People’s United Financial, Inc.
Consolidated Statements of Condition - (Unaudited)

(in millions)	March 31, 2019	December 31, 2018
Assets
Cash and due from banks	$508.5	$665.7
Short-term investments	106.0	266.3
Total cash and cash equivalents (note 2)	614.5	932.0
Securities (note 2):
Trading debt securities, at fair value	8.3	8.4
Equity securities, at fair value	8.2	8.1
Debt securities available-for-sale, at fair value	3,060.0	3,121.0
Debt securities held-to-maturity, at amortized cost (fair value of $3.89 billion and $3.78 billion)	3,823.4	3,792.3
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	275.6	303.4
Total securities	7,175.5	7,233.2
Loans held-for-sale	7.8	19.5
Loans (notes 3 and 13):
Commercial real estate	11,591.2	11,649.6
Commercial and industrial	9,354.7	9,088.9
Equipment financing	4,466.1	4,339.2
Total Commercial Portfolio	25,412.0	25,077.7
Residential mortgage	8,163.1	8,154.2
Home equity and other consumer	1,940.1	2,009.5
Total Retail Portfolio	10,103.2	10,163.7
Total loans	35,515.2	35,241.4
Less allowance for loan losses	(240.9)	(240.4)
Total loans, net	35,274.3	35,001.0
Goodwill (note 6)	2,723.2	2,685.7
Bank-owned life insurance	467.8	467.0
Premises and equipment, net	255.8	267.3
Other acquisition-related intangible assets (note 6)	173.3	180.0
Other assets (notes 1, 3, 11 and 13)	1,399.7	1,091.6
Total assets	$48,091.9	$47,877.3
Liabilities
Deposits:
Non-interest-bearing	$8,315.6	$8,543.0
Savings	4,159.1	4,116.5
Interest-bearing checking and money market	17,130.0	16,583.3
Time	7,296.2	6,916.2
Total deposits	36,900.9	36,159.0
Borrowings:
Federal Home Loan Bank advances	1,573.2	2,404.5
Federal funds purchased	1,020.0	845.0
Customer repurchase agreements	264.8	332.9
Other borrowings	1.6	11.0
Total borrowings	2,859.6	3,593.4
Notes and debentures	901.6	895.8
Other liabilities (notes 1, 11 and 13)	808.6	695.2
Total liabilities	41,470.7	41,343.4
Commitments and contingencies (notes 1, 8 and 13)
Stockholders’ Equity (notes 4, 7 and 14)
Preferred stock ($0.01 par value; 50.0 million shares authorized; 10.0 million shares issued and outstanding at both dates)	244.1	244.1
Common stock ($0.01 par value; 1.95 billion shares authorized; 467.3 million shares and 466.3 million shares issued)	4.7	4.7
Additional paid-in capital	6,558.8	6,549.3
Retained earnings	1,328.6	1,284.8
Unallocated common stock of Employee Stock Ownership Plan, at cost (6.2 million shares and 6.3 million shares)	(128.3)	(130.1)
Accumulated other comprehensive loss	(224.6)	(256.8)
Treasury stock, at cost (89.0 million shares at both dates)	(1,162.1)	(1,162.1)
Total stockholders’ equity	6,621.2	6,533.9
Total liabilities and stockholders’ equity	$48,091.9	$47,877.3
See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.
Consolidated Statements of Income - (Unaudited)

	Three Months Ended March 31,
(in millions, except per common share data)	2019	2018
Interest and dividend income:
Commercial real estate	$132.7	$107.0
Commercial and industrial	103.9	82.3
Equipment financing	59.0	48.9
Residential mortgage	70.7	54.7
Home equity and other consumer	24.9	20.8
Total interest on loans	391.2	313.7
Securities	47.8	44.0
Short-term investments	1.3	1.2
Loans held-for-sale	0.2	0.2
Total interest and dividend income	440.5	359.1
Interest expense:
Deposits	81.2	41.3
Borrowings	17.7	14.2
Notes and debentures	8.8	7.8
Total interest expense	107.7	63.3
Net interest income	332.8	295.8
Provision for loan losses (note 3)	5.6	5.4
Net interest income after provision for loan losses	327.2	290.4
Non-interest income:
Bank service charges	25.2	23.8
Investment management fees	16.5	17.7
Operating lease income	12.7	10.7
Insurance revenue	10.5	9.8
Commercial banking lending fees	7.8	10.4
Cash management fees	6.8	6.6
Brokerage commissions	2.8	3.1
Other non-interest income (note 2)	12.3	8.2
Total non-interest income	94.6	90.4
Non-interest expense:
Compensation and benefits	155.4	140.7
Occupancy and equipment	44.3	41.2
Professional and outside services	20.0	18.6
Operating lease expense	9.4	9.0
Regulatory assessments	7.0	10.6
Amortization of other acquisition-related intangible assets (note 6)	6.7	5.1
Other non-interest expense	34.4	18.3
Total non-interest expense	277.2	243.5
Income before income tax expense	144.6	137.3
Income tax expense (note 1)	30.0	29.4
Net income	114.6	107.9
Preferred stock dividend	3.5	3.5
Net income available to common shareholders	$111.1	$104.4
Earnings per common share (note 5):
Basic	$0.30	$0.31
Diluted	0.30	0.30
See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.
Consolidated Statements of Comprehensive Income - (Unaudited)

	Three Months Ended March 31,
(in millions)	2019	2018
Net income	$114.6	$107.9
Other comprehensive income (loss), net of tax:
Net actuarial loss and prior service credit related to pension and other postretirement plans	1.8	1.7
Net unrealized gains and losses on debt securities available-for-sale	29.0	(37.7)
Amortization of unrealized losses on debt securities transferred to held-to-maturity	0.6	0.7
Net unrealized gains and losses on derivatives accounted for as cash flow hedges	0.8	(1.5)
Total other comprehensive income (loss), net of tax (note 4)	32.2	(36.8)
Total comprehensive income	$146.8	$71.1
See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.
Consolidated Statements of Changes in Stockholders’ Equity - (Unaudited)

Three months ended March 31, 2019 (in millions, except per common share data)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallocated ESOP Common Stock	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2018	$244.1	$4.7	$6,549.3	$1,284.8	$(130.1)	$(256.8)	$(1,162.1)	$6,533.9
Net income	—	—	—	114.6	—	—	—	114.6
Total other comprehensive income, net of tax (note 4)	—	—	—	—	—	32.2	—	32.2
Cash dividend on common stock ($0.1750 per share)	—	—	—	(65.2)	—	—	—	(65.2)
Cash dividend on preferred stock	—	—	—	(3.5)	—	—	—	(3.5)
Restricted stock and performance-based share awards	—	—	1.0	—	—	—	—	1.0
Employee Stock Ownership Plan common committed to be released (note 7)	—	—	—	(0.4)	1.8	—	—	1.4
Common stock repurchased and retired upon vesting of restricted stock awards	—	—	—	(1.7)	—	—	—	(1.7)
Stock options exercised	—	—	8.5	—	—	—	—	8.5
Balance at March 31, 2019	$244.1	$4.7	$6,558.8	$1,328.6	$(128.3)	$(224.6)	$(1,162.1)	$6,621.2
Three months ended March 31, 2018 (in millions, except per common share data)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallocated ESOP Common Stock	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2017	$244.1	$4.4	$6,012.3	$1,040.2	$(137.3)	$(181.7)	$(1,162.1)	$5,819.9
Net income	—	—	—	107.9	—	—	—	107.9
Total other comprehensive loss, net of tax (note 4)	—	—	—	—	—	(36.8)	—	(36.8)
Cash dividend on common stock ($0.1725 per share)	—	—	—	(58.8)	—	—	—	(58.8)
Cash dividend on preferred stock	—	—	—	(3.5)	—	—	—	(3.5)
Restricted stock and performance-based share awards	—	—	3.8	—	—	—		3.8
Employee Stock Ownership Plan common committed to be released (note 7)	—	—	—	(0.1)	1.8	—	—	1.7
Common stock repurchased and retired upon vesting of restricted stock awards	—	—	—	(2.2)	—	—	—	(2.2)
Stock options exercised	—	—	12.9	—	—	—	—	12.9
Transition adjustments related to adoption of new accounting standards (note 4)	—	—	—	37.9	—	(37.3)	—	0.6
Balance at March 31, 2018	$244.1	$4.4	$6,029.0	$1,121.4	$(135.5)	$(255.8)	$(1,162.1)	$5,845.5
See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.
Consolidated Statements of Cash Flows - (Unaudited)

	Three Months Ended March 31,
(in millions)	2019	2018
Cash Flows from Operating Activities:
Net income	$114.6	$107.9
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of premises and equipment	9.5	9.1
Expense related to operating leases	9.4	9.0
Amortization of other acquisition-related intangible assets	6.7	5.1
Expense related to share-based awards	6.2	5.6
Provision for loan losses	5.6	5.4
Employee Stock Ownership Plan common stock committed to be released	1.4	1.7
Net security gains	—	(0.1)
Net gains on sales of residential mortgage loans	(0.2)	(0.3)
Net gains on sales of acquired loans	(0.4)	—
Originations of loans held-for-sale	(23.5)	(28.5)
Proceeds from sales of loans held-for-sale	35.4	35.0
Net decrease in trading debt securities	0.1	—
Excess income tax benefits from stock option exercises	0.3	0.8
Net changes in other assets and other liabilities	(186.6)	3.7
Net cash (used in) provided by operating activities	(21.5)	154.4
Cash Flows from Investing Activities:
Proceeds from sales of equity securities	0.2	—
Proceeds from principal repayments and maturities of debt securities available-for-sale	105.8	106.3
Proceeds from sales of debt securities available-for-sale	170.4	—
Proceeds from principal repayments and maturities of debt securities held-to-maturity	33.0	30.3
Purchases of debt securities available-for-sale	(184.4)	(189.3)
Purchases of debt securities held-to-maturity	(59.1)	(133.7)
Net (purchases) redemptions of Federal Reserve Bank stock	(15.0)	7.5
Net redemptions (purchases) of Federal Home Loan Bank stock	42.8	(0.4)
Proceeds from sales of loans	14.8	2.2
Net principal (disbursements) collections of loans	(274.7)	465.1
Purchases of loans	(15.8)	—
Purchases of premises and equipment	(1.9)	(6.1)
Purchases of leased equipment, net	(2.4)	(6.8)
Proceeds from sales of real estate owned	5.6	1.9
Return of premium on bank-owned life insurance, net	0.5	0.3
Net cash paid in acquisition	(60.0)	—
Net cash (used in) provided by investing activities	(240.2)	277.3
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	741.9	(162.5)
Net decrease in borrowings with terms of three months or less	(702.5)	(190.4)
Repayments of borrowings with terms of more than three months	(31.7)	(35.5)
Cash dividends paid on common stock	(65.2)	(58.8)
Cash dividends paid on preferred stock	(3.5)	(3.5)
Repurchases of common stock	(1.7)	(2.2)
Proceeds from stock options exercised	6.9	11.1
Net cash used in financing activities	(55.8)	(441.8)
Net decrease in cash, cash equivalents and restricted cash	(317.5)	(10.1)
Cash, cash equivalents and restricted cash at beginning of period	932.0	882.6
Cash, cash equivalents and restricted cash at end of period	$614.5	$872.5
Supplemental Information:
Interest payments	$107.0	$62.2
Income tax payments	9.1	6.1
Significant non-cash transactions:
Unsettled purchases of securities	14.6	10.0
Right-of-use assets obtained in exchange for lessee operating lease liabilities	10.3	—
Real estate properties acquired by foreclosure	2.9	2.7
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
Certain information and footnote disclosures normally included in consolidated financial statements prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) have been omitted or condensed. As a result, the accompanying consolidated financial statements should be read in conjunction with People’s United’s Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results of operations that may be expected for the entire year or any other interim period.
Note 1 to People’s United’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2018, as supplemented by this Quarterly Report for the period ended March 31, 2019, provides disclosure of People’s United’s significant accounting policies.
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
Affordable housing investments, including all legally binding commitments to fund future investments, are included in other assets in the Consolidated Statements of Condition ($329.8 million and $304.1 million at March 31, 2019 and December 31, 2018, respectively). Included in other liabilities in the Consolidated Statements of Condition is a liability for all legally binding unfunded commitments to fund future investments ($128.0 million and $119.7 million at those dates). The cost of the Company’s investments is amortized on a straight-line basis over the period during which the related federal income tax credits are realized (generally 10 years). Amortization expense, which is included as a component of income tax expense, totaled $5.4 million and $4.3 million for the three months ended March 31, 2019 and 2018, respectively.
Effective January 2, 2019, the Bank completed its acquisition of VAR Technology Finance ("VAR"), a leasing and financing company headquartered in Mesquite, Texas. The fair value of the consideration transferred in the VAR acquisition consisted of $60.0 million in cash. Merger-related expenses totaling $1.8 million relating to this transaction were recorded in the three months ended March 31, 2019.

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)

NOTE 2. CASH AND CASH EQUIVALENTS AND SECURITIES
Included in short-term investments are interest-bearing deposits at the Federal Reserve Bank of New York (the “FRB-NY”) totaling $57.1 million at March 31, 2019 and $234.0 million at December 31, 2018. These deposits represent an alternative to overnight federal funds sold and yielded 2.43% and 2.40% at March 31, 2019 and December 31, 2018, respectively.
The amortized cost, gross unrealized gains and losses, and fair value of People’s United’s debt securities available-for-sale and debt securities held-to-maturity are as follows:

As of March 31, 2019 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale:
U.S. Treasury and agency	$697.9	$0.2	$(15.1)	$683.0
GSE (1) mortgage-backed securities	2,391.9	12.7	(27.6)	2,377.0
Total debt securities available-for-sale	$3,089.8	$12.9	$(42.7)	$3,060.0
Debt securities held-to-maturity:
State and municipal	$2,410.6	$79.0	$(2.4)	$2,487.2
GSE mortgage-backed securities	1,340.4	0.8	(13.3)	1,327.9
Corporate	70.9	0.3	(0.7)	70.5
Other	1.5	—	—	1.5
Total debt securities held-to-maturity	$3,823.4	$80.1	$(16.4)	$3,887.1

1.Government sponsored enterprise

As of December 31, 2018 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale:
U.S. Treasury and agency	$699.0	$0.1	$(21.1)	$678.0
GSE mortgage-backed securities	2,486.6	4.6	(48.2)	2,443.0
Total debt securities available-for-sale	$3,185.6	$4.7	$(69.3)	$3,121.0
Debt securities held-to-maturity:
State and municipal	$2,352.4	$35.4	$(18.4)	$2,369.4
GSE mortgage-backed securities	1,367.5	—	(33.2)	1,334.3
Corporate	70.9	0.5	(0.7)	70.7
Other	1.5	—	—	1.5
Total debt securities held-to-maturity	$3,792.3	$35.9	$(52.3)	$3,775.9
At March 31, 2019 and December 31, 2018, debt securities available-for-sale with fair values of $2.30 billion and $2.20 billion, respectively, and debt securities held-to-maturity with amortized costs of $1.54 billion and $1.49 billion, respectively, were pledged as collateral for public deposits and for other purposes.

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
The following table is a summary of the amortized cost and fair value of debt securities as of March 31, 2019, based on remaining period to contractual maturity. Information for GSE mortgage-backed securities is based on the final contractual maturity dates without considering repayments and prepayments.

	Available-for-Sale		Held-to-Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury and agency:
Within 1 year	$114.2	$113.8	$—	$—
After 1 but within 5 years	583.7	569.2	—	—
Total	697.9	683.0	—	—
GSE mortgage-backed securities:
Within 1 year	—	—	2.8	2.8
After 1 but within 5 years	66.8	67.5	419.6	417.6
After 5 but within 10 years	829.8	836.7	579.3	574.7
After 10 years	1,495.3	1,472.8	338.7	332.8
Total	2,391.9	2,377.0	1,340.4	1,327.9
State and municipal:
Within 1 year	—	—	21.1	21.1
After 1 but within 5 years	—	—	205.4	211.8
After 5 but within 10 years	—	—	375.5	392.5
After 10 years	—	—	1,808.6	1,861.8
Total	—	—	2,410.6	2,487.2
Corporate:
After 1 but within 5 years	—	—	5.0	5.0
After 5 but within 10 years	—	—	65.9	65.5
Total	—	—	70.9	70.5
Other:
After 1 but within 5 years	—	—	1.5	1.5
Total	—	—	1.5	1.5
Total:
Within 1 year	114.2	113.8	23.9	23.9
After 1 but within 5 years	650.5	636.7	631.5	635.9
After 5 but within 10 years	829.8	836.7	1,020.7	1,032.7
After 10 years	1,495.3	1,472.8	2,147.3	2,194.6
Total	$3,089.8	$3,060.0	$3,823.4	$3,887.1
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

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months Or Longer		Total
As of March 31, 2019 (in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities available-for-sale:
GSE mortgage-backed securities	$—	$—	$1,534.3	$(27.6)	$1,534.3	$(27.6)
U.S. Treasury and agency	—	—	660.0	(15.1)	660.0	(15.1)
Total debt securities available-for-sale	$—	$—	$2,194.3	$(42.7)	$2,194.3	$(42.7)
Debt securities held-to-maturity:
GSE mortgage-backed securities	$—	$—	$1,151.0	$(13.3)	$1,151.0	$(13.3)
State and municipal	11.4	(0.1)	226.4	(2.3)	237.8	(2.4)
Corporate	31.2	(0.4)	17.3	(0.3)	48.5	(0.7)
Total debt securities held-to-maturity	$42.6	$(0.5)	$1,394.7	$(15.9)	$1,437.3	$(16.4)

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months Or Longer		Total
As of December 31, 2018 (in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities available-for-sale:
GSE mortgage-backed securities	$132.4	$(0.5)	$1,656.3	$(47.7)	$1,788.7	$(48.2)
U.S. Treasury and agency	—	—	656.2	(21.1)	656.2	(21.1)
Total debt securities available-for-sale	$132.4	$(0.5)	$2,312.5	$(68.8)	$2,444.9	$(69.3)
Debt securities held-to-maturity:
GSE mortgage-backed securities	$—	$—	$1,334.3	$(33.2)	$1,334.3	$(33.2)
State and municipal	113.4	(0.7)	697.6	(17.7)	811.0	(18.4)
Corporate	31.2	(0.6)	2.7	(0.1)	33.9	(0.7)
Total debt securities held-to-maturity	$144.6	$(1.3)	$2,034.6	$(51.0)	$2,179.2	$(52.3)
At March 31, 2019, approximately 19% of the 2,214 debt securities owned by the Company, consisting of 96 debt securities classified as available-for-sale and 328 debt securities classified as held-to-maturity, had gross unrealized losses totaling $42.7 million and $16.4 million, respectively. With respect to those securities with unrealized losses, all of the GSE mortgage-backed securities had AAA credit ratings and an average contractual maturity of nine years. The state and municipal securities had an average credit rating of AA and a weighted average maturity of nine years.
The cause of the gross unrealized losses with respect to all of the debt securities is directly related to changes in interest rates. At this time, management does not intend to sell such securities nor is it more likely than not, based upon available evidence, that management will be required to sell such securities prior to recovery. As such, management believes that all gross unrealized losses within the securities portfolio at March 31, 2019 represent temporary impairments. No other-than-temporary impairment losses were recognized in the Consolidated Statements of Income for the three months ended March 31, 2019 or 2018.

Security transactions are recorded on the trade date. Realized gains and losses are determined using the specific identification method and reported in non-interest income.

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
Effective January 1, 2018, People’s United adopted new accounting guidance that requires equity investments (other than equity method investments) be measured at fair value with changes in fair value recognized in net income. At December 31, 2017, the Company’s securities portfolio included equity securities with an amortized cost of $9.6 million and a fair value of $8.7 million. Accordingly, upon adoption of this guidance, a cumulative-effect transition adjustment, representing the cumulative unrealized loss (net-of-tax) within accumulated other comprehensive income (loss) (“AOCL”), was recorded which served to decrease opening retained earnings by $0.6 million. For the three months ended March 31, 2019 and 2018, People’s United recorded unrealized gains (losses) of $0.2 million and $(0.1) million, respectively, (included in other non-interest income in the Consolidated Statements of Income) relating to the change in fair value of its equity securities during the respective periods.
The Bank, as a member of the Federal Home Loan Bank (the “FHLB”) of Boston, is currently required to purchase and hold shares of capital stock in the FHLB of Boston (total cost of $81.3 million and $124.2 million at March 31, 2019 and December 31, 2018, respectively) in an amount equal to its membership base investment plus an activity based investment determined according to the Bank’s level of outstanding FHLB advances. As a result of prior acquisitions, the Bank acquired shares of capital stock in the FHLB of New York (total cost of $0.7 million at both March 31, 2019 and December 31, 2018). Based on the current capital adequacy and liquidity position of both the FHLB of Boston and the FHLB of New York, management believes there is no impairment in the Company’s investment at March 31, 2019 and the cost of the investment approximates fair value.
The Bank, as a member of the Federal Reserve Bank system, is currently required to purchase and hold shares of capital stock in the FRB-NY (total cost of $193.6 million and $178.5 million at March 31, 2019 and December 31, 2018, respectively) in an amount equal to 6% of its capital and surplus. Based on the current capital adequacy and liquidity position of the FRB-NY, management believes there is no impairment in the Company’s investment at March 31, 2019 and the cost of the investment approximates fair value.

NOTE 3. LOANS
For purposes of disclosures related to the credit quality of financing receivables and the allowance for loan losses, People’s United has identified two loan portfolio segments, Commercial and Retail, which are comprised of the following loan classes:

•Commercial Portfolio: commercial real estate; commercial and industrial; and equipment financing.
•Retail Portfolio: residential mortgage; home equity; and other consumer.
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

People’s United maintains several significant accounting policies with respect to loans, including:

•Establishment of the allowance for loan losses (including the identification of ‘impaired’ loans and related impairment measurement considerations);
•Income recognition (including the classification of a loan as ‘non-accrual’ and the treatment of loan origination costs); and
•Recognition of loan charge-offs.
The Company did not change its application of the accounting policies noted above or its methodology for determining the allowance for loan losses during the three months ended March 31, 2019.

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
The following table summarizes People’s United’s loans by loan portfolio segment and class:

	March 31, 2019			December 31, 2018
(in millions)	Originated	Acquired	Total	Originated	Acquired	Total
Commercial:
Commercial real estate	$9,752.1	$1,839.1	$11,591.2	$9,798.5	$1,851.1	$11,649.6
Commercial and industrial	8,581.0	773.7	9,354.7	8,292.3	796.6	9,088.9
Equipment financing	4,109.8	356.3	4,466.1	3,937.7	401.5	4,339.2
Total Commercial Portfolio	22,442.9	2,969.1	25,412.0	22,028.5	3,049.2	25,077.7
Retail:
Residential mortgage:
Adjustable-rate	5,878.8	787.3	6,666.1	5,854.1	807.9	6,662.0
Fixed-rate	954.0	543.0	1497.0	935.1	557.1	1492.2
Total residential mortgage	6,832.8	1,330.3	8,163.1	6,789.2	1,365.0	8,154.2
Home equity and other consumer:
Home equity	1,735.7	160.2	1,895.9	1,789.5	173.0	1,962.5
Other consumer	40.6	3.6	44.2	42.8	4.2	47.0
Total home equity and other consumer	1,776.3	163.8	1,940.1	1,832.3	177.2	2,009.5
Total Retail Portfolio	8,609.1	1,494.1	10,103.2	8,621.5	1,542.2	10,163.7
Total loans	$31,052.0	$4,463.2	$35,515.2	$30,650.0	$4,591.4	$35,241.4
Loan origination fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized in interest income as an adjustment of yield. Depending on the loan portfolio, amounts are amortized or accreted using the level yield method over either the actual life or the estimated average life of the loan. Net deferred loan costs, which are included in loans by respective class and accounted for as interest yield adjustments, totaled $92.7 million at March 31, 2019 and $94.6 million at December 31, 2018.
The following tables present a summary, by loan portfolio segment, of activity in the allowance for loan losses for the three months ended March 31, 2019 and 2018. With respect to the originated portfolio, an allocation of a portion of the allowance to one segment does not preclude its availability to absorb losses in another segment.

Three months ended	Commercial			Retail
March 31, 2019 (in millions)	Originated	Acquired	Total	Originated	Acquired	Total	Total
Balance at beginning of period	$205.6	$3.9	$209.5	$30.7	$0.2	$30.9	$240.4
Charge-offs	(4.5)	(1.9)	(6.4)	(1.1)	—	(1.1)	(7.5)
Recoveries	1.2	0.2	1.4	1.0	—	1.0	2.4
Net loan charge-offs	(3.3)	(1.7)	(5.0)	(0.1)	—	(0.1)	(5.1)
Provision for loan losses	2.9	1.6	4.5	1.1	—	1.1	5.6
Balance at end of period	$205.2	$3.8	$209.0	$31.7	$0.2	$31.9	$240.9

Three months ended	Commercial			Retail
March 31, 2018 (in millions)	Originated	Acquired	Total	Originated	Acquired	Total	Total
Balance at beginning of period	$201.1	$3.4	$204.5	$29.7	$0.2	$29.9	$234.4
Charge-offs	(3.4)	(1.8)	(5.2)	(1.0)	—	(1.0)	(6.2)
Recoveries	1.0	0.3	1.3	0.4	—	0.4	1.7
Net loan charge-offs	(2.4)	(1.5)	(3.9)	(0.6)	—	(0.6)	(4.5)
Provision for loan losses	1.5	1.9	3.4	2.0	—	2.0	5.4
Balance at end of period	$200.2	$3.8	$204.0	$31.1	$0.2	$31.3	$235.3

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
The following tables summarize, by loan portfolio segment and impairment methodology, the allowance for loan losses and related portfolio balances:

	Commercial		Retail		Total
As of March 31, 2019 (in millions)	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
Originated loans:
Collectively evaluated for impairment	$22,326.2	$200.0	$8,524.3	$29.5	$30,850.5	$229.5
Individually evaluated for impairment	116.7	5.2	84.8	2.2	201.5	7.4
Acquired loans:
PCI (1)	275.4	2.2	93.3	0.1	368.7	2.3
Purchased performing:
Collectively evaluated for impairment	2,691.2	1.6	1,396.9	—	4,088.1	1.6
Individually evaluated for impairment	2.5	—	3.9	0.1	6.4	0.1
Total	$25,412.0	$209.0	$10,103.2	$31.9	$35,515.2	$240.9

	Commercial		Retail		Total
As of December 31, 2018 (in millions)	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
Originated loans:
Collectively evaluated for impairment	$21,900.1	$198.9	$8,535.0	$28.4	$30,435.1	$227.3
Individually evaluated for impairment	128.4	6.7	86.5	2.3	214.9	9.0
Acquired loans:
PCI (1)	300.3	2.2	99.6	0.1	399.9	2.3
Purchased performing:
Collectively evaluated for impairment	2,744.4	1.7	1,439.1	—	4,183.5	1.7
Individually evaluated for impairment	4.5	—	3.5	0.1	8.0	0.1
Total	$25,077.7	$209.5	$10,163.7	$30.9	$35,241.4	$240.4

1.Purchased credit impaired (“PCI”) loans are evaluated for impairment on a pool basis.

The recorded investments, by class of loan, in originated non-performing loans are summarized as follows:

	March 31, 2019	December 31, 2018
(in millions)
Commercial:
Commercial real estate	$33.6	$33.5
Commercial and industrial	30.3	38.0
Equipment financing	37.5	42.0
Total (1)	101.4	113.5
Retail:
Residential mortgage	35.4	38.9
Home equity	14.1	15.3
Other consumer	—	—
Total (2)	49.5	54.2
Total	$150.9	$167.7

1.Reported net of government guarantees totaling $1.4 million and $1.9 million at March 31, 2019 and December 31, 2018, respectively. These government guarantees relate, almost entirely, to guarantees provided by the Small Business Administration as well as selected other Federal agencies and represent the carrying value of the loans that are covered by such guarantees, the extent of which (i.e. full or partial) varies by loan. At March 31, 2019, the principal loan classes to which these government guarantees relate are commercial and industrial loans (82%) and commercial real estate loans (18%).
2.Includes $22.0 million and $24.8 million of loans in the process of foreclosure at March 31, 2019 and December 31, 2018, respectively.

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
The preceding table excludes acquired loans that are (i) accounted for as PCI loans and/or (ii) covered by a Federal Deposit Insurance Corporation (“FDIC”) loss-share agreement (“LSA”), which totaled $34.3 million and $44.1 million at March 31, 2019 and December 31, 2018, respectively. Such loans otherwise meet People’s United’s definition of a non-performing loan but are excluded because the loans are included in loan pools that are considered performing and/or credit losses are covered by an FDIC LSA. The discounts arising from recording these loans at fair value were due, in part, to credit quality. Accordingly, such loans are generally accounted for on a pool basis and the accretable yield on the pools is being recognized as interest income over the life of the loans based on expected cash flows at the pool level. In addition, the table excludes purchased performing loans totaling $8.3 million and $6.0 million at March 31, 2019 and December 31, 2018, respectively, all of which became non-performing subsequent to acquisition.
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

All previously accrued but unpaid interest on non-accrual loans is reversed from interest income in the period in which the accrual of interest is discontinued. Interest payments received on non-accrual loans (including impaired loans) are generally applied as a reduction of principal if future collections are doubtful, although such interest payments may be recognized as income. A loan remains on non-accrual status until the factors that indicated doubtful collectability no longer exist or until a loan is determined to be uncollectible and is charged off against the allowance for loan losses. There were no loans past due 90 days or more and still accruing interest at March 31, 2019 or December 31, 2018.
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

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
At March 31, 2019 and December 31, 2018, People’s United’s recorded investment in loans classified as TDRs totaled $176.9 million and $179.4 million, respectively. The related allowance for loan losses was $3.8 million at March 31, 2019 and $4.5 million at December 31, 2018. Interest income recognized on TDRs totaled $1.6 million and $1.2 million for the three months ended March 31, 2019 and 2018, respectively. Fundings under commitments to lend additional amounts to borrowers with loans classified as TDRs were immaterial for the three months ended March 31, 2019 and 2018. Loans that were modified and classified as TDRs during the three months ended March 31, 2019 and 2018 principally involve reduced payment and/or payment deferral, extension of term (generally no more than two years for commercial loans and five years for retail loans) and/or a temporary reduction of interest rate (generally less than 200 basis points).

The following tables summarize, by class of loan, the recorded investments in loans modified as TDRs during the three months ended March 31, 2019 and 2018. For purposes of this disclosure, recorded investments represent amounts immediately prior to and subsequent to the restructuring.

	Three Months Ended March 31, 2019
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial:
Commercial real estate (1)	2	$3.0	$3.0
Commercial and industrial (2)	4	1.4	1.4
Equipment financing (3)	14	7.3	7.3
Total	20	11.7	11.7
Retail:
Residential mortgage (4)	20	5.6	5.6
Home equity (5)	22	2.1	2.1
Other consumer	—	—	—
Total	42	7.7	7.7
Total	62	$19.4	$19.4

1.Represents the following concessions: reduced payment and/or payment deferral (2 contracts; recorded investment of $3.0 million).
2.Represents the following concessions: extension of term (4 contracts; recorded investment of $1.4 million).
3.Represents the following concessions: extension of term (8 contracts; recorded investment of $6.6 million); reduced payment and/or payment deferral (5 contracts; recorded investment of $0.5 million); or a combination of concessions (1 contract; recorded investment of $0.2 million).
4.Represents the following concessions: loans restructured through bankruptcy (9 contracts; recorded investment of $1.1 million); reduced payment and/or payment deferral (5 contracts; recorded investment of $2.2 million); or a combination of concessions (6 contract; recorded investment of $2.3 million).
5.Represents the following concessions: loans restructured through bankruptcy (9 contracts; recorded investment of $0.6 million); reduced payment and/or payment deferral (3 contracts; recorded investment of $0.5 million); or a combination of concessions (10 contracts; recorded investment of $1.0 million).

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)

	Three Months Ended March 31, 2018
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

1.Represents the following concession: extension of term (4 contracts; recorded investment of $3.3 million).
2.Represents the following concessions: extension of term (9 contracts; recorded investment of $11.6 million); or reduced payment and/or payment deferral (4 contracts; recorded investment of $3.5 million).
3.Represents the following concessions: reduced payment and/or payment deferral (6 contracts; recorded investment of $7.0 million); or a combination of concessions (3 contracts; recorded investment of $0.5 million).
4.Represents the following concessions: loans restructured through bankruptcy (2 contracts; recorded investment of $0.1 million); or reduced payment and/or payment deferral (3 contracts; recorded investment of $0.7 million).
5.Represents the following concessions: loans restructured through bankruptcy (7 contracts; recorded investment of $0.6 million); reduced payment and/or payment deferral (4 contracts; recorded investment of $0.3 million); or a combination of concessions (1 contract; recorded investment of less than $0.1 million).

The following is a summary, by class of loan, of information related to TDRs completed within the previous 12 months that subsequently defaulted during the three months ended March 31, 2019 and 2018. For purposes of this disclosure, the previous 12 months is measured from April 1 of the respective prior year and a default represents a previously-modified loan that became past due 30 days or more during the three months ended March 31, 2019 or 2018.

	Three Months Ended March 31,
	2019		2018
(dollars in millions)	Number of Contracts	Recorded Investment as of Period End	Number of Contracts	Recorded Investment as of Period End
Commercial:
Commercial real estate	—	$—	—	$—
Commercial and industrial	—	—	7	4.6
Equipment financing	2	2.9	9	6.4
Total	2	2.9	16	11.0
Retail:
Residential mortgage	3	1.3	2	0.5
Home equity	2	0.4	1	—
Other consumer	—	—	—	—
Total	5	1.7	3	0.5
Total	7	$4.6	19	$11.5

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
People’s United’s impaired loans consist of certain loans that have been placed on non-accrual status, including all TDRs. The following table summarizes, by class of loan, information related to individually-evaluated impaired loans.

	As of March 31, 2019			As of December 31, 2018
(in millions)	Unpaid Principal Balance	Recorded Investment	Related Allowance for Loan Losses	Unpaid Principal Balance	Recorded Investment	Related Allowance for Loan Losses
Without a related allowance for loan losses:
Commercial:
Commercial real estate	$40.1	$37.1	$—	$31.0	$28.1	$—
Commercial and industrial	33.9	30.1	—	45.6	42.0	—
Equipment financing	17.7	16.0	—	20.2	18.0	—
Retail:
Residential mortgage	61.7	54.2	—	66.8	59.3	—
Home equity	24.4	20.9	—	23.8	20.3	—
Other consumer	—	—	—	—	—	—
Total	$177.8	$158.3	$—	$187.4	$167.7	$—
With a related allowance for loan losses:
Commercial:
Commercial real estate	$20.6	$17.4	$1.8	$23.8	$21.8	$1.6
Commercial and industrial	12.2	10.7	1.8	12.6	10.2	2.4
Equipment financing	8.9	7.9	1.6	16.2	12.8	2.7
Retail:
Residential mortgage	12.5	12.2	1.8	8.8	8.8	1.7
Home equity	1.5	1.4	0.5	1.7	1.6	0.7
Other consumer	—	—	—	—	—	—
Total	$55.7	$49.6	$7.5	$63.1	$55.2	$9.1
Total impaired loans:
Commercial:
Commercial real estate	$60.7	$54.5	$1.8	$54.8	$49.9	$1.6
Commercial and industrial	46.1	40.8	1.8	58.2	52.2	2.4
Equipment financing	26.6	23.9	1.6	36.4	30.8	2.7
Total	133.4	119.2	5.2	149.4	132.9	6.7
Retail:
Residential mortgage	74.2	66.4	1.8	75.6	68.1	1.7
Home equity	25.9	22.3	0.5	25.5	21.9	0.7
Other consumer	—	—	—	—	—	—
Total	100.1	88.7	2.3	101.1	90.0	2.4
Total	$233.5	$207.9	$7.5	$250.5	$222.9	$9.1

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
The following tables summarize, by class of loan, the average recorded investment and interest income recognized on impaired loans for the periods indicated. The average recorded investment amounts are based on month-end balances.

	Three Months Ended March 31,
	2019		2018
(in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial:
Commercial real estate	$51.1	$0.4	$45.1	$0.3
Commercial and industrial	43.3	0.6	48.8	0.4
Equipment financing	23.4	—	41.1	0.1
Total	117.8	1.0	135.0	0.8
Retail:
Residential mortgage	64.0	0.5	70.7	0.5
Home equity	21.6	0.1	21.5	0.1
Other consumer	—	—	—	—
Total	85.6	0.6	92.2	0.6
Total	$203.4	$1.6	$227.2	$1.4

The following tables summarize, by class of loan, aging information for originated loans:

		Past Due
As of March 31, 2019 (in millions)	Current	30-89 Days	90 Days or More	Total	Total Originated
Commercial:
Commercial real estate	$9,719.1	$3.1	$29.9	$33.0	$9,752.1
Commercial and industrial	8,547.8	13.6	19.6	33.2	8,581.0
Equipment financing	4,033.3	67.8	8.7	76.5	4,109.8
Total	22,300.2	84.5	58.2	142.7	22,442.9
Retail:
Residential mortgage	6,774.6	34.7	23.5	58.2	6,832.8
Home equity	1,722.7	6.4	6.6	13.0	1,735.7
Other consumer	40.4	0.2	—	0.2	40.6
Total	8,537.7	41.3	30.1	71.4	8,609.1
Total originated loans	$30,837.9	$125.8	$88.3	$214.1	$31,052.0
Included in the “Current” and “30-89 Days” categories above are early non-performing commercial real estate loans, commercial and industrial loans, and equipment financing loans totaling $3.9 million, $11.9 million and $28.8 million, respectively, and $19.4 million of retail loans in the process of foreclosure or bankruptcy. These loans are less than 90 days past due but have been placed on non-accrual status as a result of having been identified as presenting uncertainty with respect to the collectability of interest and principal.

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)

		Past Due
As of As of December 31, 2018 (in millions) (in millions)	Current	30-89 Days	90 Days or More	Total	Total Originated
Commercial:
Commercial real estate	$9,762.1	$23.0	$13.4	$36.4	$9,798.5
Commercial and industrial	8,261.5	6.9	23.9	30.8	8,292.3
Equipment financing	3,855.3	68.8	13.6	82.4	3,937.7
Total	21,878.9	98.7	50.9	149.6	22,028.5
Retail:
Residential mortgage	6,723.2	38.6	27.4	66.0	6,789.2
Home equity	1,776.0	5.8	7.7	13.5	1,789.5
Other consumer	42.7	0.1	—	0.1	42.8
Total	8,541.9	44.5	35.1	79.6	8,621.5
Total originated loans	$30,420.8	$143.2	$86.0	$229.2	$30,650.0
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
The following tables summarize, by class of loan, credit quality indicators:

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)

As of March 31, 2019 (in millions)	Commercial Real Estate	Commercial and Industrial	Equipment Financing	Total
Commercial:
Originated loans:
Pass	$9,605.9	$8,104.4	$3,704.1	$21,414.4
Special mention	60.5	271.5	90.9	422.9
Substandard	84.7	203.2	314.8	602.7
Doubtful	1.0	1.9	—	2.9
Total originated loans	9,752.1	8,581.0	4,109.8	22,442.9
Acquired loans:
Pass	1,747.3	708.4	351.0	2,806.7
Special mention	24.8	24.0	—	48.8
Substandard	67.0	41.3	5.3	113.6
Doubtful	—	—	—	—
Total acquired loans	1,839.1	773.7	356.3	2,969.1
Total	$11,591.2	$9,354.7	$4,466.1	$25,412.0

As of March 31, 2019 (in millions)	Residential Mortgage	Home Equity	Other Consumer	Total
Retail:
Originated loans:
Low risk	$3,423.1	$800.2	$25.4	$4,248.7
Moderate risk	2,867.8	568.1	5.9	3,441.8
High risk	541.9	367.4	9.3	918.6
Total originated loans	6,832.8	1,735.7	40.6	8,609.1
Acquired loans:
Low risk	588.1	—	—	588.1
Moderate risk	580.5	—	—	580.5
High risk	161.7	160.2	3.6	325.5
Total acquired loans	1,330.3	160.2	3.6	1,494.1
Total	$8,163.1	$1,895.9	$44.2	$10,103.2

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)

As of December 31, 2018 (in millions)	Commercial Real Estate	Commercial and Industrial	Equipment Financing	Total
Commercial:
Originated loans:
Pass	$9,607.0	$7,855.7	$3,549.3	$21,012.0
Special mention	105.5	196.9	92.1	394.5
Substandard	85.2	239.3	296.3	620.8
Doubtful	0.8	0.4	—	1.2
Total originated loans	9,798.5	8,292.3	3,937.7	22,028.5
Acquired loans:
Pass	1,766.2	719.6	394.0	2,879.8
Special mention	27.3	14.6	4.7	46.6
Substandard	57.6	62.4	2.8	122.8
Doubtful	—	—	—	—
Total acquired loans	1,851.1	796.6	401.5	3,049.2
Total	$11,649.6	$9,088.9	$4,339.2	$25,077.7

As of December 31, 2018 (in millions)	Residential Mortgage	Home Equity	Other Consumer	Total
Retail:
Originated loans:
Low risk	$2,912.8	$834.5	$27.3	$3,774.6
Moderate risk	3,360.9	576.4	5.9	3,943.2
High risk	515.5	378.6	9.6	903.7
Total originated loans	6,789.2	1,789.5	42.8	8,621.5
Acquired loans:
Low risk	506.1	—	—	506.1
Moderate risk	639.6	—	—	639.6
High risk	219.3	173.0	4.2	396.5
Total acquired loans	1,365.0	173.0	4.2	1,542.2
Total	$8,154.2	$1,962.5	$47.0	$10,163.7

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
Subsequent to acquisition, actual cash collections are monitored relative to management’s expectations and revised cash flow forecasts are prepared, as warranted. These revised forecasts involve updates, as necessary, of the key assumptions and estimates used in the initial estimate of fair value. Generally speaking, expected cash flows are affected by:

•Changes in the expected principal and interest payments over the estimated life – Updates to changes in expected cash flows are driven by the credit outlook and actions taken with borrowers. Changes in expected future cash flows resulting from loan modifications are included in the assessment of expected cash flows;
•Changes in prepayment assumptions – Prepayments affect the estimated life of the loans which may change the amount of interest income, and possibly principal, expected to be collected; and
•Changes in interest rate indices for variable rate loans – Expected future cash flows are based, as applicable, on the variable rates in effect at the time of the assessment of expected cash flows.

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
At the respective acquisition dates, on an aggregate basis, the PCI loan portfolio had contractually required principal and interest payments receivable of $7.76 billion; expected cash flows of $7.19 billion; and a fair value (initial carrying amount) of $5.49 billion. The difference between the contractually required principal and interest payments receivable and the expected cash flows ($572.0 million) represented the initial nonaccretable difference. The difference between the expected cash flows and fair value ($1.70 billion) represented the initial accretable yield. Both the contractually required principal and interest payments receivable and the expected cash flows reflect anticipated prepayments, determined based on historical portfolio experience. At March 31, 2019, the outstanding principal balance and carrying amount of the PCI loan portfolio were $461.3 million and $368.7 million, respectively ($491.6 million and $399.9 million, respectively, at December 31, 2018).

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
The following table summarizes activity in the accretable yield for the PCI loan portfolio:

	Three Months Ended March 31,
(in millions)	2019	2018
Balance at beginning of period	$189.7	$219.7
Acquisitions	—	—
Accretion	(5.4)	(6.3)
Reclassification from nonaccretable difference for loans with improved cash flows (1)	—	—
Other changes in expected cash flows (2)	(17.4)	(5.9)
Balance at end of period	$166.9	$207.5

1.Results in increased interest accretion as a prospective yield adjustment over the remaining life of the corresponding pool of loans.
2.Represents changes in cash flows expected to be collected due to factors other than credit (e.g. changes in prepayment assumptions and/or changes in interest rates on variable rate loans), as well as loan sales, modifications and payoffs.

Other Real Estate Owned and Repossessed Assets (included in Other Assets)
Other real estate owned (“REO”) was comprised of commercial and residential properties totaling $4.1 million and $6.9 million, respectively, at March 31, 2019, and $8.7 million and $5.5 million, respectively, at December 31, 2018. Repossessed assets totaled $5.6 million and $3.9 million at March 31, 2019 and December 31, 2018, respectively.

NOTE 4. STOCKHOLDERS' EQUITY
Preferred Stock and Common Stock
People’s United is authorized to issue (i) 50.0 million shares of preferred stock, par value of $0.01 per share, of which 10.0 million shares were outstanding at both March 31, 2019 and December 31, 2018, and (ii) 1.95 billion shares of common stock, par value of $0.01 per share, of which 467.4 million shares and 466.3 million shares were issued at March 31, 2019 and December 31, 2018, respectively.
Treasury Stock
Treasury stock includes (i) common stock repurchased by People’s United, either directly or through agents, in the open market at prices and terms satisfactory to management in connection with stock repurchases authorized by its Board of Directors (86.4 million shares at both March 31, 2019 and December 31, 2018) and (ii) common stock purchased in the open market by a trustee with funds provided by People’s United and originally intended for awards under the People’s United Financial, Inc. 2007 Recognition and Retention Plan (the “RRP”) (2.6 million shares at both March 31, 2019 and December 31, 2018). Following shareholder approval of the People’s United Financial, Inc. 2014 Long-Term Incentive Plan in 2014, no new awards may be granted under the RRP.
Comprehensive Income
Comprehensive income represents the sum of net income and items of “other comprehensive income or loss,” including (on an after-tax basis): (i) net actuarial gains and losses, prior service credits and costs, and transition assets and obligations related to People’s United’s pension and other postretirement plans; (ii) net unrealized gains and losses on debt securities available-for-sale; (iii) net unrealized gains and losses on debt securities transferred to held-to-maturity; and (iv) net unrealized gains and losses on derivatives accounted for as cash flow hedges. People’s United’s total comprehensive income for the three months ended March 31, 2019 and 2018 is reported in the Consolidated Statements of Comprehensive Income.

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
The following is a summary of the changes in the components of AOCL, which are included in People’s United’s stockholders’ equity on an after-tax basis:

(in millions)	Pension and Other Postretirement Plans	Net Unrealized Gains (Losses) on Debt Securities Available-for-Sale	Net Unrealized Gains (Losses) on Debt Securities Transferred to Held-to-Maturity	Net Unrealized Gains (Losses) on Derivatives Accounted for as Cash Flow Hedges	Total AOCL
Balance at December 31, 2018	$(192.5)	$(47.0)	$(15.3)	$(2.0)	$(256.8)
Other comprehensive income before reclassifications	—	29.0	—	0.5	29.5
Amounts reclassified from AOCL (1)	1.8	—	0.6	0.3	2.7
Current period other comprehensive income	1.8	29.0	0.6	0.8	32.2
Balance at March 31, 2019	$(190.7)	$(18.0)	$(14.7)	$(1.2)	$(224.6)

(in millions)	Pension and Other Postretirement Plans	Net Unrealized Gains (Losses) on Debt Securities Available-for-Sale	Net Unrealized Gains (Losses) on Debt Securities Transferred to Held-to-Maturity	Net Unrealized Gains (Losses) on Derivatives Accounted for as Cash Flow Hedges	Total AOCL
Balance at December 31, 2017	$(144.1)	$(21.6)	$(15.1)	$(0.9)	$(181.7)
Other comprehensive income (loss) before reclassifications	—	(37.7)	—	(1.5)	(39.2)
Amounts reclassified from AOCL (1)	1.7	—	0.7	—	2.4
Current period other comprehensive income (loss)	1.7	(37.7)	0.7	(1.5)	(36.8)
Transition adjustments related to adoption of new accounting standards (2)	(30.0)	(3.9)	(3.2)	(0.2)	(37.3)
Balance at March 31, 2018	$(172.4)	$(63.2)	$(17.6)	$(2.6)	$(255.8)

1.See the following table for details about these reclassifications.
2.See Notes 2 and 14.

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
The following is a summary of the amounts reclassified from AOCL:

	Amounts Reclassified from AOCL		Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended March 31,
(in millions)	2019	2018
Details about components of AOCL:
Amortization of pension and other postretirement plans items:
Net actuarial loss	$(1.3)	$(2.1)	(1)
Prior service credit	—	0.1	(1)
	(1.3)	(2.0)	Income before income tax expense
	(0.5)	0.3	Income tax expense
	(1.8)	(1.7)	Net income
Reclassification adjustment for net realized gains (losses) on debt securities available-for-sale	—	0.1	Income before income tax expense (2)
	—	(0.1)	Income tax expense
	—	—	Net income
Amortization of unrealized losses on debt securities transferred to held-to-maturity	(0.8)	(0.9)	Income before income tax expense (3)
	0.2	0.2	Income tax expense
	(0.6)	(0.7)	Net income
Amortization of unrealized gains and losses on cash flow hedges:
Interest rate swaps	(0.4)	0.1	(5)
Interest rate locks (4)	—	—	(5)
	(0.4)	0.1	Income before income tax expense
	0.1	(0.1)	Income tax expense
	(0.3)	—	Net income
Total reclassifications for the period	$(2.7)	$(2.4)

1.Included in the computation of net periodic benefit income (expense) reflected in other non-interest expense (see Note 7 for additional details).
2.Included in other non-interest income.
3.Included in interest and dividend income - securities.
4.Amount reclassified from AOCL totaled less than $0.1 million for both periods.
5.Included in interest expense - notes and debentures.

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)

NOTE 5. EARNINGS PER COMMON SHARE
The following is an analysis of People’s United’s basic and diluted earnings per common share (“EPS”), reflecting the application of the two-class method, as described below:

	Three Months Ended March 31,
(in millions, except per common share data)	2019	2018
Net income available to common shareholders	$111.1	$104.4
Dividends paid on and undistributed earnings allocated to participating securities	—	(0.1)
Earnings attributable to common shareholders	$111.1	$104.3
Weighted average common shares outstanding for basic EPS	370.7	339.8
Effect of dilutive equity-based awards	3.4	4.2
Weighted average common shares and common-equivalent shares for diluted EPS	374.1	344.0
EPS:
Basic	$0.30	$0.31
Diluted	0.30	0.30
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
All unallocated Employee Stock Ownership Plan (“ESOP”) common shares and all common shares accounted for as treasury shares have been excluded from the calculation of basic and diluted EPS. Anti-dilutive equity-based awards totaling 7.2 million shares for both the three months ended March 31, 2019 and 2018, respectively, have also been excluded from the calculation of diluted EPS.

NOTE 6. GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS
Changes in the carrying amounts of People’s United’s goodwill are summarized as follows for the three months ended March 31, 2019. There were no changes in goodwill during the three months ended March 31, 2018.

	Operating Segment
(in millions)	Commercial Banking	Retail Banking	Wealth Management	Total
Balance at December 31, 2018	$1,759.4	$835.3	$91.0	$2,685.7
Acquisition of VAR	37.5	—	—	37.5
Balance at March 31, 2019	$1,796.9	$835.3	$91.0	$2,723.2
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
All of People’s United’s tax deductible goodwill was created in transactions in which the Company purchased the assets of the target (as opposed to purchasing the issued and outstanding stock of the target). At March 31, 2019 and December 31, 2018, tax deductible goodwill totaled $140.1 million and $71.0 million, respectively.

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
People’s United’s other acquisition-related intangible assets totaled $173.3 million and $180.0 million at March 31, 2019 and December 31, 2018, respectively. At March 31, 2019, the carrying amounts of other acquisition-related intangible assets were as follows: core deposit intangible ($61.9 million); trade name intangible ($57.5 million); client relationships intangible ($19.4 million); trust relationships intangible ($10.7 million); insurance relationships intangible ($4.4 million); favorable lease agreements ($2.5 million); non-compete agreements ($0.4 million); and mutual fund management contracts, which are not amortized ($16.5 million).
Amortization expense of other acquisition-related intangible assets totaled $6.7 million and $5.1 million for the three months ended March 31, 2019 and 2018, respectively. Scheduled amortization expense attributable to other acquisition-related intangible assets for the full-year of 2019 and each of the next five years is as follows: $26.1 million in 2019; $24.0 million in 2020; $21.7 million in 2021; $19.7 million in 2022; $14.2 million in 2023; and $12.9 million in 2024. There were no impairment losses relating to goodwill or other acquisition-related intangible assets recorded in the Consolidated Statements of Income during the three months ended March 31, 2019 and 2018.

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
In addition to the People’s Qualified Plan, People’s United continues to maintain a qualified defined benefit pension plan that covers former First Connecticut Bancorp, Inc. ("First Connecticut") employees who meet certain eligibility requirements (the “First Connecticut Qualified Plan”). All benefits under this plan were frozen effective February 28, 2013.
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

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
Components of net periodic benefit (income) expense and other amounts recognized in other comprehensive income (loss) for (i) the People’s Qualified Plan, the First Connecticut Qualified Plan, the People's Supplemental Plans and the First Connecticut Supplemental Plan (together the “Pension Plans”) and (ii) the People's Postretirement Plan and the First Connecticut Postretirement Plans (together the "Other Postretirement Plans") are as follows:

	Pension Plans		Other Postretirement Plans
Three months ended March 31 (in millions)	2019	2018	2019	2018
Net periodic benefit (income) expense:
Interest cost	$5.6	$4.8	$0.3	$0.2
Expected return on plan assets	(11.4)	(10.9)	—	—
Recognized net actuarial loss	1.3	2.0	—	0.1
Recognized prior service credit	—	(0.1)	—	—
Settlements	0.6	0.4	—	—
Net periodic benefit (income) expense	(3.9)	(3.8)	0.3	0.3
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial loss	(1.3)	(2.0)	—	(0.1)
Prior service credit	—	0.1	—	—
Total pre-tax changes recognized in other comprehensive income (loss)	(1.3)	(1.9)	—	(0.1)
Total recognized in net periodic benefit (income) expense and other comprehensive income (loss)	$(5.2)	$(5.7)	$0.3	$0.2

Employee Stock Ownership Plan
In April 2007, People’s United established an ESOP. At that time, People’s United loaned the ESOP $216.8 million to purchase 10,453,575 shares of People’s United common stock in the open market. In order for the ESOP to repay the loan, People’s United expects to make annual cash contributions of approximately $18.8 million until 2036. Such cash contributions may be reduced by the cash dividends paid on unallocated ESOP shares, which, for the three months ended March 31, 2019, totaled $1.1 million. At March 31, 2019, the loan balance totaled $176.5 million.
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
Shares of People’s United common stock are held by the ESOP and allocated to eligible participants annually based upon a percentage of each participant’s eligible compensation. Since the ESOP was established, a total of 4,268,541 shares of People’s United common stock have been allocated or committed to be released to participants’ accounts. At March 31, 2019, 6,185,034 shares of People’s United common stock, with a fair value of $101.7 million at that date, have not been allocated or committed to be released.
Compensation expense related to the ESOP is recognized at an amount equal to the number of common shares committed to be released by the ESOP for allocation to participants’ accounts multiplied by the average fair value of People’s United’s common stock during the reporting period. The difference between the fair value of the shares of People’s United’s common stock committed to be released and the cost of those common shares is recorded as a credit to additional paid-in capital (if fair value exceeds cost) or, to the extent that no such credits remain in additional paid-in capital, as a charge to retained earnings (if fair value is less than cost). Expense recognized for the ESOP totaled $1.4 million and $1.7 million for the three months ended March 31, 2019 and 2018, respectively.

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

NOTE 9. SEGMENT INFORMATION
See “Segment Results” included in Item 2 for segment information for the three months ended March 31, 2019 and 2018.

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
The three levels within the fair value hierarchy are as follows:

•Level 1 – Unadjusted quoted market prices for identical assets or liabilities in active markets that the entity has the ability to access at the measurement date (such as active exchange-traded equity securities or mutual funds and certain U.S. and government agency debt securities).

•Level 2 – Observable inputs other than quoted prices included in Level 1, such as:
▪quoted prices for similar assets or liabilities in active markets (such as U.S. agency and GSE mortgage-backed securities);
▪quoted prices for identical or similar assets or liabilities in less active markets (such as certain U.S. and government agency debt securities, and corporate and municipal debt securities that trade infrequently); and
▪other inputs that (i) are observable for substantially the full term of the asset or liability (e.g. interest rates, yield curves, prepayment speeds, default rates, etc.) or (ii) can be corroborated by observable market data (such as interest rate and currency derivatives and certain other securities).

•Level 3 – Valuation techniques that require unobservable inputs that are supported by little or no market activity and are significant to the fair value measurement of the asset or liability (such as pricing models, discounted cash flow methodologies and similar techniques that typically reflect management’s own estimates of the assumptions a market participant would use in pricing the asset or liability).
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
The Company’s available-for-sale debt securities are primarily comprised of GSE mortgage-backed securities. The fair value of these securities is based on prices obtained from the independent pricing service. The pricing service uses various techniques to determine pricing for the Company’s mortgage-backed securities, including option pricing and discounted cash flow analysis. The inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, reference data, monthly payment information and collateral performance. At both March 31, 2019 and December 31, 2018, the entire available-for-sale mortgage-backed securities portfolio was comprised of 10- and 15-year GSE securities. An active market exists for securities that are similar to the Company’s GSE mortgage-backed securities, making observable inputs readily available.
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

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
The following tables summarize People’s United’s financial instruments that are measured at fair value on a recurring basis:

	Fair Value Measurements Using
As of March 31, 2019 (in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Trading debt securities:
U.S. Treasury	$8.3	$—	$—	$8.3
Debt securities available-for-sale:
U.S. Treasury and agency	683.0	—	—	683.0
GSE mortgage-backed securities	—	2,377.0	—	2,377.0
Equity securities	8.2	—	—	8.2
Other assets:
Exchange-traded funds	37.9	—	—	37.9
Mutual funds	20.0	—	—	20.0
Fixed income securities	—	0.3	—	0.3
Interest rate swaps	—	153.1	—	153.1
Interest rate caps	—	2.5	—	2.5
Foreign exchange contracts	—	0.7	—	0.7
Forward commitments to sell residential mortgage loans	—	0.2	—	0.2
Total	$757.4	$2,533.8	$—	$3,291.2
Financial liabilities:
Interest rate swaps	$—	$76.2	$—	$76.2
Interest rate caps	—	2.5	—	2.5
Risk participation agreements	—	0.1	—	0.1
Foreign exchange contracts	—	0.4	—	0.4
Interest rate-lock commitments on residential mortgage loans	—	0.2	—	0.2
Total	$—	$79.4	$—	$79.4

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)

	Fair Value Measurements Using
As of December 31, 2018 (in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Trading debt securities:
U.S. Treasury	$8.4	$—	$—	$8.4
Debt securities available-for-sale:
U.S. Treasury and agency	678.0	—	—	678.0
GSE mortgage-backed securities	—	2,443.0	—	2,443.0
Equity securities	8.1	—	—	8.1
Other assets:
Exchange-traded funds	35.5	—	—	35.5
Mutual funds	20.6	—	—	20.6
Fixed income securities	—	0.3	—	0.3
Interest rate swaps	—	98.9	—	98.9
Interest rate caps	—	3.1	—	3.1
Foreign exchange contracts	—	0.9	—	0.9
Forward commitments to sell residential mortgage loans	—	0.1	—	0.1
Total	$750.6	$2,546.3	$—	$3,296.9
Financial liabilities:
Interest rate swaps	$—	$135.0	$—	$135.0
Interest rate caps	—	3.1	—	3.1
Risk participation agreements (1)	—	—	—	—
Foreign exchange contracts	—	0.8	—	0.8
Interest rate-lock commitments on residential mortgage loans	—	0.1	—	0.1
Total	$—	$139.0	$—	$139.0

1.At December 31, 2018, the fair value of risk participation agreements totaled less than $0.1 million (see Note 11).

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

The following tables summarize People’s United’s assets that are measured at fair value on a non-recurring basis:

	Fair Value Measurements Using
As of March 31, 2019 (in millions)	Level 1	Level 2	Level 3	Total
Loans held-for-sale (1)	$—	$7.8	$—	$7.8
Impaired loans (2)	—	—	49.6	49.6
REO and repossessed assets (3)	—	—	16.6	16.6
Total	$—	$7.8	$66.2	$74.0

	Fair Value Measurements Using
As of December 31, 2018 (in millions)	Level 1	Level 2	Level 3	Total
Loans held-for-sale (1)	$—	$19.5	$—	$19.5
Impaired loans (2)	—	—	55.2	55.2
REO and repossessed assets (3)	—	—	18.1	18.1
Total	$—	$19.5	$73.3	$92.8

1.Consists of residential mortgage loans; no fair value adjustments were recorded for the three months ended March 31, 2019 and 2018.
2.Represents the recorded investment in originated impaired loans with a related allowance for loan losses measured in accordance with applicable accounting guidance. The total consists of $36.0 million of Commercial loans and $13.6 million of Retail loans at March 31, 2019. The provision for loan losses on impaired loans totaled $0.6 million and $2.8 million for the three months ended March 31, 2019 and 2018, respectively.
3.Represents: (i) $4.1 million of commercial REO; (ii) $6.9 million of residential REO; and (iii) $5.6 million of repossessed assets at March 31, 2019. Charge-offs to the allowance for loan losses related to loans that were transferred to REO or repossessed assets totaled $0.3 million and $0.5 million for the three months ended March 31, 2019 and 2018, respectively. Write downs and net loss (gains) on sale of foreclosed/repossessed assets charged to non-interest expense totaled $0.1 million and $(0.3) million for the same periods.

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

	Carrying Amount	Estimated Fair Value Measurements Using
As of March 31, 2019 (in millions)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$508.5	$508.5	$—	$—	$508.5
Short-term investments	106.0	—	106.0	—	106.0
Debt securities held-to-maturity	3,823.4	—	3,885.6	1.5	3,887.1
FHLB and FRB stock	275.6	—	275.6	—	275.6
Total loans, net (1)	35,224.7	—	7,920.2	27,157.8	35,078.0
Financial liabilities:
Time deposits	7,296.2	—	7,287.4	—	7,287.4
Other deposits	29,604.7	—	29,604.7	—	29,604.7
FHLB advances	1,573.2	—	1,573.6	—	1,573.6
Federal funds purchased	1,020.0	—	1,020.0	—	1,020.0
Customer repurchase agreements	264.8	—	264.8	—	264.8
Other borrowings	1.6	—	1.6	—	1.6
Notes and debentures	901.6	—	907.5	—	907.5

1.Excludes impaired loans totaling $49.6 million measured at fair value on a non-recurring basis.

	Carrying Amount	Estimated Fair Value Measurements Using
As of December 31, 2018 (in millions)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$665.7	$665.7	$—	$—	$665.7
Short-term investments	266.3	—	266.3	—	266.3
Debt securities held-to-maturity	3,792.3	—	3,774.4	1.5	3,775.9
FHLB and FRB stock	303.4	—	303.4	—	303.4
Total loans, net (1)	34,945.8	—	7,806.1	26,800.2	34,606.3
Financial liabilities:
Time deposits	6,916.2	—	6,884.0	—	6,884.0
Other deposits	29,242.8	—	27,242.8	—	27,242.8
FHLB advances	2,404.5	—	2,404.5	—	2,404.5
Federal funds purchased	845.0	—	845.0	—	845.0
Customer repurchase agreements	332.9	—	332.9	—	332.9
Other borrowings	11.0	—	11.0	—	11.0
Notes and debentures	895.8	—	893.4	—	893.4

1.Excludes impaired loans totaling $55.2 million measured at fair value on a non-recurring basis.

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
Certain of People’s United’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of master netting arrangements and posted collateral). There were no derivative instruments with such credit-related contingent features in a net liability position at March 31, 2019.
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

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
The table below provides a summary of the notional amounts and fair values (presented on a gross basis) of derivatives outstanding:

				Fair Values (1)
		Notional Amounts		Assets		Liabilities
(in millions)	Type of Hedge	March 31, 2019	Dec 31, 2018	March 31, 2019	Dec 31, 2018	March 31, 2019	Dec 31, 2018
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$7,467.2	$7,455.9	$131.6	$76.3	$50.8	$102.6
Institutional counterparties	N/A	7,172.3	7,161.3	21.5	22.6	25.4	32.4
Interest rate caps:
Commercial customers	N/A	328.9	329.1	0.9	0.6	1.6	2.5
Institutional counterparties	N/A	328.9	329.1	1.6	2.5	0.9	0.6
Risk participation agreements (2)	N/A	608.2	576.5	—	—	0.1	—
Foreign exchange contracts	N/A	139.5	145.2	0.7	0.9	0.4	0.8
Forward commitments to sell residential mortgage loans	N/A	14.2	9.5	0.2	0.1	—	—
Interest rate-lock commitments on residential mortgage loans	N/A	22.0	13.6	—	—	0.2	0.1
Total				156.5	103.0	79.4	139.0
Derivatives Designated as Hedging Instruments:
Interest rate swaps:
Subordinated notes	Fair value	375.0	375.0	—	—	—	—
Loans	Cash flow	210.0	210.0	—	—	—	—
Total				—	—	—	—
Total fair value of derivatives				$156.5	$103.0	$79.4	$139.0

1.Assets are recorded in other assets and liabilities are recorded in other liabilities.
2.Fair value totaled less than $0.1 million at December 31, 2018.

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
The following table summarizes the impact of People’s United’s derivatives on pre-tax income and AOCL:

	Type of Hedge	Amount of Pre-Tax Gain (Loss) Recognized in Earnings (1)		Amount of Pre-Tax Gain (Loss) Recognized in AOCL
Three months ended March 31 (in millions)		2019	2018	2019	2018
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$111.6	$(103.3)	$—	$—
Institutional counterparties	N/A	(108.8)	104.5	—	—
Interest rate caps:
Commercial customers	N/A	1.1	(0.7)	—	—
Institutional counterparties	N/A	(1.2)	0.7	—	—
Foreign exchange contracts	N/A	0.2	0.2	—	—
Risk participation agreements	N/A	0.1	0.1	—	—
Forward commitments to sell residential mortgage loans	N/A	—	0.1	—	—
Interest rate-lock commitments on residential mortgage loans	N/A	—	(0.1)	—	—
Total		3.0	1.5	—	—
Derivatives Designated as Hedging Instruments:
Interest rate swaps	Fair value	(0.3)	1.1	—	—
Interest rate swaps	Cash flow	(0.4)	0.1	0.6	(1.8)
Interest rate locks (2)	Cash flow	—	—	—	—
Total		(0.7)	1.2	0.6	(1.8)
Total		$2.3	$2.7	$0.6	$(1.8)

1.Amounts recognized in earnings are recorded in interest income, interest expense or other non-interest income for derivatives designated as hedging instruments and in other non-interest income for derivatives not designated as hedging instruments.
2.Income totaled less than $0.1 million for both periods.

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

The Chicago Mercantile Exchange (“CME”) legally characterizes variation margin payments for over-the-counter derivatives that clear as settlements rather than collateral. Accordingly, the Company’s accounting policies classify, for accounting and presentation purposes, variation margin payments deemed to be legal settlements as a single unit of account with the related derivative(s). At both March 31, 2019 and December 31, 2018, this presentation impacted one of the Company’s institutional counterparties. As such, People’s United has, subject to the corresponding enforceable master netting arrangement, netted the institutional counterparty’s CME derivative position and offset the counterparty’s variation margin payments in the Consolidated Statement of Condition as of both dates.

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

	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Gross Amounts Not Offset
				Financial Instruments		Net Amount
As of March 31, 2019 (in millions)					Collateral
Financial assets:
Interest rate swaps:
Counterparty A	$1.9	$—	$1.9	$(1.5)	$(0.1)	$0.3
Counterparty B	1.0	—	1.0	(1.0)	—	—
Counterparty C	2.0	—	2.0	(2.0)	—	—
Counterparty D	2.0	—	2.0	(2.0)	—	—
Counterparty E	9.8	—	9.8	—	—	9.8
Other counterparties	6.4	—	6.4	(4.6)	(1.5)	0.3
Foreign exchange contracts	0.7	—	0.7	—	—	0.7
Total	$23.8	$—	$23.8	$(11.1)	$(1.6)	$11.1
Financial liabilities:
Interest rate swaps:
Counterparty A	$1.5	$—	$1.5	$(1.5)	$—	$—
Counterparty B	4.4	—	4.4	(1.0)	(3.4)	—
Counterparty C	5.9	—	5.9	(2.0)	(3.9)	—
Counterparty D	3.8	—	3.8	(2.0)	(1.8)	—
Counterparty E	—	—	—	—	—	—
Other counterparties	10.7	—	10.7	(4.6)	(6.1)	—
Foreign exchange contracts	0.4	—	0.4	—	—	0.4
Total	$26.7	$—	$26.7	$(11.1)	$(15.2)	$0.4

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)

	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Gross Amounts Not Offset
				Financial Instruments		Net Amount
As of December 31, 2018 (in millions)					Collateral
Financial assets:
Interest rate swaps:
Counterparty A	$3.1	$—	$3.1	$(1.4)	$(1.7)	$—
Counterparty B	2.5	—	2.5	(2.5)	—	—
Counterparty C	4.8	—	4.8	(3.7)	(1.1)	—
Counterparty D	3.6	—	3.6	(2.7)	(0.1)	0.8
Counterparty E	—	—	—	—	—	—
Other counterparties	11.1	—	11.1	(5.4)	(5.7)	—
Foreign exchange contracts	0.9	—	0.9	—	—	0.9
Total	$26.0	$—	$26.0	$(15.7)	$(8.6)	$1.7
Financial liabilities:
Interest rate swaps:
Counterparty A	$1.4	$—	$1.4	$(1.4)	$—	$—
Counterparty B	3.8	—	3.8	(2.5)	(1.2)	0.1
Counterparty C	3.7	—	3.7	(3.7)	—	—
Counterparty D	2.7	—	2.7	(2.7)	—	—
Counterparty E	16.0	—	16.0	—	—	16.0
Other counterparties	5.4	—	5.4	(5.4)	—	—
Foreign exchange contracts	0.8	—	0.8	—	—	0.8
Total	$33.8	$—	$33.8	$(15.7)	$(1.2)	$16.9
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

The following tables show the extent to which assets and liabilities exchanged under resale and repurchase agreements have been offset in the Consolidated Statements of Condition. These agreements: (i) are entered into simultaneously with the same financial institution counterparty; (ii) have the same principal amounts and inception/maturity dates; and (iii) are subject to a master netting arrangement that contains a conditional right of offset upon default. At March 31, 2019 and December 31, 2018, the Company posted as collateral marketable securities with fair values of $459.6 million and $461.3 million, respectively, and, in turn, accepted as collateral marketable securities with fair values of $460.4 million and $457.2 million, respectively.

As of March 31, 2019 (in millions)	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented
Total resale agreements	$450.0	$(450.0)	$—
Total repurchase agreements	$450.0	$(450.0)	$—

As of December 31, 2018 (in millions)	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented
Total resale agreements	$450.0	$(450.0)	$—
Total repurchase agreements	$450.0	$(450.0)	$—

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)

NOTE 13. LEASES
Lessor Arrangements
People's United provides equipment financing to its customers through a variety of lessor arrangements, some of which may include options to renew and/or for the lessee to purchase the leased equipment at the end of the lease term. Direct financing leases and sales-type leases (collectively, "lease financing receivables") are carried at the aggregate of lease payments receivable plus the estimated residual value of the leased assets and any initial direct costs incurred to originate these leases, less unearned income, which is accreted to interest income over the lease term using the interest method.
The residual value component of a lease financing receivable represents the estimated fair value of the leased equipment at the end of the lease term. In establishing residual value estimates, the Company may rely on industry data, historical experience, independent appraisals and, where appropriate, information regarding product life cycle, product upgrades and competing products. Upon expiration of a lease, residual assets are remarketed, resulting in an extension of the lease by the lessee, a lease to a new customer or purchase of the residual asset by the lessee or another party. Impairment of residual values arises if the expected fair value is less than the carrying amount. The Company assesses its net investment in lease financing receivables (including residual values) for impairment on a quarterly basis with any impairment losses recognized in accordance with the impairment guidance for financial instruments. As such, net investment in lease financing receivables may be reduced by an allowance for credit losses with changes recognized as provision expense.
The composition of the Company’s total net investment in lease financing receivables included within equipment financing loans in the Consolidated Statements of Condition was as follows:

(in millions)	March 31, 2019
Lease payments receivable	$1,316.1
Estimated residual value of leased assets	120.2
Gross investment in lease financing receivables	1,436.3
Plus: Deferred origination costs	14.3
Less: Unearned income	(147.3)
Total net investment in lease financing receivables	$1,303.3
The contractual maturities of the Company's lease financing receivables were as follows:

(in millions)	March 31, 2019
2019 (1)	$365.4
2020	401.6
2021	309.5
2022	201.7
2023	108.2
Later years	49.9
Total	$1,436.3
1.Contractual maturities for the nine months remaining in 2019.
Operating lease income, generated in connection with operating leases for which the Company acts as a lessor, is recognized as a component of non-interest income in the Consolidated Statements of Income on a straight-line basis over the lease term. Depreciation expense for assets under operating leases, which are included in other assets in the Consolidated Statements of Condition, is generally recorded on a straight-line basis over the lease term as a component of non-interest expense.
For the three months ended March 31, 2019, total lease income was $28.2 million, which consisted of $15.5 million from lease financing receivables and $12.7 million from operating leases.

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
Lessee Arrangements
Substantially all of the Company’s lessee arrangements represent non-cancelable operating leases for real estate (primarily branch locations) and office equipment with terms extending through 2054. Under these arrangements, People's United records right-of-use ("ROU") assets and corresponding lease liabilities at lease commencement. Lease liabilities are recognized based on the present value of the remaining lease payments and discounted using the Company’s incremental borrowing rate for borrowings of similar term. ROU assets initially equal the related lease liability, adjusted for any lease payments made prior to the lease commencement and any lease incentives. Portions of certain properties are subleased for terms extending through 2024.
At lease commencement, the Company considers renewal or termination options in the determination of the term of the lease. If it is reasonably certain that a renewal or termination option will be exercised, the effects of such options are included in the determination of the expected lease term. All leases are recorded with the exception of leases with an initial term of twelve months or less for which the Company made the short-term lease election. Within the Consolidated Statements of Condition, ROU assets are reported in other assets and the related lease liabilities are reported in other liabilities.
In recognizing ROU assets and related lease liabilities, lease and non-lease components (such as taxes, insurance and common area maintenance costs) are accounted for separately as such amounts are generally readily determinable under the Company's lease contracts. Lease expense is recognized on a straight-line basis over the lease term and is recorded within occupancy and equipment expense in the Consolidated Statements of Income. Variable lease payments, which generally relate to the non-lease components noted above, are expensed as incurred.
The following tables provide the components of lease cost and supplemental information:

Three Months Ended
(in millions)	March 31, 2019
Operating lease cost	$15.3
Variable lease cost	2.3
Sublease income	(0.4)
Net lease cost	$17.2

(dollars in millions)	March 31, 2019
Lease ROU assets	$241.2
Lease liabilities	265.9

Cash payments included in the measurement of lease liabilities reported in operating cash flows	15.4
ROU assets obtained in exchange for lessee operating lease liabilities (1)	10.3
Weighted average discount rate	3.32%
Weighted average remaining lease term (in years)	7
1.Amount excludes related transition adjustment (see Note 14).

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
The contractual maturities of the Company's lease liabilities were as follows:

(in millions)	March 31, 2019
2019 (1)	$46.1
2020	56.6
2021	53.9
2022	35.1
2023	25.0
Later years	86.1
Total lease payments	302.8
Less: Interest	(36.9)
Total lease liabilities	$265.9
1.Contractual maturities for the nine months remaining in 2019.
At December 31, 2018, future minimum rental commitments under operating leases in excess of one year were: $65.4 million in 2019; $60.1 million in 2020; $56.4 million in 2021; $37.8 million in 2022; $26.1 million in 2023; and an aggregate of $88.5 million in 2024 through 2054. These amounts include variable lease payments which are excluded from the lessee maturity analysis presented above. There has been no significant change in the Company's expected future minimum lease payments since December 31, 2018.

NOTE 14. NEW ACCOUNTING STANDARDS
Standards effective in 2019
Accounting for Leases
In February 2016, the Financial Accounting Standards Board (the “FASB”) amended its standards with respect to the accounting for leases. The amended guidance serves to replace all current GAAP guidance on this topic and requires that an operating lease be recognized on the statement of condition as a ROU asset along with a corresponding liability representing the rent obligation. Key aspects of current lessor accounting generally remain unchanged from existing guidance, although the definition of eligible initial direct costs (“IDC”) has been amended. The guidance became effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (January 1, 2019 for People’s United) and, as originally issued, required the use of the modified retrospective transition approach for existing leases that have not expired before the date of initial application.
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
The Company elected the optional transition method which results in the modified retrospective approach being applied on January 1, 2019 (as opposed to January 1, 2017). The Company also elected certain transition relief options provided in the standard, including the package of practical expedients. These relief options allow the Company to forego (i) the recognition of ROU assets and lease liabilities arising from short-term leases (i.e. leases with terms of twelve months or less) and (ii) a reassessment as to: (a) whether expired or existing contracts are or contain leases; (b) the lease classification for expired or existing leases; and (c) whether previously capitalized IDC for existing leases would qualify for capitalization under the standard. The Company did not elect the hindsight practical expedient which allows entities to use hindsight when determining lease term and impairment of ROU assets.
The Company identified several areas that are within the scope of the guidance, including (i) its contracts with respect to leased real estate and office equipment and (ii) lease agreements entered into with customers of the Company’s equipment financing businesses.

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
The most significant impact of adopting the guidance relates to real estate (primarily branch locations) and office equipment subject to non-cancelable operating lease agreements entered into by the Company as lessee. The amount of the ROU assets and corresponding lease liabilities recorded upon adoption were based, primarily, on the present value of unpaid future minimum lease payments, the amount of which is dependent upon the population of leases in effect at the date of adoption, as well as assumptions with respect to renewals and/or extensions and the interest rate used to discount the future lease obligations. The Federal banking agencies have indicated that to the extent a ROU asset arises due to a lease of a tangible asset (e.g. building or equipment), the asset should be: (i) treated as a tangible asset not subject to deduction from regulatory capital; (ii) risk-weighted at 100%; and (iii) included in total assets for leverage capital purposes.
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
The guidance was adopted on January 1, 2019 and resulted in the recognition of (i) operating lease liabilities totaling $268.8 million, based on the present value of the remaining minimum lease payments, determined using a discount rate as of the effective date, and (ii) corresponding ROU assets totaling $248.5 million, based upon the operating lease liabilities, adjusted for prepaid and deferred rent, and liabilities associated with lease termination costs. This transition adjustment served to increase risk-weighted assets, resulting in an approximate 5-10 basis point decrease, as of March 31, 2019, in the risk-based capital ratios of both the Company and the Bank. While the adoption of the guidance did not have a material impact on the Company’s Consolidated Statements of Income or Consolidated Statements of Cash Flows, the Company has, where appropriate, modified its business processes, systems and internal controls in order to support the recognition, measurement and disclosure requirements of the new standard. Expanded disclosures about the nature and terms of lease agreements, which are required prospectively, have been included in Note 13.
Premium Amortization – Purchased Callable Debt Securities
In April 2017, the FASB amended its standards to shorten the amortization period for certain callable debt securities held at a premium, requiring such premiums to be amortized to the earliest call date unless applicable guidance related to certain pools of securities is applied to consider estimated prepayments. Under prior guidance, entities were generally required to amortize premiums on individual, non-pooled callable debt securities as a yield adjustment over the contractual life of the security. This amendment, which does not change the accounting for callable debt securities held at a discount, became effective for People's United on January 1, 2019 and did not have a significant impact on the Company’s Consolidated Financial Statements.
Derivatives and Hedging
In August 2017, the FASB amended its standards with respect to the accounting for derivatives and hedging, simplifying existing guidance in order to enable companies to more accurately portray the economic effects of risk management activities in the financial statements and enhancing the transparency and understandability of hedge results through improved disclosures. This new guidance became effective on January 1, 2019 for People’s United and did not have a significant impact on the Company’s Consolidated Financial Statements.
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

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
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
The Company elected to early adopt this amendment effective January 1, 2018 (for the reporting period ending on March 31, 2018). Upon adoption, $37.9 million, representing the income tax effects of the Act as well as the indirect impacts from the decreased federal tax effect on future state tax benefits, was reclassified from AOCL to retained earnings. The reclassification adjustment, which related to: (i) the net actuarial loss on defined benefit pension and postretirement plans; (ii) the net unrealized loss on debt securities available-for-sale and debt securities transferred to held-to-maturity; and (iii) the net unrealized loss on derivatives accounted for as cash flow hedges, served to increase regulatory capital by $37.9 million, which resulted in an approximate 11 basis point increase in the risk-based capital ratios of both the Company and the Bank at that time.
Standards effective in 2020
Financial Instruments – Credit Losses
In June 2016, the FASB amended its standards with respect to certain aspects of measurement, recognition and disclosure of credit losses on loans and other financial instruments, including available-for-sale debt securities and purchased financial assets with credit deterioration (“PCD assets”). The amendment is to be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). For certain assets (such as debt securities for which an other-than-temporary impairment has been recognized before the effective date and PCD assets), a prospective transition approach is required. For existing PCI assets, upon adoption, the amortized cost basis will be adjusted to reflect the addition of the allowance for credit losses. This transition relief avoids the need for a reporting entity to reassess its purchased financial assets that exist as of the date of adoption in order to determine whether they would have met, at acquisition, the new criteria of ‘more-than insignificant’ credit deterioration since origination. The transition relief also allows an entity to accrete the remaining noncredit discount (based on the revised amortized cost basis) into interest income over the life of the related asset using the interest method.
For public business entities, this new amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (January 1, 2020 for People's United) and earlier application is permitted as of the beginning of an interim or annual reporting period beginning after December 15, 2018. While early adoption is permitted, the Company has not elected that option.
To assist in implementing the standard, the Company has formed a cross-functional working group, comprised of individuals from various disciplines, including credit, risk management, information technology and finance. The implementation activities of the working group are subject to the Company’s established corporate governance and oversight structure. To date, the working group has: (i) purchased and installed a third-party vendor solution to aid in application of the standard; (ii) established the Company’s portfolio segmentation; (iii) fulfilled historical data requirements necessary to comply with the standard; and (iv) developed loss estimation models leveraged from existing credit models used to comply with other regulatory requirements and documentation. For the remainder of 2019, the Company plans to further test, refine and validate its loss estimation models. These efforts include the further evaluation of key accounting interpretations, including the period for which reasonable and supportable forecasts can be prepared prior to reverting to historical loss experience for the remaining life of the loan, and consideration of model output produced during planned parallel runs. In addition, the working group continues to monitor emerging interpretative guidance issued by standard setters while also developing and documenting the relevant processes, systems, internal controls and data sources necessary to support the requirements of the new standard.
As a result of the required change to determining estimated credit losses from the current “incurred loss” model to one based on estimated cash flows over a loan’s contractual life, adjusted for prepayments (a “life of loan” model), the Company expects the new guidance will result in an increase in the allowance for loan losses, particularly for longer duration portfolios. The Company also expects the new guidance may result in an allowance for debt securities. In both cases, the extent of the change is indeterminable at this time as (i) the Company’s credit loss models remain subject to further development and refinement and (ii) the estimate of expected credit losses will be dependent upon portfolio composition and credit quality at the adoption date, as well as economic conditions and forecasts at that time. In December 2018, the Federal banking agencies issued a final rule with respect to how the impact of the amended standard is to be treated for regulatory capital purposes. That rule serves to revise the regulatory capital rules to, among other things, provide banks an option to phase-in, over three years, the day-one regulatory capital effects of the standard.

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
Disclosure Requirements – Fair Value Measurement
In August 2018, the FASB issued targeted amendments that serve to eliminate, add and modify certain disclosure requirements for fair value measurements. Among the changes, entities are no longer required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but are required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. These amendments are effective for interim and annual reporting periods beginning after December 15, 2019 (January 1, 2020 for People’s United) and early adoption is permitted. Entities may also elect to (i) early adopt the eliminated and/or modified disclosure requirements and (ii) delay adoption of the new disclosure requirements until their effective date. The provisions set forth in this guidance, which the Company elected to early adopt in 2018, have been reflected in Note 10 (as applicable) and did not have a significant impact on the Company’s Consolidated Financial Statements.
Standards effective in 2021
Disclosure Requirements – Defined Benefit Plans
In August 2018, the FASB issued targeted amendments that serve to make minor changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefit plans. More specifically, the amendments (i) remove disclosures that are no longer considered cost beneficial, (ii) clarify the specific requirements of selected disclosures and (iii) add disclosure requirements identified as relevant. These amendments are effective for fiscal years ending after December 15, 2020 (January 1, 2021 for People’s United) and early adoption is permitted. The provisions set forth in this guidance, which the Company elected to early adopt in 2018, have been reflected in Note 7 (as applicable) and did not have a significant impact on the Company’s Consolidated Financial Statements.

NOTE 15. SUBSEQUENT EVENT
Acquisition of BSB Bancorp, Inc.
Effective April 1, 2019, People’s United completed its acquisition of BSB Bancorp, Inc. (“BSB Bancorp”) based in Belmont, Massachusetts. Accordingly, People’s United’s consolidated financial statements as of and for the period ended March 31, 2019 do not include amounts for BSB Bancorp. At the acquisition date, BSB Bancorp had total loans of $2.71 billion, total deposits of $2.11 billion and operated six branches in the greater Boston area.
The fair value of the consideration transferred in the BSB Bancorp acquisition totaled $324.5 million and consisted of 19.7 million shares of People’s United common stock. Merger-related expenses totaling $0.1 million relating to this transaction were recorded in the three months ended March 31, 2019.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
Periodic and other filings made by People’s United Financial, Inc. (“People’s United” or the “Company”) with the Securities and Exchange Commission (the "SEC") pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) may, from time to time, contain information and statements that are forward-looking in nature. Such filings include the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and may include other forms such as proxy statements. Other written or oral statements made by People’s United or its representatives from time to time may also contain forward-looking statements.
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

Completed Acquisition
Effective April 1, 2019, People’s United completed its acquisition of BSB Bancorp, Inc. (“BSB Bancorp”) based in Belmont, Massachusetts. Accordingly, People’s United’s consolidated financial statements as of and for the periods ended March 31, 2019 do not include amounts for BSB Bancorp. At the acquisition date, BSB Bancorp had total loans of $2.71 billion, total deposits of $2.11 billion and operated six branches in the greater Boston area.
The fair value of the consideration transferred in the BSB Bancorp acquisition totaled $324.5 million and consisted of 19.7 million shares of People’s United common stock. Merger-related expenses totaling $0.1 million relating to this transaction were recorded in the three months ended March 31, 2019.

Selected Consolidated Financial Information

	Three Months Ended
(dollars in millions, except per common share data)	March 31, 2019	Dec. 31, 2018	March 31, 2018
Earnings Data:
Net interest income (fully taxable equivalent)	$340.0	$339.5	$302.1
Net interest income	332.8	332.6	295.8
Provision for loan losses	5.6	9.9	5.4
Non-interest income (1)	94.6	88.7	90.4
Non-interest expense (1)	277.2	262.7	243.5
Income before income tax expense	144.6	148.7	137.3
Net income	114.6	132.9	107.9
Net income available to common shareholders (1)	111.1	129.4	104.4

Selected Statistical Data:
Net interest margin (2)	3.20%	3.17%	3.05%
Return on average assets (1),(2)	0.96	1.11	0.98
Return on average common equity (2)	7.0	8.3	7.5
Return on average tangible common equity (1),(2)	13.0	14.9	13.8
Efficiency ratio (1)	57.3	55.1	59.4

Common Share Data:
Earnings per common share:
Basic	$0.30	$0.35	$0.31
Diluted (1)	0.30	0.35	0.30
Dividends paid per common share	0.1750	0.1750	0.1725
Common dividend payout ratio (1)	58.6%	50.3%	56.3%
Book value per common share (end of period)	$17.13	$16.95	$16.43
Tangible book value per common share (end of period) (1)	9.35	9.23	8.93
Stock price:
High	18.03	17.46	20.26
Low	14.25	13.66	18.18
Close (end of period)	16.44	14.43	18.66

1.See Non-GAAP Financial Measures and Reconciliation to GAAP.
2.Annualized.

	As of and for the Three Months Ended
(dollars in millions)	March 31, 2019	Dec. 31, 2018	Sept. 30, 2018	June 30, 2018	March 31, 2018
Financial Condition Data:
Total assets	$48,092	$47,877	$44,133	$44,575	$44,101
Loans	35,515	35,241	32,199	32,512	32,104
Securities	7,176	7,233	7,385	7,324	7,173
Short-term investments	106	266	128	253	470
Allowance for loan losses	241	240	238	237	235
Goodwill and other acquisition-related intangible assets	2,897	2,866	2,569	2,574	2,555
Deposits	36,901	36,159	33,210	32,468	32,894
Borrowings	2,860	3,593	3,392	4,639	3,877
Notes and debentures	902	896	886	889	892
Stockholders’ equity	6,621	6,534	5,959	5,900	5,845
Total risk-weighted assets:
People’s United	36,466	35,910	33,181	33,369	32,833
People’s United Bank, National Association	36,447	35,875	33,132	33,317	32,784
Non-performing assets (1)	167	186	173	187	174
Net loan charge-offs	5.1	7.5	7.0	5.0	4.5
Average Balances:
Loans	$35,047	$35,016	$32,166	$32,116	$32,096
Securities (2)	7,311	7,479	7,404	7,302	7,186
Short-term investments	203	292	193	267	366
Total earning assets	42,560	42,786	39,763	39,685	39,648
Total assets	47,800	47,721	44,245	44,110	44,011
Deposits	36,450	35,959	33,058	32,535	32,824
Borrowings	2,937	3,456	3,539	4,031	3,752
Notes and debentures	896	886	888	890	895
Total funding liabilities	40,284	40,302	37,485	37,456	37,471
Stockholders’ equity	6,562	6,515	5,937	5,870	5,820
Ratios:
Net loan charge-offs to average total loans (annualized)	0.06%	0.09%	0.09%	0.06%	0.06%
Non-performing assets to originated loans, real estate owned and repossessed assets (1)	0.54	0.61	0.57	0.62	0.58
Originated allowance for loan losses to:
Originated loans (1)	0.76	0.77	0.78	0.77	0.78
Originated non-performing loans (1)	157.0	140.9	147.9	138.4	149.3
Average stockholders’ equity to average total assets	13.7	13.7	13.4	13.3	13.2
Stockholders’ equity to total assets	13.8	13.6	13.5	13.2	13.3
Tangible common equity to tangible assets (3)	7.7	7.6	7.6	7.3	7.3
Total risk-based capital:
People’s United	12.4%	12.5	12.8	12.5	12.6
People’s United Bank, National Association	12.9%	13.2	13.6	13.4	12.9

1.Excludes acquired loans.
2.Average balances for securities are based on amortized cost.
3.See Non-GAAP Financial Measures and Reconciliation to GAAP.

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

The following table summarizes People’s United’s operating non-interest expense and efficiency ratio, as derived from amounts reported in the Consolidated Statements of Income:

	Three Months Ended
(dollars in millions)	March 31, 2019	Dec. 31, 2018	March 31, 2018
Total non-interest expense	$277.2	$262.7	$243.5
Adjustments to arrive at operating non-interest expense:
Merger-related expenses	(15.0)	(8.0)	—
Total	(15.0)	(8.0)	—
Operating non-interest expense	262.2	254.7	243.5
Operating lease expense	(9.4)	(9.8)	(9.0)
Amortization of other acquisition-related intangible assets	(6.7)	(6.9)	(26.6)
Other (1)	(1.8)	(1.6)	(1.3)
Total non-interest expense for efficiency ratio	$244.3	$236.4	$228.1

Net interest income (FTE basis)	$340.0	$339.5	$302.1
Total non-interest income	94.6	88.7	90.4
Total revenues	434.6	428.2	392.5
Adjustments:
Operating lease expense	(9.4)	(9.8)	(9.0)
BOLI FTE adjustment	0.6	0.5	0.4
Net security losses (gains)	—	10.0	(0.1)
Other (2)	0.3	—	—
Total revenues for efficiency ratio	$426.1	$428.9	$383.8
Efficiency ratio	57.3%	55.1%	59.4%

1.Items classified as “other” and deducted from non-interest expense for purposes of calculating the efficiency ratio include certain franchise taxes and real estate owned expenses.
2.Items classified as “other” and deducted from total revenues for purposes of calculating the efficiency ratio include, as applicable, asset write-offs and gains associated with the sale of branch locations

The following table summarizes People’s United’s operating earnings, operating EPS and operating return on average assets:

	Three Months Ended
(dollars in millions, except per common share data)	March 31, 2019	Dec. 31, 2018	March 31, 2018
Net income available to common shareholders	$111.1	$129.4	$104.4
Adjustments to arrive at operating earnings:
Merger-related expenses	15.0	8.0	—
Security losses associated with tax reform (1)	—	10.0
Total pre-tax adjustments	15.0	18.0	—
Tax effect (2)	(3.1)	(13.2)	—
Total adjustments, net of tax	11.9	4.8	—
Operating earnings	$123.0	$134.2	$104.4
Diluted EPS, as reported	$0.30	$0.35	$0.30
Adjustments to arrive at operating EPS:
Merger-related expenses	0.03	0.01	—
Security losses associated with tax reform	—	0.02	—
Tax benefit associated with tax reform	—	(0.02)	—
Total adjustments per common share	0.03	0.01	—
Operating EPS	$0.33	$0.36	$0.30
Average total assets	$47,800	$47,721	$44,011
Operating return on average assets (annualized)	1.03%	1.12%	0.95%
1.Security losses incurred as a tax planning strategy in response to a tax reform-related benefit are considered non-operating.
2.Includes a $9.2 million benefit recognized in connection with tax reform for the three months ended December 31, 2018.

The following tables summarize People’s United’s operating return on average tangible common equity and operating common dividend payout ratio:

	Three Months Ended
(dollars in millions)	March 31, 2019	Dec. 31, 2018	March 31, 2018
Operating earnings	$123.0	$134.2	$104.4
Average stockholders’ equity	$6,562	$6,515	$5,820
Less: Average preferred stock	244	244	244
Average common equity	$6,318	$6,271	$5,576
Less: Average goodwill and average other acquisition-related intangible assets	2,900	2,807	2,558
Average tangible common equity	$3,418	$3,464	$3,018
Operating return on average tangible common equity (annualized)	14.4%	15.5%	13.8%

	Three Months Ended
(dollars in millions)	March 31, 2019	Dec. 31, 2018	March 31, 2018
Common dividends paid	$65.2	$65.1	$58.8
Operating earnings	$123.0	$134.2	$104.4
Operating common dividend payout ratio	53.0%	48.5%	56.3%

The following tables summarize People’s United’s tangible common equity ratio and tangible book value per common share derived from amounts reported in the Consolidated Statements of Condition:

(dollars in millions)	March 31, 2019	Dec. 31, 2018	Sept. 30, 2018	June 30, 2018	March 31, 2018
Total stockholders’ equity	$6,621	$6,534	$5,959	$5,900	$5,845
Less: Preferred stock	244	244	244	244	244
Common equity	6,377	6,290	5,715	5,656	5,601
Less: Goodwill and other acquisition-related intangible assets	2,896	2,866	2,569	2,574	2,555
Tangible common equity	$3,481	$3,424	$3,146	$3,082	$3,046
Total assets	$48,092	$47,877	$44,133	$44,575	$44,101
Less: Goodwill and other acquisition-related intangible assets	2,896	2,866	2,569	2,574	2,555
Tangible assets	$45,196	$45,011	$41,564	$42,001	$41,546
Tangible common equity ratio	7.7%	7.6%	7.6%	7.3%	7.3%

(in millions, except per common share data)	March 31, 2019	Dec. 31, 2018	Sept. 30, 2018	June 30, 2018	March 31, 2018
Tangible common equity	$3,481	$3,424	$3,146	$3,082	$3,046
Common shares issued	467.38	466.32	437.74	437.06	436.56
Less: Common shares classified as treasury shares	89.01	89.03	89.02	89.02	89.02
Unallocated ESOP common shares	6.19	6.27	6.36	6.45	6.53
Common shares	372.18	371.02	342.36	341.59	341.01
Tangible book value per common share	$9.35	$9.23	$9.19	$9.02	$8.93

Financial Overview
People’s United completed its acquisitions of Vend Lease Company ("Vend Lease") effective June 27, 2018 and First Connecticut Bancorp, Inc. ("First Connecticut") effective October 1, 2018. The assets acquired and liabilities assumed in these transactions were recorded at their estimated fair values as of the respective closing dates and People’s United’s results of operations include the results of these acquired companies beginning with the respective closing dates. Financial data for prior periods has not been restated to include Vend Lease and First Connecticut and therefore, are not directly comparable to subsequent periods.
People’s United reported net income of $114.6 million, or $0.30 per diluted common share, for the three months ended March 31, 2019, compared to $107.9 million, or $0.30 per diluted common share, for the year-ago period. Included in this quarter’s results were merger-related expenses totaling $15.0 million ($11.9 million after-tax) or $0.03 per common share. Compared to the year-ago period, first quarter of 2019 earnings reflect the benefits from recent acquisitions, continued loan and deposit growth, and meaningful cost control.
People’s United’s return on average assets was 0.96% for the three months ended March 31, 2019 compared to 0.98% for the year-ago period. Return on average tangible common equity was 13.0% for the three months ended March 31, 2019 compared to 13.8% for the year-ago period. On an operating basis, return on average assets was 1.03% and return on average tangible common equity was 14.4% for the three months ended March 31, 2019. Compared to the first quarter of 2018, FTE net interest income increased $37.9 million to $340.0 million and the net interest margin increased 15 basis points to 3.20% (see Net Interest Income).

Average total earning assets increased $2.9 billion compared to the first quarter of 2018, primarily reflecting increases of $2.9 billion in average total loans and $125 million in average securities, partially offset by a $164 million decrease in average short-term investments. Average total funding liabilities increased $2.8 billion compared to the year-ago quarter, primarily reflecting a $3.6 billion increase in average total deposits, partially offset by an $815 million decrease in average total borrowings.
Compared to the year-ago quarter, total non-interest income increased $4.2 million and total non-interest expense increased $33.7 million. The efficiency ratio was 57.3% for the first quarter of 2019 compared to 59.4% for the year-ago period (see Non-Interest Income and Non-Interest Expense).
The provision for loan losses in the first quarter of 2019 totaled $5.6 million compared to $5.4 million in the year-ago period. Net loan charge-offs as a percentage of average total loans on an annualized basis were 0.06% in both the first quarter of 2019 and the year-ago quarter. The allowance for loan losses on originated loans was $236.9 million at March 31, 2019, a $0.6 million increase from December 31, 2018. The allowance for loan losses on acquired loans was $4.0 million and $4.1 million March 31, 2019 and December 31, 2018, respectively. Non-performing assets (excluding acquired non-performing loans) totaled $167.5 million at March 31, 2019, an $18.3 million decrease from December 31, 2018. At March 31, 2019, the originated allowance for loan losses as a percentage of originated loans was 0.76% and as a percentage of originated non-performing loans was 157.0%, compared to 0.77% and 140.9%, respectively, at December 31, 2018 (see Asset Quality).
People’s United’s total stockholders’ equity was $6.6 billion at March 31, 2019 compared to $6.5 billion at December 31, 2018. Stockholders’ equity as a percentage of total assets was 13.8% at March 31, 2019 compared to 13.6% at December 31, 2018. Tangible common equity as a percentage of tangible assets was 7.7% at March 31, 2019 compared to 7.6% at December 31, 2018 (see Stockholders’ Equity and Dividends). People’s United’s and People’s United Bank, National Association’s (the "Bank”) Total risk-based capital ratios were 12.4% and 12.9%, respectively, at March 31, 2019, compared to 12.5% and 13.2%, respectively, at December 31, 2018 (see Regulatory Capital Requirements).

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
Entities have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of such events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the entity is not required to perform the quantitative impairment test as described below. In conducting its 2018 goodwill impairment evaluation (as of the annual October 1st evaluation date), People’s United elected to perform the optional qualitative assessment for all three reporting units, and, upon doing so, concluded that performance of the quantitative impairment test was not required.
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

Segment Performance Summary

Three months ended March 31, 2019	Commercial Banking	Retail Banking	Total Reportable Segments	Treasury	Other	Total Consolidated
(in millions)
Net interest income (loss)	$187.2	$129.6	$316.8	$22.9	$(6.9)	$332.8
Provision for loan losses	10.5	2.0	12.5	—	(6.9)	5.6
Total non-interest income	46.1	45.4	91.5	2.3	0.8	94.6
Total non-interest expense	107.4	146.5	253.9	4.5	18.8	277.2
Income (loss) before income tax expense (benefit)	115.4	26.5	141.9	20.7	(18.0)	144.6
Income tax expense (benefit)	24.0	5.5	29.5	4.3	(3.8)	30.0
Net income (loss)	$91.4	$21.0	$112.4	$16.4	$(14.2)	$114.6

Average total assets	$27,462.3	$11,095.1	$38,557.4	$7,882.3	$1,360.5	$47,800.2
Average total liabilities	10,297.3	22,073.1	32,370.4	8,175.5	692.0	41,237.9

Three months ended March 31, 2018	Commercial Banking	Retail Banking	Total Reportable Segments	Treasury	Other	Total Consolidated
(in millions)
Net interest income (loss)	$168.0	$106.8	$274.8	$25.8	$(4.8)	$295.8
Provision for loan losses	9.2	2.2	11.4	—	(6.0)	5.4
Total non-interest income	43.2	45.3	88.5	2.2	(0.3)	90.4
Total non-interest expense	95.8	139.3	235.1	4.8	3.6	243.5
Income (loss) before income tax expense (benefit)	106.2	10.6	116.8	23.2	(2.7)	137.3
Income tax expense (benefit)	22.7	2.3	25.0	5.0	(0.6)	29.4
Net income (loss)	$83.5	$8.3	$91.8	$18.2	$(2.1)	$107.9

Average total assets	$25,462.1	$9,766.9	$35,229.0	$7,897.8	$884.5	$44,011.3
Average total liabilities	9,321.7	20,126.6	29,448.3	8,370.9	371.6	38,190.8

Commercial Banking consists principally of commercial real estate lending, commercial and industrial lending, and commercial deposit gathering activities. This segment also includes equipment financing operations, as well as cash management, correspondent banking, municipal banking, institutional trust services, corporate trust, commercial insurance services provided through People’s United Insurance Agency, Inc. and private banking.

	Three Months Ended March 31,
(in millions)	2019	2018
Net interest income	$187.2	$168.0
Provision for loan losses	10.5	9.2
Total non-interest income	46.1	43.2
Total non-interest expense	107.4	95.8
Income before income tax expense	115.4	106.2
Income tax expense	24.0	22.7
Net income	$91.4	$83.5

Average total assets	$27,462.3	$25,462.1
Average total liabilities	10,297.3	9,321.7
Commercial Banking net income increased $7.9 million for the three months ended March 31, 2019 compared to the year-ago period, reflecting increases in net interest income and non-interest income, partially offset by an increase in non-interest expense. The $19.2 million increase in net interest income primarily reflects the benefits from an increase in average commercial loans and leases as well as new business yields higher than the total portfolio yield, partially offset by the adverse effect from increases in net FTP funding charges and interest expense. Non-interest income for the three months ended March 31, 2019 increased $2.9 million compared to the year-ago period, primarily reflecting increases in operating lease income and net customer interest rate swap income, partially offset by decreases in commercial banking lending fees and investment management fees. The $11.6 million increase in non-interest expense in the first quarter of 2019 compared to the year-ago period reflects a higher level of direct expenses, partially offset by a decrease in allocated expenses. Compared to the first quarter of 2018, average total assets increased $2.0 billion, reflecting loans and leases acquired in connection with the Vend Lease (June 2018) and First Connecticut (October 2018) acquisitions, as well as organic loan growth. Average total liabilities increased $976 million, primarily reflecting organic deposit growth and deposits assumed in the First Connecticut acquisition.

Retail Banking includes, as its principal business lines, consumer lending (including residential mortgage and home equity lending) and consumer deposit gathering activities. This segment also includes brokerage, financial advisory services, investment management services and life insurance provided by People’s Securities, Inc. and non-institutional trust services.

	Three Months Ended March 31,
(in millions)	2019	2018
Net interest income	$129.6	$106.8
Provision for loan losses	2.0	2.2
Total non-interest income	45.4	45.3
Total non-interest expense	146.5	139.3
Income before income tax expense	26.5	10.6
Income tax expense	5.5	2.3
Net income	$21.0	$8.3

Average total assets	$11,095.1	$9,766.9
Average total liabilities	22,073.1	20,126.6
Retail Banking net income increased $12.7 million for the three months ended March 31, 2019 compared to the year-ago period, reflecting an increase in net interest income, partially offset by an increase in non-interest expense. The $22.8 million increase in net interest income primarily reflects the benefits from an increase in average residential mortgage loans, and higher net FTP funding credits, as well as new business yields higher than the total portfolio yield, partially offset by an increase in interest expense. The $7.2 million increase in non-interest expense in the first quarter of 2019 compared to the year-ago period reflects higher level of both direct expenses and allocated expenses. Compared to the first quarter of 2018, average total assets increased $1.3 billion, reflecting loans acquired in connection with the First Connecticut (October 2018) acquisition, as well as organic loan growth. Average total liabilities increased $1.9 billion, primarily reflecting organic deposit growth and deposits assumed in the First Connecticut acquisition.

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

	Three Months Ended March 31,
(in millions)	2019	2018
Net interest income	$22.9	$25.8
Total non-interest income	2.3	2.2
Total non-interest expense	4.5	4.8
Income before income tax expense	20.7	23.2
Income tax expense	4.3	5.0
Net income	$16.4	$18.2

Average total assets	$7,882.3	$7,897.8
Average total liabilities	8,175.5	8,370.9
Treasury net income for the three months ended March 31, 2019 decreased $1.8 million compared to the year-ago period, reflecting decreases in both net interest income and non-interest expense. The decrease in net interest income primarily reflects an increase in interest expense, partially offset by the benefits from higher net FTP funding credits and an increase in securities income. The decrease in non-interest expense in the first quarter of 2019 compared to the year-ago period reflects a decrease in allocated expenses, partially offset by a higher level of direct expenses. Compared to the first quarter of 2018, average total liabilities decreased $195 million, reflecting a decrease in borrowings, partially offset by an increase in deposits.

Other includes the residual financial impact from the allocation of revenues and expenses (including the provision for loan losses) and certain revenues and expenses not attributable to a particular segment; assets and liabilities not attributable to a particular segment; reversal of the FTE adjustment since net interest income for each segment is presented on an FTE basis; and the FTP impact from excess capital. Included in non-interest expense for the three months ended March 31, 2019 are merger-related expenses totaling $15.0 million (none in the year-ago period). Compared to the first quarter of 2018, the increases in average total assets and average total liabilities primarily reflect the recognition of a right-of-use ("ROU") asset and a corresponding operating lease liability upon the adoption of the Financial Accounting Standards Board's (the "FASB") leasing standard on January 1, 2019 (see Notes 13 and 14 to the Consolidated Financial Statements for a further discussion regarding the accounting for leases).

	Three Months Ended March 31,
(in millions)	2019	2018
Net interest loss	$(6.9)	$(4.8)
Provision for loan losses	(6.9)	(6.0)
Total non-interest income	0.8	(0.3)
Total non-interest expense	18.8	3.6
Loss before income tax benefit	(18.0)	(2.7)
Income tax benefit	(3.8)	(0.6)
Net loss	$(14.2)	$(2.1)

Average total assets	$1,360.5	$884.5
Average total liabilities	692.0	371.6

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
In response to continued signs of a moderately expanding U.S. economy, the Federal Reserve Board raised the target range for the federal funds rate four times during 2018 by a total of 100 basis points to between 2.25% and 2.50%, after raising the target range three times during 2017 by a total of 75 basis points. For the first quarter of 2019, the average effective federal funds rate was 2.40%.
The net interest margin was 3.20% in the first quarter of 2019, compared to 3.17% in the fourth quarter of 2018 and 3.05% in the first quarter of 2018. The improvement in the net interest margin from both the fourth and first quarters of 2018 primarily reflects higher yields on new loan originations and the upward repricing of floating-rate loans.

First Quarter 2019 Compared to First Quarter 2018
FTE net interest income increased $37.9 million compared to the first quarter of 2018, reflecting an $82.3 million increase in total interest and dividend income, partially offset by a $44.4 million increase in total interest expense, and the net interest margin increased 15 basis points to 3.20%.
Average total earning assets were $42.6 billion in the first quarter of 2019, a $2.9 billion increase from the first quarter of 2018, primarily reflecting increases of $3.0 billion in average total loans and $125 million in average securities, partially offset by a $164 million decrease in average short-term investments. The average total commercial and residential mortgage loan portfolios increased $1.7 billion and $1.3 billion, respectively, compared to the year-ago period, reflecting organic growth and loans and leases acquired in the Vend Lease and First Connecticut acquisitions, and the average home equity loan portfolio decreased $60 million.

Average total loans, average securities and average short-term investments comprised 82%, 17% and 1%, respectively, of average total earning assets in the first quarter of 2019, compared to 81%, 18% and 1%, respectively, in the first quarter of 2018. In the current quarter, the yield earned on the total loan portfolio was 4.50% and the yield earned on securities and short-term investments was 2.86%, compared to 3.94% and 2.61%, respectively, in the year-ago period. At March 31, 2019, approximately 44% of the Company’s loan portfolio was comprised of Prime Rate and one-month Libor-based loans, compared to 43% at December 31, 2018.
Average total funding liabilities were $40.3 billion in the first quarter of 2019, a $2.8 billion increase from the year-ago period, primarily reflecting a $3.6 billion increase in average total deposits, partially offset by an $815 million decrease in average total borrowings. The increase in average total deposits reflects organic growth, deposits assumed in the First Connecticut acquisition and a $675 million increase in average brokered deposits. Excluding brokered deposits, average savings, interest-bearing checking and money market deposits, average time deposits and average non-interest bearing deposits increased $1.3 billion, $1.2 billion and $505 million, respectively. Average total deposits comprised 90% and 88% of average total funding liabilities in the first quarters of 2019 and 2018, respectively.
The 39 basis point increase to 1.07% in the rate paid on average total funding liabilities in the first quarter of 2019 compared to 2018 primarily reflects the increases in the target federal funds rate discussed above. The rate paid on average total deposits increased 39 basis points, reflecting increases of 60 basis points in time deposits and 42 basis points in savings, interest-bearing checking and money market deposits, partially offset by the benefit from a $505 million increase in non-interest bearing deposits. Average savings, interest-bearing checking and money market deposits and average time deposits comprised 58% and 20%, respectively, of average total deposits in the first quarter of 2019 compared to 60% and 16%, respectively, in the comparable 2018 period.

First Quarter 2019 Compared to Fourth Quarter 2018
FTE net interest income increased $0.5 million compared to the fourth quarter of 2018, reflecting a $9.0 million increase in total interest and dividend income, partially offset by an $8.5 million increase in total interest expense, and the net interest margin increased three basis points to 3.20%. The improvement in the net interest margin reflects: (i) higher yields on new loan originations, which benefited the net interest margin by 15 basis points; (ii) higher yields on the securities portfolio, which benefited the net interest margin by one basis point; (iii) higher rates on deposits and borrowings, which reduced the net interest margin by nine basis points; and (iv) two fewer calendar days in the first quarter, which reduced the net interest margin by four basis points.
Average total earning assets decreased $226 million from the fourth quarter of 2018, reflecting decreases of $168 million in average securities and $89 million in average short-term investments, partially offset by a $31 million increase in average total loans. In the first quarter of 2019, the average total commercial loan portfolio increased $108 million, and the average home equity and residential loan portfolios decreased $66 million and $12 million, respectively.
Average total funding liabilities decreased $18 million from the fourth quarter of 2018, primarily reflecting a $519 million decrease in average total borrowings, partially offset by a $491 million increase in average total deposits.
The following table presents average balance sheets, FTE-basis interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended March 31, 2019, December 31, 2018 and March 31, 2018. The average balances are principally daily averages and, for loans, include both performing and non-performing balances. Interest income on loans includes the effect of deferred loan fees and costs accounted for as yield adjustments, but does not include interest on loans for which People’s United has ceased to accrue interest. Premium amortization and discount accretion (including amounts attributable to purchase accounting adjustments) are also included in the respective interest income and interest expense amounts. The impact of People’s United’s use of derivative instruments in managing IRR is also reflected in the tables, classified according to the instrument hedged and the related risk management objective.

Average Balance Sheet, Interest and Yield/Rate Analysis (1)

	March 31, 2019			December 31, 2018			March 31, 2018
Three months ended (dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Short-term investments	$202.8	$1.3	2.60%	$291.6	$1.4	2.02%	$366.4	$1.2	1.35%
Securities (2)	7,310.6	52.4	2.87	7,478.7	52.9	2.83	7,186.1	48.0	2.67
Loans:
Commercial real estate	11,588.3	132.7	4.58	11,688.1	130.2	4.45	10,934.2	107.0	3.91
Commercial and industrial	8,974.0	106.5	4.74	8,880.3	102.6	4.62	8,418.6	84.6	4.02
Equipment financing	4,357.7	59.0	5.42	4,243.2	56.7	5.34	3,870.6	48.9	5.06
Residential mortgage	8,153.6	70.9	3.48	8,165.4	70.5	3.46	6,837.1	54.9	3.21
Home equity and other consumer	1,972.9	24.9	5.05	2,038.5	24.4	4.80	2,035.0	20.8	4.09
Total loans	35,046.5	394.0	4.50	35,015.5	384.4	4.39	32,095.5	316.2	3.94
Total earning assets	42,559.9	$447.7	4.21%	42,785.8	$438.7	4.10%	39,648.0	$365.4	3.69%
Other assets	5,240.3			4,935.3			4,363.3
Total assets	$47,800.2			$47,721.1			$44,011.3
Liabilities and stockholders’ equity:
Deposits:
Non-interest-bearing	$8,301.3	$—	—%	$8,576.4	$—	—%	$7,796.7	$—	—%
Savings, interest-bearing checking and money market	21,018.0	48.8	0.93	20,621.7	41.7	0.81	19,642.6	24.9	0.51
Time	7,130.8	32.4	1.82	6,761.1	28.9	1.71	5,384.5	16.4	1.22
Total deposits	36,450.1	81.2	0.89	35,959.2	70.6	0.79	32,823.8	41.3	0.50
Borrowings:
Federal Home Loan Bank advances	1,890.1	12.4	2.64	2,371.9	14.9	0.25	2,677.1	10.9	1.63
Federal funds purchased	751.9	4.7	2.52	761.4	4.5	2.38	608.3	2.3	1.53
Customer repurchase agreements	286.2	0.5	0.65	285.1	0.4	0.56	262.6	0.1	0.18
Other borrowings	9.0	0.1	2.43	37.5	0.2	2.26	203.7	0.9	1.65
Total borrowings	2,937.2	17.7	2.41	3,455.9	20.0	2.32	3,751.7	14.2	1.51
Notes and debentures	896.3	8.8	3.93	886.4	8.6	3.90	895.2	7.8	3.48
Total funding liabilities	40,283.6	$107.7	1.07%	40,301.5	$99.2	0.99%	37,470.7	$63.3	0.68%
Other liabilities	954.3			904.2			720.1
Total liabilities	41,237.9			41,205.7			38,190.8
Stockholders’ equity	6,562.3			6,515.4			5,820.5
Total liabilities and stockholders’ equity	$47,800.2			$47,721.1			$44,011.3
Net interest income/spread (3)		$340.0	3.14%		$339.5	3.11%		$302.1	3.01%
Net interest margin			3.20%			3.17%			3.05%

1.Average yields earned and rates paid are annualized.
2.Average balances and yields for securities are based on amortized cost.
3.The FTE adjustment was $7.2 million, $6.9 million and $6.3 million for the three months ended March 31, 2019, December 31, 2018 and March 31, 2018, respectively.

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

	Three Months Ended March 31, 2019 Compared To
	March 31, 2018 Increase (Decrease)			December 31, 2018 Increase (Decrease)
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Short-term investments	$(0.7)	$0.8	$0.1	$(0.5)	$0.4	$(0.1)
Securities	0.8	3.6	4.4	(1.2)	0.7	(0.5)
Loans:
Commercial real estate	6.7	19.0	25.7	(1.1)	3.6	2.5
Commercial and industrial	5.9	16.0	21.9	1.1	2.8	3.9
Equipment financing	6.4	3.7	10.1	1.5	0.8	2.3
Residential mortgage	11.2	4.8	16.0	(0.1)	0.5	0.4
Home equity and other consumer	(0.7)	4.8	4.1	(0.8)	1.3	0.5
Total loans	29.5	48.3	77.8	0.6	9.0	9.6
Total change in interest and dividend income	29.6	52.7	82.3	(1.1)	10.1	9.0
Interest expense:
Deposits:
Savings, interest-bearing checking and money market	1.9	22.0	23.9	0.8	6.3	7.1
Time	6.4	9.6	16.0	1.6	1.9	3.5
Total deposits	8.3	31.6	39.9	2.4	8.2	10.6
Borrowings:
Federal Home Loan Bank advances	(3.8)	5.3	1.5	(3.1)	0.6	(2.5)
Federal funds purchased	0.6	1.8	2.4	(0.1)	0.3	0.2
Customer repurchase agreements	—	0.4	0.4	—	0.1	0.1
Other borrowings	(1.1)	0.3	(0.8)	(0.2)	0.1	(0.1)
Total borrowings	(4.3)	7.8	3.5	(3.4)	1.1	(2.3)
Notes and debentures	—	1.0	1.0	0.1	0.1	0.2
Total change in interest expense	4.0	40.4	44.4	(0.9)	9.4	8.5
Change in net interest income	$25.6	$12.3	$37.9	$(0.2)	$0.7	$0.5

Non-Interest Income

	Three Months Ended
(in millions)	March 31, 2019	Dec. 31, 2018	March 31, 2018
Bank service charges	$25.2	$26.9	$23.8
Investment management fees	16.5	16.4	17.7
Operating lease income	12.7	12.0	10.7
Insurance revenue	10.5	6.7	9.8
Commercial banking lending fees	7.8	9.6	10.4
Cash management fees	6.8	6.6	6.6
Brokerage commissions	2.8	3.3	3.1
Net security (losses) gains	—	(10.0)	0.1
Other non-interest income:
Customer interest rate swap income, net	2.3	6.3	1.5
BOLI	2.7	2.1	1.6
Net gains on sales of residential mortgage loans	0.2	0.4	0.3
Other	7.1	8.4	4.8
Total other non-interest income	12.3	17.2	8.2
Total non-interest income	$94.6	$88.7	$90.4

Total non-interest income in the first quarter of 2019 increased $4.2 million compared to the first quarter of 2018 and $5.9 million compared to the fourth quarter of 2018. The increase in non-interest income in the first quarter of 2019 compared to the year-ago period primarily reflects increases in operating lease income and bank service changes, partially offset by decreases in commercial banking lending fees and investment management fees. The increase compared to the fourth quarter of 2018 primarily reflects an increase in insurance revenue, partially offset by decreases in net customer interest rate swap income and commercial banking lending fees, as well as net security losses recorded in the fourth quarter of 2018 (see below).
The increase in bank service charges in the first quarter of 2019 compared to the year-ago period primarily reflects higher interchange-related fees and benefits from the acquisition of First Connecticut effective October 1, 2018. The decrease compared to the fourth quarter of 2018 primarily reflects lower overdraft and interchange-related fees. The decrease in investment management fees compared to the first quarter of 2018 primarily reflects the adverse effect of market volatility late in the fourth quarter of 2018. At March 31, 2019, assets under administration totaled $25.5 billion, of which $9.3 billion are under discretionary management, compared to $23.3 billion and $8.6 billion, respectively, at December 31, 2018.
The increase in insurance revenue from the first quarter of 2018 primarily reflects the benefits from recent acquisitions. The increase compared to the fourth quarter of 2018 primarily reflects the seasonality of commercial insurance renewals. The fluctuations in commercial banking lending fees compared to the first quarter of 2018 and the fourth quarter of 2018 are primarily related to the level of prepayment fees collected in the respective periods.
The increase in net customer interest rate swap income in the first quarter of 2019 compared to the first quarter of 2018 and decrease compared to the fourth quarter of 2018 reflects fluctuations in both the number and notional value of swap transactions. The decrease in net gains on sales of residential mortgage loans in the first quarter of 2019 compared to the fourth quarter of 2018 reflects an 18% decrease in the volume of residential mortgage loans sold, partially offset by the improvement in spreads on pricing. Loans held-for-sale at March 31, 2019 consisted of newly-originated residential mortgage loans with a carrying amount of $7.8 million.
On an FTE basis, BOLI income totaled $3.2 million in the first quarter of 2019 compared to $2.6 million in the fourth quarter of 2018 and $2.0 million in the year-ago quarter. BOLI income in the first quarter of 2019 and 2018 includes death benefits received totaling $1.0 million and $0.3 million, respectively.
In response to a tax reform-related benefit recognized following enactment of the Tax Cuts and Jobs Act, People's United sold government-sponsored enterprise ("GSE") mortgage-backed securities with an amortized cost of $235.5 million and recorded $10.0 million of gross realized losses in December 2018.

Non-Interest Expense

	Three Months Ended
(dollars in millions)	March 31, 2019	Dec. 31, 2018	March 31, 2018
Compensation and benefits	$155.4	$151.5	$140.7
Occupancy and equipment	44.3	44.6	41.2
Professional and outside services	20.0	21.4	18.6
Regulatory assessments	7.0	7.4	10.6
Operating lease expense	9.4	9.8	9.0
Amortization of other acquisition-related intangible assets	6.7	6.9	5.1
Other non-interest expense:
Stationary, printing, postage and telephone	6.5	6.3	6.0
Advertising and promotion	3.3	5.1	2.6
Other	24.6	9.7	9.7
Total other non-interest expense	34.4	21.1	18.3
Total non-interest expense	$277.2	$262.7	$243.5
Efficiency ratio	57.3%	55.1%	59.4%
Total non-interest expense in the first quarter of 2019 increased $33.7 million compared to the first quarter of 2018 and $14.5 million compared to the fourth quarter of 2018. Included in total non-interest expense in the first quarter of 2019 and fourth quarter of 2018 are merger-related expenses totaling $15.0 million and $8.0 million, respectively (none in the first quarter of 2018). Excluding such expenses, total non-interest expense increased $18.7 million compared to the first quarter of 2018 and $7.5 million compared to the fourth quarter of 2018. Excluding such expense, the increase in total non-interest expense in the first quarter of 2019 compared to the year-ago period primarily reflects the incremental costs resulting from the acquisitions of Vend Lease in June 2018 and First Connecticut in October 2018, partially offset by a decrease in regulatory assessments (see below). The increase compared to the fourth quarter of 2018 primarily reflects an increase in compensation and benefit costs.
As compared to the fourth quarter of 2018, the improvement in the efficiency ratio reflects an increase in adjusted total revenues (1%) and decrease in adjusted total expenses (1%) (see Non-GAAP Financial Measures and Reconciliation to GAAP).
The year-over-year increase in compensation and benefits primarily reflects First Connecticut and Vend Lease personnel costs in the current period (none in the prior year period), as well as the effect of normal merit increases, higher incentive-related expenses and the adverse effect of lower deferred lease origination costs (see below), partially offset by lower health care costs. Excluding $1.5 million and $3.5 million of merger-related expenses included in compensation and benefits in the first quarter of 2019 and the fourth quarter of 2018, respectively, the $5.9 million increase primarily reflects seasonally-higher payroll and benefit-related costs, as well as the adverse effect of lower deferred lease origination costs.
The FASB's amended standard with respect to the accounting for leases, which became effective for the Company on January 1, 2019 (see Note 14 to the Consolidated Financial Statements), provides a narrower definition of eligible initial direct costs for lessors. As such, adoption of the standard resulted in the Company recognizing immediately (rather than deferring) certain lease origination-related expenses. Such expenses would be offset by the recognition of a higher yield on the underlying leases over their contractual term. As a result, compensation and benefits costs are expected to increase by approximately $12 million in 2019.
The increase in occupancy and equipment expense in the first quarter of 2019 compared to the year-ago period primarily reflects the incremental costs resulting from the First Connecticut acquisition. Professional and outside services fees include merger-related expenses totaling $1.2 million in the first quarter of 2019 and $3.7 million in the fourth quarter of 2018 (none in the first quarter of 2018). Excluding such expenses, the increase in professional and outside services fees in the first quarter of 2019 compared to the fourth quarter of 2018 is primarily related to the timing of certain projects.

Regulatory assessments include Federal Deposit Insurance Corporation (“FDIC”) insurance premiums, which are based on the Bank’s average total assets and average tangible equity, and FDIC-defined risk factors. The actual amount of future regulatory assessments will be dependent on several factors, including: (i) the Bank’s average total assets and average tangible equity; (ii) the Bank’s risk profile; and (iii) whether additional special assessments are imposed in future periods and the manner in which such assessments are determined.
The FDIC issued a final rule effective on July 1, 2016 that implemented a Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 provision requiring banks with over $10 billion in assets to be responsible for recapitalizing the Deposit Insurance Fund (the "DIF") to 1.35% of insured deposits after it reaches a 1.15% reserve ratio. For banks with over $10 billion in assets, the rule imposes a 4.5 basis point surcharge bringing the DIF’s reserve ratio to 1.35% by September 2020. For the surcharge only, the assessment base would be reduced by $10 billion. In November 2018, the FDIC announced that the DIF’s reserve ratio had exceeded the 1.35% minimum reserve ratio. As such, beginning in the fourth quarter of 2018, banks with over $10 billion in assets, are no longer subject to the surcharge. The decrease in regulatory assessments in the first quarter of 2019 compared to first quarter of 2018 primarily reflects the benefit of eliminating the FDIC surcharge in the fourth quarter of 2018 with the benefit for the full-year of 2019 expected to be approximately $12 million.
The increase in amortization of other acquisition-related intangible assets expense in the first quarter of 2019 compared to the year-ago period reflects the effect of additional intangible assets resulting from the First Connecticut acquisition. Scheduled amortization expense attributable to other acquisition-related intangible assets for the full-year of 2019 and each of the next five years is as follows: $26.1 million in 2019; $24.0 million in 2020; $21.7 million in 2021; $19.7 million in 2022; $14.2 million in 2023; and $12.9 million in 2024.
The increase in advertising and promotion expense in the first quarter of 2019 compared to the first quarter of 2018 reflects an increased level of spending. Included in other non-interest expense in the first quarter of 2019 is an $11.9 million charge relating to the closure of 15 branches associated with the First Connecticut acquisition.

Income Taxes
People’s United’s effective income tax rate was 20.8% for the three months ended March 31, 2019 compared to 18.8% for the full-year of 2018. People’s United’s effective income tax rate for the full-year 2019 is expected to be approximately 20% to 22%. Differences, if any, arising between People’s United’s effective income tax rate and the U.S. federal statutory rate of 21% are generally attributable to: (i) tax-exempt interest earned on certain investments; (ii) tax-exempt income from BOLI; and (iii) state income taxes.

FINANCIAL CONDITION

General
Total assets at March 31, 2019 were $48.1 billion, a $215 million increase from December 31, 2018, primarily reflecting increases of $308 million in other assets and $274 million in total loans, partially offset by decreases of $318 million in total cash and cash equivalents and $58 million in total securities. The increase in other assets primarily reflects the recognition of ROU assets related to the Company's adoption of the FASB's leasing standard on January 1, 2019. The increase in total loans from December 31, 2018 to March 31, 2019 reflects a $334 million increase in commercial loans, partially offset by a $60 million decrease in retail loans. Originated loans increased $402 million from December 31, 2018 to $31.1 billion (commercial loans increased $414 million and retail loans decreased $12 million) and acquired loans decreased $128 million since December 31, 2018. At March 31, 2019, the carrying amount of the acquired loan portfolio was $4.5 billion. The decrease in total securities primarily reflects principal repayments and maturities of GSE mortgage-backed securities, partially offset by net purchases of municipal bonds and a $35 million decrease in the unrealized loss on debt securities available-for-sale.
Non-performing assets (excluding acquired non-performing loans) totaled $167.5 million at March 31, 2019, an $18.3 million decrease from December 31, 2018, primarily reflecting decreases of $7.7 million in non-performing commercial and industrial loans, $4.5 million in non-performing equipment financing loans, $3.5 million in non-performing residential mortgage loans and $3.2 million in other real estate owned ("REO"). At March 31, 2019, acquired non-performing loans totaled $42.6 million compared to $50.1 million at December 31, 2018. The allowance for loan losses totaled $236.9 million on originated loans and $4.0 million on acquired loans) at March 31, 2019, compared to $240.4 million ($236.3 million on originated loans and $4.1 million on acquired loans) at December 31, 2018. At March 31, 2019, the originated allowance for loan losses as a percentage of originated loans was 0.76% and as a percentage of originated non-performing loans was 157.0%, compared to 0.77% and 140.9%, respectively, at December 31, 2018.

At March 31, 2019, total liabilities were $41.5 billion, a $127 million increase from December 31, 2018, primarily reflecting increases of $742 million in total deposits and $113 million in other liabilities, partially offset by a $734 million decrease in total borrowings. The increase in other liabilities primarily reflects the recognition of operating lease liabilities related to the Company's adoption of the FASB's leasing standard on January 1, 2019.
People’s United’s total stockholders’ equity was $6.6 billion at March 31, 2019, an $87.3 million increase from December 31, 2018. As a percentage of total assets, stockholders’ equity was 13.8% and 13.6% at March 31, 2019 and December 31, 2018, respectively. Tangible common equity equaled 7.7% of tangible assets at March 31, 2019 compared to 7.6% at December 31, 2018 (see Stockholders Equity and Dividends).
People’s United’s (consolidated) Tier 1 Leverage capital ratio and its Common Equity Tier 1 (“CET 1”), Tier 1 and Total risk-based capital ratios were 8.8%, 10.2%, 10.8% and 12.4%, respectively, at March 31, 2019, compared to 8.7%, 10.3%, 10.9% and 12.5%, respectively, at December 31, 2018. The Bank’s Tier 1 Leverage capital ratio and its CET 1, Tier 1 and Total risk-based capital ratios were 9.0%, 11.2%, 11.2% and 12.9%, respectively, at March 31, 2019, compared to 9.0%, 11.4%, 11.4% and 13.2%, respectively, at December 31, 2018 (see Regulatory Capital Requirements).

Loans
People’s United’s lending activities consist of originating loans secured by commercial and residential properties, and extending secured and unsecured loans to commercial and consumer customers.
The following tables summarize People’s United’s loan portfolios:
Commercial Real Estate

(in millions)	March 31, 2019	December 31, 2018
Property Type:
Residential (multifamily)	$3,829.8	$4,026.2
Retail	3,213.6	3,231.3
Office buildings	2,128.9	2,132.9
Hospitality/entertainment	717.3	710.5
Industrial/manufacturing	637.8	558.0
Health care	449.5	395.2
Mixed/special use	255.3	242.8
Self storage	189.3	190.6
Land	39.1	35.4
Other	130.6	126.7
Total commercial real estate	$11,591.2	$11,649.6

Commercial and Industrial

(in millions)	March 31, 2019	December 31, 2018
Industry:
Service	$1,742.6	$1,734.8
Finance and insurance	1,531.9	1,366.7
Wholesale trade	1,305.5	1,240.1
Manufacturing	1,286.2	1,275.6
Real estate, rental and leasing	974.7	926.7
Health services	851.1	846.8
Retail trade	709.9	702.9
Transportation and utilities	367.4	344.2
Construction	237.5	252.5
Arts, entertainment and recreation	149.2	145.9
Information and media	96.5	114.5
Public administration	46.3	59.2
Other	55.9	79.0
Total commercial and industrial	$9,354.7	$9,088.9

Equipment Financing

(in millions)	March 31, 2019	December 31, 2018
Industry:
Transportation and utilities	$1,190.5	$1,181.3
Service	592.3	542.2
Construction	577.6	558.1
Rental and leasing	540.8	543.0
Manufacturing	247.4	234.2
Wholesale trade	217.7	202.8
Printing	199.8	197.9
Health services	199.7	184.3
Waste management	188.7	192.6
Packaging	115.5	118.6
Retail trade	99.9	99.2
Agriculture	57.4	60.6
Mining, oil and gas	49.9	47.2
Other	188.9	177.2
Total equipment financing	$4,466.1	$4,339.2
Residential Mortgage

(in millions)	March 31, 2019	December 31, 2018
Adjustable-rate	$6,666.1	$6,662.0
Fixed-rate	1,497.0	1,492.2
Total residential mortgage	$8,163.1	$8,154.2

Home Equity and Other Consumer

(in millions)	March 31, 2019	December 31, 2018
Home equity lines of credit	$1,666.5	$1,729.9
Home equity loans	229.4	232.5
Other	44.2	47.1
Total home equity and other consumer	$1,940.1	$2,009.5

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
Guidance issued by the Office of the Comptroller of the Currency requires that loans subject to a borrower’s discharge from personal liability following a Chapter 7 bankruptcy be treated as TDRs, included in non-performing loans and written down to the estimated collateral value, regardless of delinquency status. Included in TDRs at March 31, 2019 are $23.2 million of such loans. Of this amount, $18.8 million, or 81%, were less than 90 days past due on their payments as of that date.
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
During the three months ended March 31, 2019, we performed 27 loan modifications that were not classified as TDRs. The balances of the loans at the time of the respective modifications totaled $40.6 million. In each case, we concluded that the modification did not result in the granting of a concession based on one or more of the following considerations: (i) the receipt of additional collateral (the nature and amount of which was deemed to serve as adequate compensation for other terms of the restructuring) and/or guarantees; (ii) the borrower having access to funds at a market rate for debt with similar risk characteristics as the restructured debt; and (iii) the restructuring resulting in a delay in payment that is insignificant in relation to the other terms of the obligation. See Note 3 to the Consolidated Financial Statements for additional disclosures relating to TDRs.

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
At March 31, 2019, the loan portfolio included $1.2 billion of interest-only residential mortgage loans. People’s United began originating interest-only residential mortgage loans in March 2003. The underwriting guidelines and requirements for such loans are generally more restrictive than those applied to other types of residential mortgage loans. People’s United has not originated interest-only residential mortgage loans that permit negative amortization or optional payment amounts. Amortization of an interest-only residential mortgage loan begins after the initial interest rate changes (e.g. after 5 years for a 5/1 adjustable-rate mortgage). In general, People’s United’s underwriting guidelines for residential mortgage loans require the following: (i) properties must be single-family and owner-occupied primary residences; (ii) lower loan-to-value (“LTV”) ratios (less than 60% on average); (iii) higher credit scores (greater than 700 on average); and (iv) sufficient post-closing reserves.
Updated estimates of property values are obtained from an independent third-party for residential mortgage loans 90 days past due. At March 31, 2019, non-performing residential mortgage loans totaling $0.2 million had current LTV ratios of more than 100%. At that date, the weighted average LTV ratio and FICO score for the residential mortgage loan portfolio were 64% and 760, respectively.
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
During the three months ended March 31, 2019, the Company issued one investor refund, totaling less than $0.1 million, under contractual recourse agreements. Based on the limited number of repurchase requests the Company has historically received, the immaterial cost associated with such repurchase requests and management’s view that this past experience is consistent with our current and near-term estimate of such exposure, the Company has established a reserve for such repurchase requests, which totaled $0.1 million as of March 31, 2019.
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

The following table sets forth, as of March 31, 2019, the committed amount of HELOCs scheduled to have the draw period end during the years shown:

December 31, (in millions)	Credit Lines
2019	$76.6
2020	153.1
2021	295.0
2022	455.5
2023	461.8
2024	494.0
Later years	1,665.3
Total	$3,601.3
Approximately 84% of our HELOCs are presently in their draw period. Although converted amortizing payment loans represent only a small portion of the portfolio, our default and delinquency statistics indicate a higher level of occurrence for such loans when compared to HELOCs that are still in the draw period.
Delinquency statistics for the HELOC portfolio as of March 31, 2019 are as follows:

	Portfolio Balance	Delinquencies
(dollars in millions)		Amount	Percent
HELOC status:
Still in draw period	$1,405.3	$6.7	0.48%
Amortizing payment	261.2	13.4	5.11
For the three months ended March 31, 2019, 50% of our borrowers with balances outstanding under HELOCs paid only the minimum amount due.
The majority of home equity loans fully amortize over terms ranging from 5 to 20 years. Home equity loans are limited to first or second liens on a borrower’s primary residence. The maximum LTV ratio is 80% on a single-family property, including a condominium, and 70% on a two-family property. Lower LTV ratios are required on larger line amounts.
We are not able, at this time, to develop statistics for the entire home equity portfolio (both HELOCs and home equity loans) with respect to first liens serviced by third parties that have priority over our junior liens, as lien position data has not historically been captured on our loan servicing systems. As of March 31, 2019, full and complete first lien position data was not readily available for 30% of the home equity portfolio. Effective January 2011, we began tracking lien position data for all new originations and our collections department continues to add lien position data once a loan reaches 75 days past due in connection with our updated assessment of combined loan-to-value (“CLTV”) exposure, which takes place for loans 90 days past due. In addition, when we are notified that the holder of a superior lien has commenced a foreclosure action, our home equity account is identified in the collections system for ongoing monitoring of the legal action. As of March 31, 2019, the portion of the home equity portfolio more than 90 days past due with a CLTV greater than 80% was $3.5 million.
As of March 31, 2019, full and complete first lien position data was readily available for 70%, or $1.3 billion, of the home equity portfolio. Of that total, 39%, or $516.4 million, are in a junior lien position. We estimate that of those junior liens, 35%, or $180.8 million, are held or serviced by others.
When the first lien is held by a third-party, we can, in some cases, obtain an indication that a first lien is in default through information reported to credit bureaus. However, because more than one mortgage may be reported in a borrower’s credit report and there may not be a corresponding property address associated with reported mortgages, we are often unable to associate a specific first lien with our junior lien. As of March 31, 2019, there were 28 loans totaling $2.3 million for which we have received notification that the holder of a superior lien has commenced foreclosure action. For 14 of the loans (totaling $1.2 million), our second lien position was performing at the time such foreclosure action was commenced. The total estimated loss related to those 14 loans was $0.1 million as of March 31, 2019. It is important to note that the percentage of new home equity originations for which we hold the first lien has increased steadily from approximately 40% in 2009 to approximately 60% as of March 31, 2019.

We believe there are several factors that serve to mitigate the potential risk associated with the limitations on available first lien data. Most importantly, our underwriting guidelines for home equity loans, which have been, and continue to be, consistently applied, generally require the following: (i) properties located within our geographic footprint; (ii) lower LTV ratios; and (iii) higher credit scores. Notwithstanding the maximum LTV ratios and minimum FICO scores discussed previously, actual LTV ratios at origination were less than 60% on average and current FICO scores of our borrowers are greater than 750 on average. In addition, as of March 31, 2019, 97% of the portfolio balance relates to originations that occurred since 2005, which is generally recognized as the peak of the last housing bubble. We believe these factors are a primary reason for the portfolio’s relatively low level of non-performing loans and net loan charge-offs, both in terms of absolute dollars and as a percentage of average total loans.
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
As of March 31, 2019, the weighted average CLTV ratio and FICO score for the home equity portfolio were 57% and 764, respectively.
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
People’s United’s construction loan portfolio totaled $700.3 million (2% of total loans) at March 31, 2019. The total committed amount at that date, including both the outstanding balance and the unadvanced portion of such loans, was $1.3 billion. In some cases, a portion of the total committed amount includes an accompanying interest reserve. At March 31, 2019, construction loans totaling $358.7 million had remaining available interest reserves of $34.6 million. At that date, the Company had no construction loans with interest reserves that were on non-accrual status and included in non-performing loans.
Historically, certain economic conditions have resulted in an increase in the number of extension requests for commercial real estate and construction loans, some of which may have included related repayment guarantees. Modifications of commercial real estate loans involving maturity extensions are evaluated according to the Company’s normal underwriting standards and are classified as TDRs if the borrower is experiencing financial difficulty and is afforded a concession by People’s United similar to those discussed previously. People’s United had $3.9 million of restructured construction loans at March 31, 2019.

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
In establishing the allowance for loan losses for larger-balance, non-homogeneous loans, the Company also gives consideration to certain qualitative factors, including the macroeconomic environment and any potential imprecision inherent in its loan loss model that may result from having limited historical loan loss data which, in turn, may result in inaccurate probability of default and loss-given-default estimates. In this manner, historical portfolio experience, as described above, is not adjusted and the allowance for loan losses always includes a component attributable to qualitative factors, the degree of which may change from period to period as such qualitative factors indicate improving or worsening trends. The Company evaluates the qualitative factors on a quarterly basis in order to conclude that they continue to be appropriate. There were no significant changes in our approach to determining the qualitative component of the related allowance for loan losses during the three months ended March 31, 2019.
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
The qualitative component of the allowance for loan losses for smaller-balance, homogeneous loans is intended to incorporate risks inherent in the portfolio, economic uncertainties, regulatory requirements and other subjective factors such as changes in underwriting standards. Accordingly, consideration is given to: (i) present and forecasted economic conditions, including unemployment rates; (ii) changes in industry trends, including the impact of new regulations, (iii) trends in property values; (iv) broader portfolio indicators, including delinquencies, non-performing loans, portfolio concentrations, and trends in the volume and terms of loans; and (v) portfolio-specific risk characteristics.
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
In establishing the allowance for loan losses for smaller-balance, homogeneous loans, the amount reflecting the Company’s consideration of qualitative factors is added to the amount attributable to historical portfolio loss experience. In this manner, historical charge-off data (whether periods or amounts) is not adjusted and the allowance for loan losses always includes a component attributable to qualitative factors, the degree of which may change from period to period as such qualitative factors indicate improving or worsening trends. The Company evaluates the qualitative factors on a quarterly basis in order to conclude that they continue to be appropriate. There were no significant changes in our approach to determining the qualitative component of the related allowance for loan losses during the three months ended March 31, 2019.

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
People’s United did not change its methodologies with respect to determining the allowance for loan losses during the first three months of 2019. As part of its ongoing assessment of the allowance for loan losses, People’s United regularly makes refinements to certain underlying assumptions used in its methodologies. However, such refinements did not have a material impact on the allowance for loan losses or the provision for loan losses as of or for the three months ended March 31, 2019.
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

For purchased performing loans, the required allowance for loan losses is determined in a manner similar to that for originated loans with a provision for loan losses only recorded when the required allowance for loan losses exceeds any remaining purchase discount at the loan level. For PCI loans, the difference between contractually required principal and interest payments at the acquisition date and the undiscounted cash flows expected to be collected at the acquisition date is referred to as the “nonaccretable difference”, which includes an estimate of future credit losses expected to be incurred over the life of the loans in each pool. A decrease in the expected cash flows in subsequent periods requires the establishment of an allowance for loan losses at that time. At March 31, 2019 and December 31, 2018, the allowance for loan losses on acquired loans totaled $4.0 million and $4.1 million, respectively.
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
Provision and Allowance for Loan Losses

	Three Months Ended
(dollars in millions)	March 31, 2019	Dec. 31, 2018	March 31, 2018
Allowance for loan losses on originated loans:
Balance at beginning of period	$236.3	$233.9	$230.8
Charge-offs	(5.6)	(7.3)	(4.4)
Recoveries	2.2	1.3	1.4
Net loan charge-offs	(3.4)	(6.0)	(3.0)
Provision for loan losses	4.0	8.4	3.5
Balance at end of period	$236.9	$236.3	$231.3
Allowance for loan losses on acquired loans:
Balance at beginning of period	$4.1	$4.1	$3.6
Charge-offs	(1.9)	(1.8)	(1.8)
Recoveries	0.2	0.3	0.3
Net loan charge-offs	(1.7)	(1.5)	(1.5)
Provision for loan losses	1.6	1.5	1.9
Balance at end of period	4.0	4.1	4.0
Total allowance for loan losses	$240.9	$240.4	$235.3
Originated commercial allowance for loan losses as a percentage of originated commercial loans	0.91%	0.93%	0.94%
Originated retail allowance for loan losses as a percentage of originated retail loans	0.37	0.36	0.36
Total originated allowance for loan losses as a percentage of:
Originated loans	0.76	0.77	0.78
Originated non-performing loans	157.0	140.9	149.3

The provision for loan losses on originated loans totaled $4.0 million for the three months ended March 31, 2019, reflecting $3.4 million  in net loan charge-offs and an increase in the originated allowance for loan losses in response to portfolio-specific risk factors and loan mix. The provision for loan losses on acquired loans for the three months ended March 31, 2019 reflects net loan charge-offs of $1.7 million. The provision for loan losses on originated loans totaled $3.5 million in the year-ago period, reflecting $3.0 million in net loan charge-offs and a $0.6 million increase in the originated allowance for loan losses in response to portfolio-specific risk factors and loan growth. The provision for loan losses on acquired loans for the three months ended March 31, 2018 reflects loan impairment.
Management believes that the level of the allowance for loan losses at March 31, 2019 is appropriate to cover probable losses.
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
Net Loan Charge-Offs (Recoveries)

	Three Months Ended
(in millions)	March 31, 2019	Dec. 31, 2018	March 31, 2018
Commercial:
Commercial real estate	$1.1	$1.4	$0.5
Commercial and industrial	1.7	1.4	1.7
Equipment financing	2.2	4.4	1.6
Total	5.0	7.2	3.8
Retail:
Residential mortgage	0.1	—	0.2
Home equity	(0.2)	0.1	0.4
Other consumer	0.2	0.2	0.1
Total	0.1	0.3	0.7
Total net loan charge-offs	$5.1	$7.5	$4.5

Net Loan Charge-Offs (Recoveries) as a Percentage of Average Total Loans (Annualized)

	Three Months Ended
	March 31, 2019	Dec. 31, 2018	March 31, 2018
Commercial:
Commercial real estate	0.04%	0.05%	0.02%
Commercial and industrial	0.08	0.06	0.08
Equipment financing	0.20	0.41	0.17
Retail:
Residential mortgage	—	—	0.01
Home equity	(0.04)	0.02	0.07
Other consumer	1.90	1.47	0.86
Total portfolio	0.06%	0.09%	0.06%
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
All previously accrued but unpaid interest on non-accrual loans is reversed from interest income in the period in which the accrual of interest is discontinued. Interest payments received on non-accrual loans (including impaired loans) are generally applied as a reduction of principal if future collections are doubtful, although such interest payments may be recognized as income. A loan remains on non-accrual status until the factors that indicated doubtful collectability no longer exist or until a loan is determined to be uncollectible and is charged off against the allowance for loan losses. There were no loans past due 90 days or more and still accruing interest at March 31, 2019 or December 31, 2018.

Non-Performing Assets

(dollars in millions)	March 31, 2019	Dec. 31, 2018	Sept. 30, 2018	June 30, 2018	March 31, 2018
Originated non-performing loans:
Commercial:
Commercial real estate	$33.6	$33.5	$17.2	$20.3	$21.0
Commercial and industrial	30.3	38.0	44.9	50.1	34.6
Equipment financing	37.5	42.0	49.3	49.2	47.7
Total	101.4	113.5	111.4	119.6	103.3
Retail:
Residential mortgage	35.4	38.9	32.0	33.5	35.4
Home equity	14.1	15.3	14.6	15.1	16.1
Other consumer	—	—	0.1	—	—
Total	49.5	54.2	46.7	48.6	51.5
Total originated non-performing loans (1)	$150.9	167.7	158.1	168.2	154.8
REO:
Commercial	$4.1	8.7	8.7	9.3	10.6
Residential	6.9	5.5	4.4	5.8	6.8
Total REO	11.0	14.2	13.1	15.1	17.4
Repossessed assets	5.6	3.9	2.0	3.7	1.8
Total non-performing assets	$167.5	$185.8	$173.2	$187.0	$174.0
Originated non-performing loans as a percentage of originated loans	0.49%	0.55%	0.53%	0.56%	0.52%
Non-performing assets as a percentage of:
Originated loans, REO and repossessed assets	0.54	0.61	0.57	0.62	0.58
Tangible stockholders’ equity and originated allowance for loan losses	4.23	4.76	4.78	5.25	4.94

1.Reported net of government guarantees totaling: $1.4 million at March 31, 2019; $1.9 million at December, 31, 2018; $2.5 million at September 30, 2018; $2.6 million at June 30, 2018 and $3.0 million at March 31, 2018. These government guarantees relate, almost entirely, to guarantees provided by the Small Business Administration as well as selected other Federal agencies and represent the carrying value of the loans that are covered by such guarantees, the extent of which (i.e. full or partial) varies by loan. At March 31, 2019, the principal loan classes to which these government guarantees relate are commercial and industrial loans (82%) and commercial real estate loans (18%).
The table above excludes acquired loans that are (i) accounted for as PCI loans and/or (ii) covered by a FDIC loss-share agreement (“LSA”), which totaled $34.3 million at March 31, 2019; $44.1 million at December 31, 2018; $23.7 million at September 30, 2018; $21.2 million at June 30, 2018 and $23.7 million at March 31, 2018. Such loans otherwise meet People’s United’s definition of a non-performing loan but are excluded because the loans are included in loan pools that are considered performing and/or credit losses are covered by an FDIC LSA. The discounts arising from recording these loans at fair value were due, in part, to credit quality. Accordingly, such loans are generally accounted for on a pool basis and the accretable yield on the pools is being recognized as interest income over the life of the loans based on expected cash flows at the pool level. In addition, the table excludes purchased performing loans totaling $8.3 million, $6.0 million, $8.6 million, $5.5 million and $6.4 million at March 31, 2019, December 31, 2018, September 30, 2018, June 30, 2018, March 31, 2018, respectively, all of which became non-performing subsequent to acquisition.
Total non-performing assets decreased $18.3 million from December 31, 2018 and equaled 0.54% of originated loans, REO and repossessed assets at March 31, 2019. The decrease in total non-performing assets from December 31, 2018 primarily reflects decreases in non-performing commercial and industrial loans of $7.7 million, non-performing equipment financing loans of $4.5 million, non-performing residential mortgage loans of $3.5 million, non-performing home equity loans of $1.2 million and $3.2 million in REO, partially offset by an increase in repossessed assets of $1.7 million.

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
In addition to the non-performing loans discussed above, People’s United has also identified $515.0 million in potential problem loans at March 31, 2019 (all of which are included in the originated portfolio). Potential problem loans represent loans that are currently performing, but for which known information about possible credit deterioration on the part of the related borrowers causes management to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms and which may result in the disclosure of such loans as non-performing at some time in the future. The potential problem loans are generally loans that, although performing, have been classified as “substandard” in accordance with People’s United’s loan rating system, which is consistent with guidelines established by banking regulators.
At March 31, 2019, potential problem loans consisted of equipment financing loans ($277.4 million), commercial and industrial loans ($185.0 million) and commercial real estate loans ($52.6 million). Such loans are closely monitored by management and have remained in performing status for a variety of reasons including, but not limited to, delinquency status, borrower payment history and fair value of the underlying collateral. Management cannot predict the extent to which economic conditions may worsen or whether other factors may adversely impact the ability of these borrowers to make payments. Accordingly, there can be no assurance that potential problem loans will not become 90 days or more past due, be placed on non-accrual status, be restructured, or require additional provisions for loan losses.
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
Asset liquidity is provided by: cash; short-term investments and securities purchased under agreements to resell; proceeds from maturities, principal repayments and sales of securities; and proceeds from scheduled principal collections, prepayments and sales of loans. In addition, certain securities may be used to collateralize borrowings under repurchase agreements. The Consolidated Statements of Cash Flows present data on cash provided by and used in People’s United’s operating, investing and financing activities. At March 31, 2019, People’s United (parent company) liquid assets included $334 million in cash and $8 million in equity securities, while the Bank’s liquid assets included $3.1 billion in debt securities available-for-sale and $280 million in cash and cash equivalents. At March 31, 2019, debt securities available-for-sale with a fair value of $2.3 billion and debt securities held-to-maturity with an amortized cost of $1.5 billion were pledged as collateral for public deposits and for other purposes.
Liability liquidity is measured by both People’s United’s and the Bank’s ability to obtain deposits and borrowings at cost-effective rates that are diversified with respect to markets and maturities. Deposits, which are considered the most stable source of liability liquidity, totaled $36.9 billion at March 31, 2019 and represented 78% of total funding (the sum of total deposits, total borrowings, notes and debentures, and stockholders’ equity). Borrowings are used to diversify People’s United’s funding mix and to support asset growth. Borrowings and notes and debentures totaled $2.9 billion and $902 million, respectively, at March 31, 2019, representing 6% and 2%, respectively, of total funding at that date.

The Bank’s current available sources of borrowings include: federal funds purchased, advances from the Federal Home Loan Bank (the “FHLB”) of Boston and the Federal Reserve Bank of New York (the “FRB-NY,”), and repurchase agreements. At March 31, 2019, the Bank’s total borrowing capacity from (i) the FHLB of Boston and the FRB-NY for advances and (ii) repurchase agreements was $11.5 billion based on the level of qualifying collateral available for these borrowings. In addition, the Bank had unsecured borrowing capacity of $1.5 billion at that date. FHLB advances are secured by the Bank’s investment in FHLB stock and by a security agreement that requires the Bank to maintain, as collateral, sufficient qualifying assets not otherwise pledged (principally single-family residential mortgage loans, home equity lines of credit and loans, and commercial real estate loans).
At March 31, 2019, the Bank had outstanding commitments to originate loans totaling $1.3 billion and approved, but unused, lines of credit extended to customers totaling $7.9 billion (including $2.3 billion of HELOCs).
The sources of liquidity discussed above are deemed by management to be sufficient to fund outstanding loan commitments and to meet both People’s United’s and the Bank’s other obligations.

Stockholders' Equity and Dividends
People’s United’s total stockholders’ equity was $6.62 billion at March 31, 2019, an $87.3 million increase from December 31, 2018. This increase primarily reflects (i) net income of $114.6 million for the three months ended March 31, 2019 and (ii) a $32.2 million decrease in accumulated other comprehensive loss ("AOCL") since December 31, 2018, partially offset by dividends paid of $68.7 million in the three months ended March 31, 2019. The decrease in AOCL, net of tax, primarily reflects a decrease in the unrealized loss on debt securities available-for-sale. As a percentage of total assets, stockholders’ equity was 13.8% and 13.6% at March 31, 2019 and December 31, 2018 respectively. Tangible common equity equaled 7.7% of tangible assets at March 31, 2019 compared to 7.6% at December 31, 2018.
In April 2019, People’s United’s Board of Directors voted to increase the dividend on its common stock to an annual rate of $0.71 per common share. The quarterly dividend of $0.1775 per common share is payable on May 15, 2019 to shareholders of record on May 1, 2019. Also in April 2019, People’s United’s Board of Directors declared a dividend on its preferred stock, payable on June 15, 2019 to preferred shareholders of record as of June 1, 2019. In February 2019, the Bank paid a cash dividend of $89.0 million to People’s United (parent company).

Regulatory Capital Requirements
On January 1, 2015, both People’s United and the Bank became subject to new capital rules (the “Basel III capital rules”) issued by U.S. banking agencies. The Basel III capital rules, which are now fully phased-in, require U.S. financial institutions to maintain: (i) a minimum ratio of CET 1 capital to total risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET 1 risk-based capital ratio as that buffer is phased-in beginning in 2016, effectively resulting in a minimum CET 1 risk-based capital ratio of 7.0% upon full implementation); (ii) a minimum ratio of Tier 1 capital to total risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 risk-based capital ratio as that buffer is phased-in beginning in 2016, effectively resulting in a minimum Tier 1 risk-based capital ratio of 8.5% upon full implementation); (iii) a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to total risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% Total risk-based capital ratio as that buffer is phased-in beginning in 2016, effectively resulting in a minimum Total risk-based capital ratio of 10.5% upon full implementation); and (iv) a minimum Tier 1 Leverage capital ratio of at least 4.0%, calculated as the ratio of Tier 1 capital to average total assets, as defined.
In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments, a financial institution must hold a capital conservation buffer above its minimum risk-based capital requirements. For 2019 and thereafter, the capital conservation buffer is 2.5%, the final year of the phase-in period.
U.S. banking agencies have released a proposal for comment intended to simplify certain aspects of the regulatory capital rules. Management does not expect the impact of this proposal to have a material effect on the Company’s or the Bank’s risk-based capital ratios.

For regulatory capital purposes, subordinated note issuances qualify, up to certain limits, as Tier 2 capital for both People’s United’s and the Bank’s Total risk-based capital. Beginning in June 2019, and for each of the next four years, the eligible amount of the Bank’s $400 million subordinated notes due 2014 included in Tier 2 capital will be reduced each year by 20%, or $80 million, in accordance with regulatory capital rules.
The following is a summary of People’s United’s and the Bank’s regulatory capital amounts and ratios under the Basel III capital rules. The minimum capital required amounts as of March 31, 2019 and December 31, 2018 are based on the capital conservation buffer phase-in provisions of the Basel III capital rules. In connection with the adoption of the Basel III capital rules, both the Company and the Bank elected to opt-out of the requirement to include most components of AOCL in CET 1 capital. As discussed in Note 14 to the Consolidated Financial Statements, People's United adopted, effective January 1, 2019, new accounting guidance relating to leases. Upon adoption, the Company recorded (i) operating lease liabilities totaling $268.8 million and (ii) corresponding ROU assets totaling $248.5 million. This transition adjustment served to increase risk-weighted assets, resulting in an approximate 5-10 basis point decrease, as of March 31, 2019, in the risk-based capital ratios of both the Company and the Bank. At March 31, 2019, People’s United’s and the Bank’s total risk-weighted assets, as defined, were $36.5 billion and $36.4 billion, respectively, compared to $35.9 billion for both at December 31, 2018.

			Minimum Capital Required		Classification as Well-Capitalized
	As of March 31, 2019
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Capital (1):
People’s United	$3,954.0	8.8%	$1,805.8	4.0%	N/A	N/A
Bank	4,069.0	9.0	1,805.4	4.0	$2,256.0	5.0%
CET 1 Risk-Based Capital (2):
People’s United	3,709.9	10.2	2,552.6	7.0	N/A	N/A
Bank	4,069.0	11.2	2,551.3	7.0	2,369.1	6.5
Tier 1 Risk-Based Capital (3):
People’s United	3,954.0	10.8	3,099.6	8.5	2,187.9	6.0
Bank	4,069.0	11.2	3,098.0	8.5	2,915.8	8.0
Total Risk-Based Capital (4):
People’s United	4,537.5	12.4	3,828.9	10.5	3,646.6	10.0
Bank	4,712.7	12.9	3,827.0	10.5	3,644.7	10.0

			Minimum Capital Required		Classification as
	As of December 31, 2018		Basel III Phase-In (2018)		Well-Capitalized
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Capital (1):
People's United	$3,927.2	8.7%	$1,806.0	4.0%	N/A	N/A
Bank	4,076.0	9.0	1,805.4	4.0	$2,256.8	5.0%
CET 1 Risk-Based Capital (2):
People's United	3,683.1	10.3	2,289.3	6.375	N/A	N/A
Bank	4,076.0	11.4	2,287.1	6.375	2,331.9	6.5
Tier 1 Risk-Based Capital (3):
People's United	3,927.2	10.9	2,827.9	7.875	2,154.6	6.0
Bank	4,076.0	11.4	2,825.2	7.875	2,870.0	8.0
Total Risk-Based Capital (4):
People's United	4,505.7	12.5	3,546.1	9.875	3,591.0	10.0
Bank	4,719.1	13.2	3,542.7	9.875	3,587.5	10.0

1.Tier 1 Leverage Capital ratio represents CET 1 Capital plus Additional Tier 1 Capital instruments (together, “Tier 1 Capital”) divided by Average Total Assets (less goodwill, other acquisition-related intangibles and other deductions from CET 1 Capital).
2.CET 1 Risk-Based Capital ratio represents equity capital, as defined, less: (i) after-tax net unrealized gains (losses) on certain securities classified as available-for-sale; (ii) after-tax net unrealized gains (losses) on securities transferred to held-to-maturity; (iii) goodwill and other acquisition-related intangible assets; and (iv) the amount recorded in AOCL relating to pension and other postretirement benefits divided by Total Risk-Weighted Assets.
3.Tier 1 Risk-Based Capital ratio represents Tier 1 Capital divided by Total Risk-Weighted Assets.
4.Total Risk-Based Capital ratio represents Tier 1 Capital plus subordinated notes and debentures, up to certain limits, and the allowance for loan losses, up to 1.25% of Total Risk-Weighted Assets, divided by Total Risk-Weighted Assets.

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

Net Interest Income at Risk Simulation is used to measure the sensitivity of net interest income to changes in market rates over a period of time, such as 12 or 24 months. This simulation captures underlying product behaviors, such as asset and liability repricing dates, balloon dates, interest rate indices and spreads, rate caps and floors, as well as other behavioral attributes. The simulation of net interest income also requires a number of key assumptions such as: (i) future balance sheet volume and mix assumptions that are management judgments based on estimates and historical experience; (ii) prepayment projections for loans and securities that are projected under each interest rate scenario using internal and external analytics; (iii) new business loan spreads that are based on recent new business origination experience; and (iv) deposit pricing assumptions that are based on historical experience and management judgment. Combined, these assumptions can be inherently uncertain, and as a result, actual results may differ from simulation forecasts due to the timing, magnitude and frequency of interest rate changes, future business conditions, as well as unanticipated changes in management strategies.
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
The following tables set forth the estimated percent change in the Company’s net interest income at risk over one-year simulation periods beginning March 31, 2019 and December 31, 2018.

	Estimated Percent Change in Net Interest Income
Parallel Shock Rate Change (basis points)
	March 31, 2019	December 31, 2018
+300	8.0%	7.6%
+200	5.7	5.3
+100	3.1	2.8
-100	(3.8)	(3.6)
-200	(9.6)	(9.9)

	Estimated Percent Change in Net Interest Income
Yield Curve Twist Rate Change (basis points)
	March 31, 2019	December 31, 2018
Short End -100	(1.6)%	(1.7)%
Short End +100	1.7	1.6
Long End -100	(2.0)	(1.8)
Long End +100	1.5	1.3
The net interest income at risk simulation results indicate that at both March 31, 2019 and December 31, 2018, the Company is asset sensitive over the twelve-month forecast horizon (i.e. net interest income will increase if market rates rise). The asset sensitive position at March 31, 2019 primarily reflects: (i) approximately 91% of the Company’s loan portfolio being funded by less rate-sensitive core deposits; (ii) approximately 44% of the Company’s loan portfolio being comprised of Prime Rate and one-month Libor-based loans; and (iii) the repricing of variable-rate loans, the origination of fixed-rate loans as well as the purchase and reinvestment of securities all over the twelve-month forecast horizon.
The Company’s asset sensitivity increased slightly since December 31, 2018 primarily due to faster mortgage-backed security and residential mortgage loan prepayments as a result of lower long-end interest rates. Based on the Company’s IRR position at March 31, 2019, an immediate 100 basis point parallel increase in interest rates translates to an approximate $41 million increase in net interest income on an annualized basis.

Economic Value of Equity at Risk Simulation is conducted in tandem with net interest income simulations, to ascertain a longer term view of the Company’s IRR position by capturing longer-term repricing risk and options risk embedded in the balance sheet. It measures the sensitivity of economic value of equity to changes in interest rates. Economic value of equity at risk simulation values only the current balance sheet and does not incorporate the growth assumptions used for income simulations. As with net interest income modeling, this simulation captures product characteristics such as loan resets, repricing terms, maturity dates, rate caps and floors. Key assumptions include loan prepayment speeds, deposit pricing elasticity and non-maturity deposit attrition rates. These assumptions can have significant impacts on valuation results as the assumptions remain in effect for the entire life of each asset and liability. The Company conducts core deposit behavior studies on a periodic basis to support deposit assumptions used in the valuation process. All key assumptions are subject to periodic review.
Base case economic value of equity at risk is calculated by estimating the net present value of all future cash flows from existing assets and liabilities using current interest rates. The current spot interest rate curve is shocked up and down to generate new interest rate curves for parallel rate shock scenarios. These new curves are then used to recalculate economic value of equity at risk for these rate shock scenarios.
The following table sets forth the estimated percent change in the Company’s economic value of equity at risk, assuming various instantaneous parallel shocks in interest rates.

	Estimated Percent Change in Economic Value of Equity
Parallel Shock Rate Change (basis points)
	March 31, 2019	December 31, 2018
+300	(10.1)%	(12.0)%
+200	(5.6)	(7.2)
+100	(1.6)	(2.8)
-100	(2.8)	(1.0)
-200	(10.0)	(6.7)
The Company’s economic value of equity at risk profile indicates that at both March 31, 2019 and December 31, 2018, the Company’s economic value of equity is liability sensitive in a rising rate environment. The favorable sensitivity change in a rising rate scenario and the unfavorable sensitivity change in a declining rate scenario since December 31, 2018 primarily reflect an increase in the modeled weighted average life of non-maturity deposits and a decrease in the duration of both mortgage-backed securities and residential mortgage loans resulting from lower long-end interest rates.
People’s United’s IRR position at March 31, 2019, as set forth in the net interest income at risk and economic value of equity at risk tables above, reflects an asset sensitive net interest income at risk position and a liability sensitive economic value of equity position. From a net interest income perspective, asset sensitivity over the next 12 months is primarily attributable to the effect of the substantial Prime and Libor-based loan balances that are funded mainly by less rate-sensitive deposits. From an economic value of equity perspective, in a rising rate environment, the Company’s assets are more price sensitive than its liabilities due to slightly longer asset duration, which serves to create a liability sensitive risk position. Given the uncertainty of the magnitude, timing and direction of future interest rate movements and the shape of the yield curve, actual results may vary from those predicted by the Company’s models.
Management has established procedures to be followed in the event of an anticipated or actual breach in policy limits. As of March 31, 2019, there were no breaches of the Company’s internal policy limits with respect to either IRR measure. Management utilizes both interest rate measures in the normal course of measuring and managing IRR and believes that each measure is valuable in understanding the Company’s IRR position.
People’s United uses derivative financial instruments, including interest rate swaps, as components of its market risk management (principally to manage IRR). Certain other derivatives are entered into in connection with transactions with commercial customers. Derivatives are not used for speculative purposes. At March 31, 2019, People’s United used interest rate swaps to manage IRR associated with certain interest-bearing assets and interest-bearing liabilities.

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
Certain of People’s United’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of master netting arrangements and posted collateral). There were no derivative instruments with such credit-related contingent features in a net liability position at March 31, 2019.
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

Derivative Financial Instruments
The following table summarizes certain information concerning derivative financial instruments utilized by People’s United in its management of IRR and foreign currency risk:

	Interest Rate Swaps		Foreign Exchange Contracts
As of March 31, 2019 (dollars in millions)	Cash Flow Hedge	Fair Value Hedge
Notional principal amounts	$210.0	$375.0	$139.5
Weighted average interest rates:
Pay floating (receive fixed)	2.49% (1.72%)	Libor + 1.265% (4.00%)	N/A
Weighted average remaining term to maturity (in months)	19	64	1
Fair value:
Recognized as an asset	$—	$—	$0.7
Recognized as a liability	—	—	0.4
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
The following table summarizes certain information concerning these interest rate swaps and caps:

	Interest Rate Swaps		Interest Rate Caps
As of March 31, 2019 (dollars in millions)	Commercial Customers	Institutional Counterparties	Commercial Customers	Institutional Counterparties
Notional principal amounts	$7,467.2	$7,172.3	$328.9	$328.9
Weighted average interest rates:
Pay floating (receive fixed)	2.38% (2.51%)	—	N/A	N/A
Pay fixed (receive floating)	—	2.37% (2.48%)	N/A	N/A
Weighted average strike rate	N/A	N/A	0.56%	0.56%
Weighted average remaining term to maturity (in months)	78	81	25	25
Fair value:
Recognized as an asset	$131.6	$50.8	$0.9	$1.6
Recognized as a liability	50.8	25.4	1.6	0.9
See Notes 11 and 12 to the Consolidated Financial Statements for further information relating to derivatives.
Item 3 – Quantitative and Qualitative Disclosures About Market Risk
The information required by this item appears on pages 84 through 88 of this report.

Item 4 – Controls and Procedures
People’s United’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of People’s United’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that People’s United’s disclosure controls and procedures are effective, as of March 31, 2019, to ensure that information relating to People’s United, which is required to be disclosed in the reports People’s United files with the SEC under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

During the quarter ended March 31, 2019, there has not been any change in People’s United’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, People’s United’s internal control over financial reporting.

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
Item 1A – Risk Factors
There have been no material changes in risk factors since December 31, 2018.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table provides information with respect to purchases made by People’s United of its common stock during the three months ended March 31, 2019:
Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1 - 31, 2019
Tendered by employees (1)	808	$14.30	—	—
February 1 - 28, 2019
Tendered by employees (1)	8,112	$16.48	—	—
March 1 - 31, 2019
Tendered by employees (1)	278,431	$17.81	—	—
Total:
Tendered by employees (1)	287,351	$17.77	—	—

1.All shares listed were tendered by employees of People’s United in satisfaction of their related minimum tax withholding obligations upon the vesting of restricted stock awards granted in prior periods and/or in payment of the exercise price and satisfaction of their related minimum tax withholding obligations upon the exercise of stock options granted in prior periods. The average price paid per share is equal to the average of the high and low trading price of People’s United’s common stock on The NASDAQ Global Select Market on the vesting or exercise date or, if no trades took place on that date, the most recent day for which trading data was available. There is no limit on the number of shares that may be tendered by employees of People’s United in the future for these purposes. Shares acquired in payment of the option exercise price or in satisfaction of minimum tax withholding obligations are not eligible for reissuance in connection with any subsequent grants made pursuant to equity compensation plans maintained by People’s United. All shares acquired in this manner are retired by People’s United, resuming the status of authorized but unissued shares of People’s United’s common stock.

Item 3 – Defaults Upon Senior Securities
None.
Item 4 – Mine Safety Disclosures
None.

Item 5 – Other Information
None.
Item 6 – Exhibits
The following Exhibits are filed herewith:

Designation	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.1	The following financial information from People’s United Financial, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 formatted in XBRL: (i) Consolidated Statements of Condition as of March 31, 2019 and December 31, 2018; (ii) Consolidated Statements of Income for the three months ended March 31, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2019 and 2018; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018; and (vi) Notes to Consolidated Financial Statements.

INDEX TO EXHIBITS

Designation	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.1	The following financial information from People’s United Financial, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 formatted in XBRL: (i) Consolidated Statements of Condition as of March 31, 2019 and December 31, 2018; (ii) Consolidated Statements of Income for the three months ended March 31, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2019 and 2018; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018; and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, People’s United Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLE’S UNITED FINANCIAL, INC.

Date: May 10, 2019	Date:	By:	/s/ John P. Barnes
John P. Barnes
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2019	Date:	By:	/s/ R. David Rosato
R. David Rosato
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: May 10, 2019	Date:	By:	/s/ Jeffrey Hoyt
Jeffrey Hoyt
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)