Form 10-Q
period 2019-09-30
People's United Financial, Inc.
filed 2019-11-12
CIK 1378946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of October 31, 2019, there were 399,365,374 shares of the registrant’s common stock outstanding.

People’s United Financial Inc.
Form 10-Q

Part 1 - Financial Information
Item 1 - Financial Statements
People’s United Financial, Inc.
Consolidated Statements of Condition - (Unaudited)

(in millions)	September 30, 2019	December 31, 2018
Assets
Cash and due from banks	$635.2	$665.7
Short-term investments	157.8	266.3
Total cash and cash equivalents (note 3)	793.0	932.0
Securities (note 3):
Trading debt securities, at fair value	9.3	8.4
Equity securities, at fair value	7.8	8.1
Debt securities available-for-sale, at fair value	2,978.7	3,121.0
Debt securities held-to-maturity, at amortized cost (fair value of $3.97 billion and $3.78 billion)	3,805.4	3,792.3
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	334.0	303.4
Total securities	7,135.2	7,233.2
Loans held-for-sale	24.8	19.5
Loans (notes 4 and 14):
Commercial real estate	12,186.9	11,649.6
Commercial and industrial	10,545.9	9,088.9
Equipment financing	4,735.6	4,339.2
Total Commercial Portfolio	27,468.4	25,077.7
Residential mortgage	9,308.7	8,154.2
Home equity and other consumer	2,004.3	2,009.5
Total Retail Portfolio	11,313.0	10,163.7
Total loans	38,781.4	35,241.4
Less allowance for loan losses	(246.0)	(240.4)
Total loans, net	38,535.4	35,001.0
Goodwill (notes 2 and 7)	2,868.1	2,685.7
Bank-owned life insurance	505.6	467.0
Premises and equipment, net	258.5	267.3
Other acquisition-related intangible assets (notes 2 and 7)	196.8	180.0
Other assets (notes 1, 4, 12 and 14)	1,754.4	1,091.6
Total assets	$52,071.8	$47,877.3
Liabilities
Deposits:
Non-interest-bearing	$9,129.3	$8,543.0
Savings	4,616.6	4,116.5
Interest-bearing checking and money market	16,727.2	16,583.3
Time	8,100.4	6,916.2
Total deposits	38,573.5	36,159.0
Borrowings:
Federal Home Loan Bank advances	2,948.5	2,404.5
Federal funds purchased	1,365.0	845.0
Customer repurchase agreements	315.6	332.9
Other borrowings	—	11.0
Total borrowings	4,629.1	3,593.4
Notes and debentures	915.7	895.8
Other liabilities (notes 1, 12 and 14)	822.8	695.2
Total liabilities	44,941.1	41,343.4
Commitments and contingencies (notes 1, 9 and 14)
Stockholders’ Equity (notes 2, 5, 8 and 15)
Preferred stock ($0.01 par value; 50.0 million shares authorized; 10.0 million shares issued and outstanding at both dates)	244.1	244.1
Common stock ($0.01 par value; 1.95 billion shares authorized; 487.6 million shares and 466.3 million shares issued)	4.9	4.7
Additional paid-in capital	6,901.5	6,549.3
Retained earnings	1,449.3	1,284.8
Unallocated common stock of Employee Stock Ownership Plan, at cost (6.0 million shares and 6.3 million shares)	(124.7)	(130.1)
Accumulated other comprehensive loss	(182.3)	(256.8)
Treasury stock, at cost (89.0 million shares at both dates)	(1,162.1)	(1,162.1)
Total stockholders’ equity	7,130.7	6,533.9
Total liabilities and stockholders’ equity	$52,071.8	$47,877.3
See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.
Consolidated Statements of Income - (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per common share data)	2019	2018	2019	2018
Interest and dividend income:
Commercial real estate	$136.6	$114.7	$409.2	$333.2
Commercial and industrial	113.4	93.2	328.7	265.6
Equipment financing	65.3	56.2	187.0	155.6
Residential mortgage	84.7	56.0	240.9	166.0
Home equity and other consumer	24.7	22.0	75.4	64.2
Total interest on loans	424.7	342.1	1,241.2	984.6
Securities	44.7	46.6	138.7	135.7
Short-term investments	1.3	1.1	3.8	3.6
Loans held-for-sale	0.2	0.2	0.6	0.6
Total interest and dividend income	470.9	390.0	1,384.3	1,124.5
Interest expense:
Deposits	92.2	56.9	270.0	145.5
Borrowings	21.5	18.2	58.6	50.9
Notes and debentures	8.5	8.5	26.1	24.7
Total interest expense	122.2	83.6	354.7	221.1
Net interest income	348.7	306.4	1,029.6	903.4
Provision for loan losses (note 4)	7.8	8.2	21.0	20.1
Net interest income after provision for loan losses	340.9	298.2	1,008.6	883.3
Non-interest income:
Bank service charges	27.0	24.9	78.6	73.0
Investment management fees	17.3	17.4	50.9	52.3
Operating lease income (note 14)	13.0	11.0	38.4	32.9
Commercial banking lending fees	11.8	7.9	29.8	27.7
Insurance revenue	10.3	9.8	29.5	27.9
Cash management fees	7.3	7.0	21.2	20.6
Brokerage commissions	2.6	3.2	8.0	9.5
Other non-interest income (note 3)	16.7	11.1	50.5	33.7
Total non-interest income	106.0	92.3	306.9	277.6
Non-interest expense:
Compensation and benefits	158.1	135.7	474.8	411.4
Occupancy and equipment	45.0	41.6	133.7	123.6
Professional and outside services	23.7	17.0	68.6	56.2
Operating lease expense	9.9	8.9	29.2	26.6
Amortization of other acquisition-related intangible assets (note 7)	8.0	4.9	22.7	14.9
Regulatory assessments	5.3	10.0	18.8	30.5
Other non-interest expense	31.4	23.2	89.2	70.2
Total non-interest expense	281.4	241.3	837.0	733.4
Income before income tax expense	165.5	149.2	478.5	427.5
Income tax expense (note 1)	30.4	32.2	95.5	92.4
Net income	135.1	117.0	383.0	335.1
Preferred stock dividend	3.5	3.5	10.5	10.5
Net income available to common shareholders	$131.6	$113.5	$372.5	$324.6
Earnings per common share (note 6):
Basic	$0.34	$0.33	$0.97	$0.95
Diluted	0.33	0.33	0.96	0.94
See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.
Consolidated Statements of Comprehensive Income - (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Net income	$135.1	$117.0	$383.0	$335.1
Other comprehensive income (loss), net of tax:
Net actuarial loss and prior service credit related to pension and other postretirement plans	1.0	1.5	3.9	4.5
Net unrealized gains and losses on debt securities available-for-sale	8.6	(12.0)	66.2	(56.3)
Amortization of unrealized losses on debt securities transferred to held-to-maturity	0.8	0.7	2.0	2.3
Net unrealized gains and losses on derivatives accounted for as cash flow hedges	0.3	(0.3)	2.4	(2.3)
Total other comprehensive income (loss), net of tax (note 5)	10.7	(10.1)	74.5	(51.8)
Total comprehensive income	$145.8	$106.9	$457.5	$283.3
See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.
Consolidated Statements of Changes in Stockholders’ Equity - (Unaudited)

Three months ended September 30, 2019 (in millions, except per common share data)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallocated ESOP Common Stock	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance at June 30, 2019	$244.1	$4.9	$6,890.7	$1,388.1	$(126.5)	$(193.0)	$(1,162.1)	$7,046.2
Net income	—	—	—	135.1	—	—	—	135.1
Total other comprehensive income, net of tax (note 5)	—	—	—	—	—	10.7	—	10.7
Cash dividend on common stock ($0.1775 per share)	—	—	—	(69.9)	—	—	—	(69.9)
Cash dividend on preferred stock	—	—	—	(3.5)	—	—	—	(3.5)
Restricted stock and performance-based share awards	—	—	6.0	—	—	—	—	6.0
Employee Stock Ownership Plan common stock committed to be released (note 8)	—	—	—	(0.4)	1.8	—	—	1.4
Common stock repurchased and retired upon vesting of restricted stock awards	—	—	—	(0.1)	—	—	—	(0.1)
Stock options exercised	—	—	4.8	—	—	—	—	4.8
Balance at September 30, 2019	$244.1	$4.9	$6,901.5	$1,449.3	$(124.7)	$(182.3)	$(1,162.1)	$7,130.7
Nine months ended September 30, 2019 (in millions, except per common share data)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallocated ESOP Common Stock	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2018	$244.1	$4.7	$6,549.3	$1,284.8	$(130.1)	$(256.8)	$(1,162.1)	$6,533.9
Net income	—	—	—	383.0	—	—	—	383.0
Total other comprehensive income, net of tax (note 5)	—	—	—	—	—	74.5	—	74.5
Common stock issued in BSB Bancorp acquisition (note 2)	—	0.2	324.3	—	—	—	—	324.5
Cash dividends on common stock ($0.53 per share)	—	—	—	(204.9)	—	—	—	(204.9)
Cash dividends on preferred stock	—	—	—	(10.5)	—	—	—	(10.5)
Restricted stock and performance-based share awards	—	—	10.9	—	—	—	—	10.9
Employee Stock Ownership Plan common stock committed to be released (note 8)	—	—	—	(1.2)	5.4	—	—	4.2
Common stock repurchased and retired upon vesting of restricted stock awards	—	—	—	(1.9)	—	—	—	(1.9)
Stock options exercised	—	—	17.0	—	—	—	—	17.0
Balance at September 30, 2019	$244.1	$4.9	$6,901.5	$1,449.3	$(124.7)	$(182.3)	$(1,162.1)	$7,130.7

Three months ended September 30, 2018 (in millions, except per common share data)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallocated ESOP Common Stock	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance at June 30, 2018	$244.1	$4.4	$6,040.3	$1,167.9	$(133.7)	$(260.7)	$(1,162.1)	$5,900.2
Net income	—	—	—	117.0	—	—	—	117.0
Total other comprehensive loss, net of tax (note 5)	—	—	—	—	—	(10.1)	—	(10.1)
Cash dividend on common stock ($0.1750 per share)	—	—	—	(60.1)	—	—	—	(60.1)
Cash dividend on preferred stock	—	—	—	(3.5)	—	—	—	(3.5)
Restricted stock and performance-based share awards	—	—	3.4	—	—	—		3.4
Employee Stock Ownership Plan common stock committed to be released (note 8)	—	—	—	(0.3)	1.8	—	—	1.5
Common stock repurchased and retired upon vesting of restricted stock awards	—	—	—	(0.1)	—	—	—	(0.1)
Stock options exercised	—	—	10.6	—	—	—	—	10.6
Balance at September 30, 2018	$244.1	$4.4	$6,054.3	$1,220.9	$(131.9)	$(270.8)	$(1,162.1)	$5,958.9

Nine months ended September 30, 2018 (in millions, except per common share data)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallocated ESOP Common Stock	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2017	$244.1	$4.4	$6,012.3	$1,040.2	$(137.3)	$(181.7)	$(1,162.1)	$5,819.9
Net income	—	—	—	335.1	—	—	—	335.1
Total other comprehensive loss, net of tax (note 5)	—	—	—	—	—	(51.8)	—	(51.8)
Cash dividends on common stock ($0.5225 per share)	—	—	—	(178.8)	—	—	—	(178.8)
Cash dividends on preferred stock	—	—	—	(10.5)	—	—	—	(10.5)
Restricted stock and performance-based share awards	—	—	10.8	—	—	—		10.8
Employee Stock Ownership Plan common stock committed to be released (note 8)	—	—	—	(0.6)	5.4	—	—	4.8
Common stock repurchased and retired upon vesting of restricted stock awards	—	—	—	(2.4)	—	—	—	(2.4)
Stock options exercised	—	—	31.2	—	—	—	—	31.2
Transition adjustments related to adoption of new accounting standards (note 5)	—	—	—	37.9	—	(37.3)	—	0.6
Balance at September 30, 2018	$244.1	$4.4	$6,054.3	$1,220.9	$(131.9)	$(270.8)	$(1,162.1)	$5,958.9
See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.
Consolidated Statements of Cash Flows - (Unaudited)

	Nine Months Ended September 30,
(in millions)	2019	2018
Cash Flows from Operating Activities:
Net income	$383.0	$335.1
Adjustments to reconcile net income to net cash provided by operating activities:
Expense related to operating leases	29.2	26.6
Depreciation and amortization of premises and equipment	29.0	26.8
Amortization of other acquisition-related intangible assets	22.7	14.9
Provision for loan losses	21.0	20.1
Expense related to share-based awards	18.5	14.8
Employee Stock Ownership Plan common stock committed to be released	4.2	4.8
Net security gains	(0.1)	(0.2)
Net gains on sales of residential mortgage loans	(1.5)	(0.9)
Originations of loans held-for-sale	(124.8)	(126.8)
Proceeds from sales of loans held-for-sale	120.6	129.1
Net increase in trading debt securities	(0.9)	—
Excess income tax benefits from stock option exercises	0.3	1.4
Net changes in other assets and other liabilities	(494.9)	14.1
Net cash provided by operating activities	6.3	459.8
Cash Flows from Investing Activities:
Proceeds from sales of equity securities	0.9	1.9
Proceeds from principal repayments and maturities of debt securities available-for-sale	350.0	346.9
Proceeds from sales of debt securities available-for-sale	311.8	0.1
Proceeds from principal repayments and maturities of debt securities held-to-maturity	121.3	142.1
Purchases of debt securities available-for-sale	(305.1)	(625.1)
Purchases of debt securities held-to-maturity	(153.5)	(309.6)
Net redemptions of Federal Reserve Bank stock	26.1	7.3
Net purchases of Federal Home Loan Bank stock	(25.0)	(7.4)
Proceeds from sales of loans	23.6	11.9
Net principal (disbursements) collections of loans	(881.9)	423.3
Purchases of loans	(50.7)	—
Purchases of premises and equipment	(19.7)	(17.3)
Purchases of leased equipment, net	(34.6)	(31.3)
Proceeds from sales of real estate owned	10.4	8.1
Return of premium on bank-owned life insurance, net	1.2	0.8
Net cash acquired (paid) in acquisitions	48.7	(35.8)
Net cash used in investing activities	(576.5)	(84.1)
Cash Flows from Financing Activities:
Net increase in deposits	295.8	153.9
Net increase (decrease) in borrowings with terms of three months or less	417.5	(252.8)
Repayments of borrowings with terms of more than three months	(76.8)	(456.6)
Cash dividends paid on common stock	(204.9)	(178.8)
Cash dividends paid on preferred stock	(10.5)	(10.5)
Repurchases of common stock	(1.9)	(2.4)
Proceeds from stock options exercised	12.9	27.2
Contingent consideration payments	(0.9)	(0.3)
Net cash provided by (used in) financing activities	431.2	(720.3)
Net decrease in cash, cash equivalents and restricted cash	(139.0)	(344.6)
Cash, cash equivalents and restricted cash at beginning of period	932.0	882.6
Cash, cash equivalents and restricted cash at end of period	$793.0	$538.0
Supplemental Information:
Interest payments	$356.6	$214.6
Income taxes payments	86.5	41.2
Significant non-cash transactions:
Right-of-use assets obtained in exchange for lessee operating lease liabilities	30.3	—
Real estate properties acquired by foreclosure	17.1	5.3
Unsettled purchases of securities	2.1	3.8
Assets acquired and liabilities assumed in acquisitions:
Non-cash assets, excluding goodwill and other acquisition-related intangibles	2,893.6	69.1
Liabilities	2,862.2	1.4
Common stock issued in BSB Bancorp acquisition	324.3	—
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
Certain information and footnote disclosures normally included in consolidated financial statements prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) have been omitted or condensed. As a result, the accompanying consolidated financial statements should be read in conjunction with People’s United’s Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results of operations that may be expected for the entire year or any other interim period.
Note 1 to People’s United’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2018, as supplemented by the Quarterly Report for the periods ended March 31, 2019 and June 30, 2019 and this Quarterly Report for the period ended September 30, 2019, provides disclosure of People’s United’s significant accounting policies.
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
Affordable housing investments, including all legally binding commitments to fund future investments, are included in other assets in the Consolidated Statements of Condition ($368.7 million and $304.1 million at September 30, 2019 and December 31, 2018, respectively). Included in other liabilities in the Consolidated Statements of Condition is a liability for all legally binding unfunded commitments to fund future investments ($145.5 million and $119.7 million at those dates). The cost of the Company’s investments is amortized on a straight-line basis over the period during which the related federal income tax credits are realized (generally 10 years). Amortization expense, which is included as a component of income tax expense, totaled $6.4 million and $4.8 million for the three months ended September 30, 2019 and 2018, respectively, and $18.5 million and $14.0 million for the nine months ended September 30, 2019 and 2018, respectively.

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

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
The assets acquired and liabilities assumed in this transaction were recorded by People’s United at their estimated fair values as of the effective date and People’s United’s results of operations for the nine months ended September 30, 2019 include the results of BSB Bancorp beginning with the effective date. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill, which was allocated to the Commercial Banking and Retail Banking segments. Merger-related expenses related to the BSB Bancorp acquisition recorded during the nine months ended September 30, 2019 totaled $7.3 million, including: (i) fees for investment advisory, legal, accounting and valuation services; (ii) costs associated with contract terminations and branch closings; and (iii) compensatory charges.
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

Such loans had a fair value of $2.64 billion and an outstanding principal balance of $2.69 billion, resulting in a discount that will be accreted over the remaining lives of the loans. Included in the Consolidated Statements of Income for the nine months ended September 30, 2019 is approximately $42.2 million of interest income attributable to BSB Bancorp since the acquisition date.

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

The following table presents selected unaudited pro forma financial information of the Company reflecting the acquisition of BSB Bancorp assuming the acquisition was completed as of the beginning of the respective periods:

	Nine Months Ended September 30,

(in millions, except per common share data)	2019	2018
Selected Financial Results:
Net interest income	$1,044.7	$949.1
Provision for loan losses	21.0	20.1
Non-interest income	308.2	281.3
Non-interest expense	837.5	756.7
Net income	395.5	355.6
Net income applicable to common shareholders	385.0	345.1
Earnings per common share:
Basic	$0.98	$0.96
Diluted	0.98	0.95

The selected unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies had the acquisition actually been completed at the beginning of the periods presented, nor does it indicate future results for any other interim or full-year period. Merger-related expenses attributable to the acquisition that were incurred by People’s United and BSB Bancorp during the nine months ended September 30, 2019 (none in 2018) are not reflected in the selected unaudited pro forma financial information. Pro forma basic and diluted earnings per common share were calculated using People’s United’s actual weighted-average common shares

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
outstanding for the periods presented, plus the incremental common shares issued, assuming the acquisition occurred at the beginning of the periods presented.

VAR Technology Finance
Effective January 2, 2019, the Bank completed its acquisition of VAR Technology Finance ("VAR"), a leasing and financing company headquartered in Mesquite, Texas. The fair value of the consideration transferred in the VAR acquisition consisted of $60.0 million in cash. Merger-related expenses totaling $1.9 million relating to this transaction were recorded during the nine months ended September 30, 2019.

NOTE 3. CASH AND CASH EQUIVALENTS AND SECURITIES
Included in short-term investments are interest-bearing deposits at the Federal Reserve Bank of New York (the “FRB-NY”) totaling $50.6 million at September 30, 2019 and $234.0 million at December 31, 2018. These deposits represent an alternative to overnight federal funds sold and yielded 1.80% and 2.40% at September 30, 2019 and December 31, 2018, respectively.
The amortized cost, gross unrealized gains and losses, and fair value of People’s United’s debt securities available-for-sale and debt securities held-to-maturity are as follows:

As of September 30, 2019 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale:
U.S. Treasury and agency	$690.6	$0.4	$(2.9)	$688.1
GSE (1) mortgage-backed securities	2,269.7	24.3	(3.4)	2,290.6
Total debt securities available-for-sale	$2,960.3	$24.7	$(6.3)	$2,978.7
Debt securities held-to-maturity:
State and municipal	$2,432.3	$148.3	$(0.3)	$2,580.3
GSE mortgage-backed securities	1,291.7	17.0	(0.1)	1,308.6
Corporate	79.9	1.4	(0.2)	81.1
Other	1.5	—	—	1.5
Total debt securities held-to-maturity	$3,805.4	$166.7	$(0.6)	$3,971.5

1.Government sponsored enterprise

As of December 31, 2018 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale:
U.S. Treasury and agency	$699.0	$0.1	$(21.1)	$678.0
GSE mortgage-backed securities	2,486.6	4.6	(48.2)	2,443.0
Total debt securities available-for-sale	$3,185.6	$4.7	$(69.3)	$3,121.0
Debt securities held-to-maturity:
State and municipal	$2,352.4	$35.4	$(18.4)	$2,369.4
GSE mortgage-backed securities	1,367.5	—	(33.2)	1,334.3
Corporate	70.9	0.5	(0.7)	70.7
Other	1.5	—	—	1.5
Total debt securities held-to-maturity	$3,792.3	$35.9	$(52.3)	$3,775.9
At September 30, 2019 and December 31, 2018, debt securities available-for-sale with fair values of $2.07 billion and $2.20 billion, respectively, and debt securities held-to-maturity with amortized costs of $1.65 billion and $1.49 billion, respectively, were pledged as collateral for public deposits and for other purposes.

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
The following table is a summary of the amortized cost and fair value of debt securities as of September 30, 2019, based on remaining period to contractual maturity. Information for GSE mortgage-backed securities is based on the final contractual maturity dates without considering repayments and prepayments.

	Available-for-Sale		Held-to-Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury and agency:
Within 1 year	$158.9	$158.9	$—	$—
After 1 but within 5 years	531.7	529.2	—	—
Total	690.6	688.1	—	—
GSE mortgage-backed securities:
Within 1 year	—	—	2.8	2.8
After 1 but within 5 years	95.4	97.7	766.4	778.9
After 5 but within 10 years	714.9	730.6	217.0	221.3
After 10 years	1,459.4	1,462.3	305.5	305.6
Total	2,269.7	2,290.6	1,291.7	1,308.6
State and municipal:
Within 1 year	—	—	12.0	12.0
After 1 but within 5 years	—	—	213.1	221.5
After 5 but within 10 years	—	—	406.0	430.7
After 10 years	—	—	1,801.2	1,916.1
Total	—	—	2,432.3	2,580.3
Corporate:
Within 1 year	—	—	5.0	5.0
After 5 but within 10 years	—	—	74.9	76.1
Total	—	—	79.9	81.1
Other:
Within 1 year	—	—	1.5	1.5
Total	—	—	1.5	1.5
Total:
Within 1 year	158.9	158.9	21.3	21.3
After 1 but within 5 years	627.1	626.9	979.5	1,000.4
After 5 but within 10 years	714.9	730.6	697.9	728.1
After 10 years	1,459.4	1,462.3	2,106.7	2,221.7
Total	$2,960.3	$2,978.7	$3,805.4	$3,971.5
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

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months Or Longer		Total
As of September 30, 2019 (in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities available-for-sale:
GSE mortgage-backed securities	$201.2	$(0.4)	$700.0	$(3.1)	$901.2	$(3.5)
U.S. Treasury and agency	105.3	(0.2)	463.1	(2.6)	568.4	(2.8)
Total debt securities available-for-sale	$306.5	$(0.6)	$1,163.1	$(5.7)	$1,469.6	$(6.3)
Debt securities held-to-maturity:
GSE mortgage-backed securities	$110.4	$(0.1)	$9.5	$—	$119.9	$(0.1)
State and municipal	15.6	(0.1)	12.0	(0.2)	27.6	(0.3)
Corporate	—	—	8.4	(0.2)	8.4	(0.2)
Total debt securities held-to-maturity	$126.0	$(0.2)	$29.9	$(0.4)	$155.9	$(0.6)

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months Or Longer		Total
As of December 31, 2018 (in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities available-for-sale:
GSE mortgage-backed securities	$132.4	$(0.5)	$1,656.3	$(47.7)	$1,788.7	$(48.2)
U.S. Treasury and agency	—	—	656.2	(21.1)	656.2	(21.1)
Total debt securities available-for-sale	$132.4	$(0.5)	$2,312.5	$(68.8)	$2,444.9	$(69.3)
Debt securities held-to-maturity:
GSE mortgage-backed securities	$—	$—	$1,334.3	$(33.2)	$1,334.3	$(33.2)
State and municipal	113.4	(0.7)	697.6	(17.7)	811.0	(18.4)
Corporate	31.2	(0.6)	2.7	(0.1)	33.9	(0.7)
Total debt securities held-to-maturity	$144.6	$(1.3)	$2,034.6	$(51.0)	$2,179.2	$(52.3)
At September 30, 2019, approximately 6% of the 2,165 debt securities owned by the Company, consisting of 64 debt securities classified as available-for-sale and 69 debt securities classified as held-to-maturity, had gross unrealized losses totaling $6.3 million and $0.6 million, respectively. With respect to those securities with unrealized losses, all of the GSE mortgage-backed securities had AAA credit ratings and an average contractual maturity of 11 years. The state and municipal securities had an average credit rating of AA and a weighted average maturity of seven years.
The cause of the gross unrealized losses with respect to all of the debt securities is directly related to changes in interest rates. At this time, management does not intend to sell such securities nor is it more likely than not, based upon available evidence, that management will be required to sell such securities prior to recovery. As such, management believes that all gross unrealized losses within the securities portfolio at September 30, 2019 represent temporary impairments. No other-than-temporary impairment losses were recognized in the Consolidated Statements of Income for the three and nine months ended September 30, 2019 or 2018.

Security transactions are recorded on the trade date. Realized gains and losses are determined using the specific identification method and reported in non-interest income.

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
Effective January 1, 2018, People’s United adopted new accounting guidance that requires equity investments (other than equity method investments) be measured at fair value with changes in fair value recognized in net income. At December 31, 2017, the Company’s securities portfolio included equity securities with an amortized cost of $9.6 million and a fair value of $8.7 million. Accordingly, upon adoption of this guidance, a cumulative-effect transition adjustment, representing the cumulative unrealized loss (net-of-tax) within accumulated other comprehensive income (loss) (“AOCL”), was recorded which served to decrease opening retained earnings by $0.6 million. People’s United recorded unrealized (losses) gains of $(0.5) million and $0.2 million for the three months ended September 30, 2019 and 2018, respectively, and $0.4 million and $1.0 million for the nine months ended September 30, 2019 and 2018, respectively (included in other non-interest income in the Consolidated Statements of Income) relating to the change in fair value of its equity securities during the respective periods.
The Bank, as a member of the Federal Home Loan Bank (the “FHLB”) of Boston, is currently required to purchase and hold shares of capital stock in the FHLB of Boston (total cost of $129.7 million and $124.2 million at September 30, 2019 and December 31, 2018, respectively) in an amount equal to its membership base investment plus an activity based investment determined according to the Bank’s level of outstanding FHLB advances. As a result of prior acquisitions, the Bank acquired shares of capital stock in the FHLB of New York (total cost of $0.7 million at both September 30, 2019 and December 31, 2018, respectively). Based on the current capital adequacy and liquidity position of both the FHLB of Boston and the FHLB of New York, management believes there is no impairment in the Company’s investment at September 30, 2019 and the cost of the investment approximates fair value.
The Bank, as a member of the Federal Reserve Bank system, is currently required to purchase and hold shares of capital stock in the FRB-NY (total cost of $203.6 million and $178.5 million at September 30, 2019 and December 31, 2018, respectively) in an amount equal to 6% of its capital and surplus. Based on the current capital adequacy and liquidity position of the FRB-NY, management believes there is no impairment in the Company’s investment at September 30, 2019 and the cost of the investment approximates fair value.

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
The Company did not change its application of the accounting policies noted above or its methodology for determining the allowance for loan losses during the nine months ended September 30, 2019.
The following table summarizes People’s United’s loans by loan portfolio segment and class:

	September 30, 2019			December 31, 2018
(in millions)	Originated	Acquired	Total	Originated	Acquired	Total
Commercial:
Commercial real estate	$9,721.4	$2,465.5	$12,186.9	$9,798.5	$1,851.1	$11,649.6
Commercial and industrial	9,720.1	825.8	10,545.9	8,292.3	796.6	9,088.9
Equipment financing	4,484.5	251.1	4,735.6	3,937.7	401.5	4,339.2
Total Commercial Portfolio	23,926.0	3,542.4	27,468.4	22,028.5	3,049.2	25,077.7
Retail:
Residential mortgage:
Adjustable-rate	5,547.9	1,368.5	6,916.4	5,854.1	807.9	6,662.0
Fixed-rate	1,113.8	1,278.5	2,392.3	935.1	557.1	1,492.2
Total residential mortgage	6,661.7	2,647.0	9,308.7	6,789.2	1,365.0	8,154.2
Home equity and other consumer:
Home equity	1,685.7	271.2	1,956.9	1,789.5	173.0	1,962.5
Other consumer	39.3	8.1	47.4	42.8	4.2	47.0
Total home equity and other consumer	1,725.0	279.3	2,004.3	1,832.3	177.2	2,009.5
Total Retail Portfolio	8,386.7	2,926.3	11,313.0	8,621.5	1,542.2	10,163.7
Total loans	$32,312.7	$6,468.7	$38,781.4	$30,650.0	$4,591.4	$35,241.4
Loan origination fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized in interest income as an adjustment of yield. Depending on the loan portfolio, amounts are amortized or accreted using the level yield method over either the actual life or the estimated average life of the loan. Net deferred loan costs, which are included in loans by respective class and accounted for as interest yield adjustments, totaled $88.2 million at September 30, 2019 and $94.6 million at December 31, 2018.

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
The following tables present a summary, by loan portfolio segment, of activity in the allowance for loan losses for the three and nine months ended September 30, 2019 and 2018. With respect to the originated portfolio, an allocation of a portion of the allowance to one segment does not preclude its availability to absorb losses in another segment.

Three months ended	Commercial			Retail
September 30, 2019 (in millions)	Originated	Acquired	Total	Originated	Acquired	Total	Total
Balance at beginning of period	$210.9	$3.7	$214.6	$29.2	$0.2	$29.4	$244.0
Charge-offs	(6.1)	(1.4)	(7.5)	(0.7)	—	(0.7)	(8.2)
Recoveries	1.6	0.3	1.9	0.5	—	0.5	2.4
Net loan charge-offs	(4.5)	(1.1)	(5.6)	(0.2)	—	(0.2)	(5.8)
Provision for loan losses	6.9	0.9	7.8	—	—	—	7.8
Balance at end of period	$213.3	$3.5	$216.8	$29.0	$0.2	$29.2	$246.0

Nine months ended	Commercial			Retail
September 30, 2019 (in millions)	Originated	Acquired	Total	Originated	Acquired	Total	Total
Balance at beginning of period	$205.6	$3.9	$209.5	$30.7	$0.2	$30.9	$240.4
Charge-offs	(13.9)	(6.2)	(20.1)	(2.9)	—	(2.9)	(23.0)
Recoveries	4.2	1.1	5.3	2.3	—	2.3	7.6
Net loan charge-offs	(9.7)	(5.1)	(14.8)	(0.6)	—	(0.6)	(15.4)
Provision for loan losses	17.4	4.7	22.1	(1.1)	—	(1.1)	21.0
Balance at end of period	$213.3	$3.5	$216.8	$29.0	$0.2	$29.2	$246.0

Three months ended	Commercial			Retail
September 30, 2018 (in millions)	Originated	Acquired	Total	Originated	Acquired	Total	Total
Balance at beginning of period	$202.0	$3.8	$205.8	$30.8	$0.2	$31.0	$236.8
Charge-offs	(5.7)	(2.0)	(7.7)	(0.7)	—	(0.7)	(8.4)
Recoveries	0.6	0.4	1.0	0.4	—	0.4	1.4
Net loan charge-offs	(5.1)	(1.6)	(6.7)	(0.3)	—	(0.3)	(7.0)
Provision for loan losses	6.3	1.7	8.0	0.2	—	0.2	8.2
Balance at end of period	$203.2	$3.9	$207.1	$30.7	$0.2	$30.9	$238.0

Nine months ended	Commercial			Retail
September 30, 2018 (in millions)	Originated	Acquired	Total	Originated	Acquired	Total	Total
Balance at beginning of period	$201.1	$3.4	$204.5	$29.7	$0.2	$29.9	$234.4
Charge-offs	(12.9)	(6.3)	(19.2)	(2.6)	—	(2.6)	(21.8)
Recoveries	2.6	1.0	3.6	1.7	—	1.7	5.3
Net loan charge-offs	(10.3)	(5.3)	(15.6)	(0.9)	—	(0.9)	(16.5)
Provision for loan losses	12.4	5.8	18.2	1.9	—	1.9	20.1
Balance at end of period	$203.2	$3.9	$207.1	$30.7	$0.2	$30.9	$238.0

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
The following tables summarize, by loan portfolio segment and impairment methodology, the allowance for loan losses and related portfolio balances:

	Commercial		Retail		Total
As of September 30, 2019 (in millions)	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
Originated loans:
Collectively evaluated for impairment	$22,258.6	$206.0	$9,850.9	$26.9	$32,109.5	$232.9
Individually evaluated for impairment	112.7	7.3	90.6	2.1	203.3	9.4
Acquired loans:
PCI (1)	219.0	2.2	72.2	0.2	291.2	2.4
Purchased performing:
Collectively evaluated for impairment	4,870.5	1.3	1,292.4	—	6,162.9	1.3
Individually evaluated for impairment	7.6	—	6.9	—	14.5	—
Total	$27,468.4	$216.8	$11,313.0	$29.2	$38,781.4	$246.0

	Commercial		Retail		Total
As of December 31, 2018 (in millions)	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
Originated loans:
Collectively evaluated for impairment	$21,900.1	$198.9	$8,535.0	$28.4	$30,435.1	$227.3
Individually evaluated for impairment	128.4	6.7	86.5	2.3	214.9	9.0
Acquired loans:
PCI (1)	300.3	2.2	99.6	0.1	399.9	2.3
Purchased performing:
Collectively evaluated for impairment	2,744.4	1.7	1,439.1	—	4,183.5	1.7
Individually evaluated for impairment	4.5	—	3.5	0.1	8.0	0.1
Total	$25,077.7	$209.5	$10,163.7	$30.9	$35,241.4	$240.4

1.Purchased credit impaired (“PCI”) loans are evaluated for impairment on a pool basis.

The recorded investments, by class of loan, in originated non-performing loans are summarized as follows:

	September 30, 2019	December 31, 2018
(in millions)
Commercial:
Commercial real estate	$25.1	$33.5
Commercial and industrial	37.7	38.0
Equipment financing	41.5	42.0
Total (1)	104.3	113.5
Retail:
Residential mortgage	36.6	38.9
Home equity	14.3	15.3
Other consumer	0.1	—
Total (2)	51.0	54.2
Total	$155.3	$167.7

1.Reported net of government guarantees totaling $1.4 million and $1.9 million at September 30, 2019 and December 31, 2018, respectively. These government guarantees relate, almost entirely, to guarantees provided by the Small Business Administration as well as selected other Federal agencies and represent the carrying value of the loans that are covered by such guarantees, the extent of which (i.e. full or partial) varies by loan. At September 30, 2019, the principal loan classes to which these government guarantees relate are commercial and industrial loans (95%) and commercial real estate loans (5%).
2.Includes $22.1 million and $24.8 million of loans in the process of foreclosure at September 30, 2019 and December 31, 2018, respectively.

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
The preceding table excludes acquired loans that are (i) accounted for as PCI loans and/or (ii) covered by a Federal Deposit Insurance Corporation (“FDIC”) loss-share agreement (“LSA”), which totaled $10.1 million and $44.1 million at September 30, 2019 and December 31, 2018, respectively. Such loans otherwise meet People’s United’s definition of a non-performing loan but are excluded because the loans are included in loan pools that are considered performing and/or credit losses are covered by an FDIC LSA. The discounts arising from recording these loans at fair value were due, in part, to credit quality. Accordingly, such loans are generally accounted for on a pool basis and the accretable yield on the pools is being recognized as interest income over the life of the loans based on expected cash flows at the pool level. In addition, the table excludes purchased performing loans totaling $11.0 million and $6.0 million at September 30, 2019 and December 31, 2018, respectively, all of which became non-performing subsequent to acquisition.
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

All previously accrued but unpaid interest on non-accrual loans is reversed from interest income in the period in which the accrual of interest is discontinued. Interest payments received on non-accrual loans (including impaired loans) are generally applied as a reduction of principal if future collections are doubtful, although such interest payments may be recognized as income. A loan remains on non-accrual status until the factors that indicated doubtful collectability no longer exist or until a loan is determined to be uncollectible and is charged off against the allowance for loan losses. There were no loans past due 90 days or more and still accruing interest at September 30, 2019 or December 31, 2018.
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

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
At September 30, 2019 and December 31, 2018, People’s United’s recorded investment in loans classified as TDRs totaled $180.6 million and $179.4 million, respectively. The related allowance for loan losses was $3.6 million at September 30, 2019 and $4.5 million at December 31, 2018. Interest income recognized on TDRs totaled $1.5 million and $1.2 million for the three months ended September 30, 2019 and 2018, respectively, and $4.3 million and $4.0 million for the nine months ended September 30, 2019 and 2018, respectively. Fundings under commitments to lend additional amounts to borrowers with loans classified as TDRs were immaterial for the three and nine months ended September 30, 2019 and 2018. Loans that were modified and classified as TDRs during the three and nine months ended September 30, 2019 and 2018 principally involve reduced payment and/or payment deferral, extension of term (generally no more than two years for commercial loans and five years for retail loans) and/or a temporary reduction of interest rate (generally less than 200 basis points).

The following tables summarize, by class of loan, the recorded investments in loans modified as TDRs during the three and nine months ended September 30, 2019 and 2018. For purposes of this disclosure, recorded investments represent amounts immediately prior to and subsequent to the restructuring.

	Three Months Ended September 30, 2019
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial:
Commercial real estate (1)	7	$13.1	$13.1
Commercial and industrial (2)	8	4.1	4.1
Equipment financing (3)	10	9.5	9.5
Total	25	26.7	26.7
Retail:
Residential mortgage (4)	15	6.5	6.5
Home equity (5)	15	1.3	1.3
Other consumer	—	—	—
Total	30	7.8	7.8
Total	55	$34.5	$34.5

1.Represents the following concessions: extension of term (5 contracts; recorded investment of $1.7 million); or a combination of concessions (2 contracts; recorded investment of $11.4 million).
2.Represents the following concessions: extension of term (5 contracts; recorded investment of $1.9 million); reduced payment and/or payment deferral (2 contracts; recorded investment of $0.3 million); or a combination of concessions (1 contract; recorded investment of $1.9 million).
3.Represents the following concessions: extension of term (1 contract; recorded investment of $0.4 million); reduced payment and/or payment deferral (5 contracts; recorded investment of $5.1 million); or a combination of concessions (4 contracts; recorded investment of $4.0 million).
4.Represents the following concessions: loans restructured through bankruptcy (4 contracts; recorded investment of $1.6 million); reduced payment and/or payment deferral (9 contracts; recorded investment of $3.7 million); or a combination of concessions (2 contracts; recorded investment of $1.2 million).
5.Represents the following concessions: loans restructured through bankruptcy (6 contracts; recorded investment of $0.4 million); reduced payment and/or payment deferral (5 contracts; recorded investment of $0.6 million); or a combination of concessions (4 contracts; recorded investment of $0.3 million).

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)

	Nine Months Ended September 30, 2019
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial:
Commercial real estate (1)	8	$13.7	$13.7
Commercial and industrial (2)	27	27.5	27.5
Equipment financing (3)	33	22.9	22.9
Total	68	64.1	64.1
Retail:
Residential mortgage (4)	73	22.2	22.2
Home equity (5)	83	7.0	7.0
Other consumer	—	—	—
Total	156	29.2	29.2
Total	224	$93.3	$93.3

1.Represents the following concessions: extension of term (5 contracts; recorded investment of $1.7 million); reduced payment and/or payment deferral (1 contract; recorded investment of $0.6 million); or a combination of concessions (2 contracts; recorded investment of $11.4 million).
2.Represents the following concessions: extension of term (22 contracts; recorded investment of $24.3 million); reduced payment and/or payment deferral (2 contracts; recorded investment of $0.3 million); or a combination of concessions (3 contracts; recorded investment of $2.9 million).
3.Represents the following concessions: extension of term (5 contracts; recorded investment of $1.6 million); reduced payment and/or payment deferral (22 contracts; recorded investment of $16.9 million); or a combination of concessions (6 contracts; recorded investment of $4.4 million).
4.Represents the following concessions: loans restructured through bankruptcy (39 contracts; recorded investment of $8.2 million); reduced payment and/or payment deferral (21 contracts; recorded investment of $8.4 million); or a combination of concessions (13 contracts; recorded investment of $5.6 million).
5.Represents the following concessions: loans restructured through bankruptcy (48 contracts; recorded investment of $2.6 million); reduced payment and/or payment deferral (16 contracts; recorded investment of $2.8 million); or a combination of concessions (19 contracts; recorded investment of $1.6 million).

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)

	Three Months Ended September 30, 2018
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

1.Represents the following concession: extension of term (3 contracts; recorded investment of $20.2 million); or reduced payment and/or payment deferral (1 contract; recorded investment of $0.5 million).
2.Represents the following concessions: extension of term (6 contracts; recorded investment of $3.6 million); reduced payment and/or payment deferral (2 contracts; recorded investment of $6.4 million); or a combination of concessions (2 contracts; recorded investment of $0.3 million).
3.Represents the following concessions: extension of term (2 contracts; recorded investment of $3.3 million); reduced payment and/or payment deferral (2 contracts; recorded investment of $5.9 million); a combination of concessions (1 contract; recorded investment of $1.1 million).
4.Represents the following concessions: loans restructured through bankruptcy (2 contracts; recorded investment of $0.6 million); reduced payment and/or payment deferral (1 contract; recorded investment of $0.7 million); or a combination of concessions (1 contract; recorded investment of $0.1 million).
5.Represents the following concessions: loans restructured through bankruptcy (11 contracts; recorded investment of $1.1 million); reduced payment and/or payment deferral (6 contracts; recorded investment of $1.0 million); or a combination of concessions (2 contracts; recorded investment of $0.1 million).

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

1.Represents the following concessions: extension of term (8 contracts; recorded investment of $23.8 million); or reduced payment and/or payment deferral (1 contract; recorded investment of $0.5 million).
2.Represents the following concessions: extension of term (21 contracts; recorded investment of $30.7 million); reduced payment and/or payment deferral (10 contracts; recorded investment of $23.8 million); or a combination of concessions (3 contracts; recorded investment of $0.7 million).
3.Represents the following concessions: extension of term (2 contracts; recorded investment of $3.3 million): reduced payment and/or payment deferral (8 contracts; recorded investment of $12.9 million); or a combination of concessions (6 contracts; recorded investment of $4.2 million).
4.Represents the following concessions: loans restructured through bankruptcy (5 contracts; recorded investment of $0.9 million); reduced payment and/or payment deferral (6 contracts; recorded investment of $2.4 million); or a combination of concessions (5 contracts; recorded investment of $1.6 million).
5.Represents the following concessions: loans restructured through bankruptcy (37 contracts; recorded investment of $2.8 million); reduced payment and/or payment deferral (10 contracts; recorded investment of $1.3 million); or a combination of concessions (9 contracts; recorded investment of $0.8 million).

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
The following is a summary, by class of loan, of information related to TDRs completed within the previous 12 months that subsequently defaulted during the three and nine months ended September 30, 2019 and 2018. For purposes of this disclosure, the previous 12 months is measured from October 1 of the respective prior year and a default represents a previously-modified loan that became past due 30 days or more during the three or nine months ended September 30, 2019 or 2018.

	Three Months Ended September 30,
	2019		2018
(dollars in millions)	Number of Contracts	Recorded Investment as of Period End	Number of Contracts	Recorded Investment as of Period End
Commercial:
Commercial real estate	1	$0.2	—	$—
Commercial and industrial	—	—	4	5.0
Equipment financing	1	0.3	1	0.2
Total	2	0.5	5	5.2
Retail:
Residential mortgage	2	0.6	5	0.9
Home equity	3	0.1	8	0.6
Other consumer	—	—	—	—
Total	5	0.7	13	1.5
Total	7	$1.2	18	$6.7

	Nine Months Ended September 30,
	2019		2018
(dollars in millions)	Number of Contracts	Recorded Investment as of Period End	Number of Contracts	Recorded Investment as of Period End
Commercial:
Commercial real estate	1	$0.2	2	$0.8
Commercial and industrial	—	—	13	8.5
Equipment financing	8	8.2	7	6.8
Total	9	8.4	22	16.1
Retail:
Residential mortgage	6	2.4	7	1.3
Home equity	9	0.6	9	0.6
Other consumer	—	—	—	—
Total	15	3.0	16	1.9
Total	24	$11.4	38	$18.0

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
People’s United’s impaired loans consist of certain loans that have been placed on non-accrual status, including all TDRs. The following table summarizes, by class of loan, information related to individually-evaluated impaired loans.

	As of September 30, 2019			As of December 31, 2018
(in millions)	Unpaid Principal Balance	Recorded Investment	Related Allowance for Loan Losses	Unpaid Principal Balance	Recorded Investment	Related Allowance for Loan Losses
Without a related allowance for loan losses:
Commercial:
Commercial real estate	$38.9	$35.7	$—	$31.0	$28.1	$—
Commercial and industrial	34.9	29.9	—	45.6	42.0	—
Equipment financing	21.2	19.2	—	20.2	18.0	—
Retail:
Residential mortgage	69.1	61.4	—	66.8	59.3	—
Home equity	26.5	23.2	—	23.8	20.3	—
Other consumer	—	—	—	—	—	—
Total	$190.6	$169.4	$—	$187.4	$167.7	$—
With a related allowance for loan losses:
Commercial:
Commercial real estate	$2.6	$2.3	$0.1	$23.8	$21.8	$1.6
Commercial and industrial	22.4	18.9	5.6	12.6	10.2	2.4
Equipment financing	14.6	14.3	1.6	16.2	12.8	2.7
Retail:
Residential mortgage	11.5	11.5	1.5	8.8	8.8	1.7
Home equity	1.4	1.4	0.6	1.7	1.6	0.7
Other consumer	—	—	—	—	—	—
Total	$52.5	$48.4	$9.4	$63.1	$55.2	$9.1
Total impaired loans:
Commercial:
Commercial real estate	$41.5	$38.0	$0.1	$54.8	$49.9	$1.6
Commercial and industrial	57.3	48.8	5.6	58.2	52.2	2.4
Equipment financing	35.8	33.5	1.6	36.4	30.8	2.7
Total	134.6	120.3	7.3	149.4	132.9	6.7
Retail:
Residential mortgage	80.6	72.9	1.5	75.6	68.1	1.7
Home equity	27.9	24.6	0.6	25.5	21.9	0.7
Other consumer	—	—	—	—	—	—
Total	108.5	97.5	2.1	101.1	90.0	2.4
Total	$243.1	$217.8	$9.4	$250.5	$222.9	$9.1

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
The following tables summarize, by class of loan, the average recorded investment and interest income recognized on impaired loans for the periods indicated. The average recorded investment amounts are based on month-end balances.

	Three Months Ended September 30,
	2019		2018
(in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial:
Commercial real estate	$28.8	$0.4	$36.2	$0.4
Commercial and industrial	47.6	0.3	52.4	0.2
Equipment financing	28.5	0.1	36.0	0.1
Total	104.9	0.8	124.6	0.7
Retail:
Residential mortgage	70.5	0.6	68.6	0.4
Home equity	23.9	0.2	20.7	0.2
Other consumer	—	—	—	—
Total	94.4	0.8	89.3	0.6
Total	$199.3	$1.6	$213.9	$1.3

	Nine Months Ended September 30,
	2019		2018
(in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial:
Commercial real estate	$39.9	$0.8	$40.7	$0.9
Commercial and industrial	44.3	1.4	50.6	1.3
Equipment financing	25.5	0.2	39.8	0.2
Total	109.7	2.4	131.1	2.4
Retail:
Residential mortgage	67.2	1.6	69.5	1.3
Home equity	22.7	0.5	21.0	0.4
Other consumer	—	—	—	—
Total	89.9	2.1	90.5	1.7
Total	$199.6	$4.5	$221.6	$4.1

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
The following tables summarize, by class of loan, aging information for originated loans:

		Past Due
As of September 30, 2019 (in millions)	Current	30-89 Days	90 Days or More	Total	Total Originated
Commercial:
Commercial real estate	$9,695.6	$5.2	$20.6	$25.8	$9,721.4
Commercial and industrial	9,696.4	9.1	14.6	23.7	9,720.1
Equipment financing	4,389.0	84.2	11.3	95.5	4,484.5
Total	23,781.0	98.5	46.5	145.0	23,926.0
Retail:
Residential mortgage	6,614.2	25.2	22.3	47.5	6,661.7
Home equity	1,673.2	6.3	6.2	12.5	1,685.7
Other consumer	39.0	0.2	0.1	0.3	39.3
Total	8,326.4	31.7	28.6	60.3	8,386.7
Total originated loans	$32,107.4	$130.2	$75.1	$205.3	$32,312.7
Included in the “Current” and “30-89 Days” categories above are early non-performing commercial real estate loans, commercial and industrial loans, and equipment financing loans totaling $4.6 million, $24.4 million and $30.2 million, respectively, and $22.4 million of retail loans in the process of foreclosure or bankruptcy. These loans are less than 90 days past due but have been placed on non-accrual status as a result of having been identified as presenting uncertainty with respect to the collectability of interest and principal.

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

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
The following tables summarize, by class of loan, credit quality indicators:

As of September 30, 2019 (in millions)	Commercial Real Estate	Commercial and Industrial	Equipment Financing	Total
Commercial:
Originated loans:
Pass	$9,448.6	$9,178.2	$4,056.4	$22,683.2
Special mention	194.3	270.4	82.5	547.2
Substandard	77.6	271.2	345.6	694.4
Doubtful	0.9	0.3	—	1.2
Total originated loans	9,721.4	9,720.1	4,484.5	23,926.0
Acquired loans:
Pass	2,382.2	764.7	248.6	3,395.5
Special mention	38.1	17.7	—	55.8
Substandard	45.2	43.3	2.5	91.0
Doubtful	—	0.1	—	0.1
Total acquired loans	2,465.5	825.8	251.1	3,542.4
Total	$12,186.9	$10,545.9	$4,735.6	$27,468.4

As of September 30, 2019 (in millions)	Residential Mortgage	Home Equity	Other Consumer	Total
Retail:
Originated loans:
Low risk	$3,362.7	$785.9	$24.0	$4,172.6
Moderate risk	2,763.9	555.6	5.7	3,325.2
High risk	535.1	344.2	9.6	888.9
Total originated loans	6,661.7	1,685.7	39.3	8,386.7
Acquired loans:
Low risk	1,228.9	—	—	1,228.9
Moderate risk	1,166.7	—	—	1,166.7
High risk	251.4	271.2	8.1	530.7
Total acquired loans	2,647.0	271.2	8.1	2,926.3
Total	$9,308.7	$1,956.9	$47.4	$11,313.0

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)

As of December 31, 2018 (in millions)	Commercial Real Estate	Commercial and Industrial	Equipment Financing	Total
Commercial:
Originated loans:
Pass	$9,607.0	$7,855.7	$3,549.3	$21,012.0
Special mention	105.5	196.9	92.1	394.5
Substandard	85.2	239.3	296.3	620.8
Doubtful	0.8	0.4	—	1.2
Total originated loans	9,798.5	8,292.3	3,937.7	22,028.5
Acquired loans:
Pass	1,766.2	719.6	394.0	2,879.8
Special mention	27.3	14.6	4.7	46.6
Substandard	57.6	62.4	2.8	122.8
Doubtful	—	—	—	—
Total acquired loans	1,851.1	796.6	401.5	3,049.2
Total	$11,649.6	$9,088.9	$4,339.2	$25,077.7

As of December 31, 2018 (in millions)	Residential Mortgage	Home Equity	Other Consumer	Total
Retail:
Originated loans:
Low risk	$2,912.8	$834.5	$27.3	$3,774.6
Moderate risk	3,360.9	576.4	5.9	3,943.2
High risk	515.5	378.6	9.6	903.7
Total originated loans	6,789.2	1,789.5	42.8	8,621.5
Acquired loans:
Low risk	506.1	—	—	506.1
Moderate risk	639.6	—	—	639.6
High risk	219.3	173.0	4.2	396.5
Total acquired loans	1,365.0	173.0	4.2	1,542.2
Total	$8,154.2	$1,962.5	$47.0	$10,163.7

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
At the respective acquisition dates, on an aggregate basis, the PCI loan portfolio had contractually required principal and interest payments receivable of $7.76 billion; expected cash flows of $7.19 billion; and a fair value (initial carrying amount) of $5.49 billion. The difference between the contractually required principal and interest payments receivable and the expected cash flows ($572.0 million) represented the initial nonaccretable difference. The difference between the expected cash flows and fair value ($1.70 billion) represented the initial accretable yield. Both the contractually required principal and interest payments receivable and the expected cash flows reflect anticipated prepayments, determined based on historical portfolio experience. At September 30, 2019, the outstanding principal balance and carrying amount of the PCI loan portfolio were $375.1 million and $291.3 million, respectively ($491.6 million and $399.9 million, respectively, at December 31, 2018).

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
The following table summarizes activity in the accretable yield for the PCI loan portfolio:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Balance at beginning of period	$154.3	$190.2	$189.7	$219.7
Accretion	(4.5)	(5.6)	(15.5)	(17.9)
Reclassification from nonaccretable difference for loans with improved cash flows (1)	—	—	—	—
Other changes in expected cash flows (2)	(13.2)	—	(37.6)	(17.2)
Balance at end of period	$136.6	$184.6	$136.6	$184.6

1.Results in increased interest accretion as a prospective yield adjustment over the remaining life of the corresponding pool of loans.
2.Represents changes in cash flows expected to be collected due to factors other than credit (e.g. changes in prepayment assumptions and/or changes in interest rates on variable rate loans), as well as loan sales, modifications and payoffs.

Other Real Estate Owned and Repossessed Assets (included in Other Assets)
Other real estate owned (“REO”) was comprised of residential and commercial properties totaling $12.3 million and $7.7 million, respectively, at September 30, 2019, and $5.5 million and $8.7 million, respectively, at December 31, 2018. Repossessed assets totaled $6.3 million and $3.9 million at September 30, 2019 and December 31, 2018, respectively.

NOTE 5. STOCKHOLDERS' EQUITY
Preferred Stock and Common Stock
People’s United is authorized to issue (i) 50.0 million shares of preferred stock, par value of $0.01 per share, of which 10.0 million shares were outstanding at both September 30, 2019 and December 31, 2018, and (ii) 1.95 billion shares of common stock, par value of $0.01 per share, of which 487.6 million shares and 466.3 million shares were issued at September 30, 2019 and December 31, 2018, respectively.
Treasury Stock
Treasury stock includes (i) common stock repurchased by People’s United, either directly or through agents, in the open market at prices and terms satisfactory to management in connection with stock repurchases authorized by its Board of Directors (86.4 million shares at both September 30, 2019 and December 31, 2018) and (ii) common stock purchased in the open market by a trustee with funds provided by People’s United and originally intended for awards under the People’s United Financial, Inc. 2007 Recognition and Retention Plan (the “RRP”) (2.6 million shares at both September 30, 2019 and December 31, 2018). Following shareholder approval of the People’s United Financial, Inc. 2014 Long-Term Incentive Plan in 2014, no new awards may be granted under the RRP. In June 2019, the Company’s Board of Directors authorized the repurchase of up to 20.0 million shares of People’s United’s common stock. Such shares may be repurchased, either directly or through agents, in the open market at prices and terms satisfactory to management. To date, no shares have been repurchased.
Comprehensive Income
Comprehensive income represents the sum of net income and items of “other comprehensive income or loss,” including (on an after-tax basis): (i) net actuarial gains and losses, prior service credits and costs, and transition assets and obligations related to People’s United’s pension and other postretirement plans; (ii) net unrealized gains and losses on debt securities available-for-sale; (iii) net unrealized gains and losses on debt securities transferred to held-to-maturity; and (iv) net unrealized gains and losses on derivatives accounted for as cash flow hedges. People’s United’s total comprehensive income for the three and nine months ended September 30, 2019 and 2018 is reported in the Consolidated Statements of Comprehensive Income.

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
The following is a summary of the changes in the components of AOCL, which are included in People’s United’s stockholders’ equity on an after-tax basis:

(in millions)	Pension and Other Postretirement Plans	Net Unrealized Gains (Losses) on Debt Securities Available-for-Sale	Net Unrealized Gains (Losses) on Debt Securities Transferred to Held-to-Maturity	Net Unrealized Gains (Losses) on Derivatives Accounted for as Cash Flow Hedges	Total AOCL
Balance at December 31, 2018	$(192.5)	$(47.0)	$(15.3)	$(2.0)	$(256.8)
Other comprehensive income before reclassifications	—	66.2	—	1.6	67.8
Amounts reclassified from AOCL (1)	3.9	—	2.0	0.8	6.7
Current period other comprehensive income	3.9	66.2	2.0	2.4	74.5
Balance at September 30, 2019	$(188.6)	$19.2	$(13.3)	$0.4	$(182.3)

(in millions)	Pension and Other Postretirement Plans	Net Unrealized Gains (Losses) on Debt Securities Available-for-Sale	Net Unrealized Gains (Losses) on Debt Securities Transferred to Held-to-Maturity	Net Unrealized Gains (Losses) on Derivatives Accounted for as Cash Flow Hedges	Total AOCL
Balance at December 31, 2017	$(144.1)	$(21.6)	$(15.1)	$(0.9)	$(181.7)
Other comprehensive income before reclassifications	—	(56.2)	—	(2.4)	(58.6)
Amounts reclassified from AOCL (1)	4.5	(0.1)	2.3	0.1	6.8
Current period other comprehensive income (loss)	4.5	(56.3)	2.3	(2.3)	(51.8)
Transition adjustments related to adoption of new accounting standards (2)	(30.0)	(3.9)	(3.2)	(0.2)	(37.3)
Balance at September 30, 2018	$(169.6)	$(81.8)	$(16.0)	$(3.4)	$(270.8)

1.See the following table for details about these reclassifications.
2.See Notes 3 and 15.

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
The following is a summary of the amounts reclassified from AOCL:

	Amounts Reclassified from AOCL				Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Details about components of AOCL:
Amortization of pension and other postretirement plans items:
Net actuarial loss	$(1.4)	$(2.0)	$(4.1)	$(6.2)	(1)
Prior service credit	—	—	—	0.2	(1)
	(1.4)	(2.0)	(4.1)	(6.0)	Income before income tax expense
	0.4	0.5	0.2	1.5	Income tax expense
	(1.0)	(1.5)	(3.9)	(4.5)	Net income
Reclassification adjustment for net realized gains (losses) on debt securities available-for-sale	—	—	—	0.1	Income before income tax expense (2)
	—	—	—	—	Income tax expense
	—	—	—	0.1	Net income
Amortization of unrealized losses on debt securities transferred to held-to-maturity	(1.1)	(0.9)	(2.7)	(3.0)	Income before income tax expense (3)
	0.3	0.2	0.7	0.7	Income tax expense
	(0.8)	(0.7)	(2.0)	(2.3)	Net income
Amortization of unrealized gains and losses on cash flow hedges:
Interest rate swaps	(0.3)	(0.3)	(1.1)	(0.3)	(4)
Interest rate locks	0.1	0.1	0.1	0.1	(4)
	(0.2)	(0.2)	(1.0)	(0.2)	Income before income tax expense
	—	0.1	0.2	0.1	Income tax expense
	(0.2)	(0.1)	(0.8)	(0.1)	Net income
Total reclassifications for the period	$(2.0)	$(2.3)	$(6.7)	$(6.8)

1.Included in the computation of net periodic benefit income (expense) reflected in other non-interest expense (see Note 8 for additional details).
2.Included in other non-interest income.
3.Included in interest and dividend income - securities.
4.Included in interest expense - notes and debentures.

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)

NOTE 6. EARNINGS PER COMMON SHARE
The following is an analysis of People’s United’s basic and diluted earnings per common share (“EPS”), reflecting the application of the two-class method, as described below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per common share data)	2019	2018	2019	2018
Net income available to common shareholders	$131.6	$113.5	$372.5	$324.6
Dividends paid on and undistributed earnings allocated to participating securities	(0.1)	—	(0.2)	(0.2)
Earnings attributable to common shareholders	$131.5	$113.5	$372.3	$324.4
Weighted average common shares outstanding for basic EPS	391.7	341.4	384.6	340.6
Effect of dilutive equity-based awards	2.8	3.6	3.2	3.9
Weighted average common shares and common-equivalent shares for diluted EPS	394.5	345.0	387.8	344.5
EPS:
Basic	$0.34	$0.33	$0.97	$0.95
Diluted	0.33	0.33	0.96	0.94
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
All unallocated Employee Stock Ownership Plan (“ESOP”) common shares and all common shares accounted for as treasury shares have been excluded from the calculation of basic and diluted EPS. Anti-dilutive equity-based awards totaling 7.2 million shares and 7.1 million shares for the three and nine months ended September 30, 2019, respectively, and 6.8 million shares for both the three and nine months ended September 30, 2018, have also been excluded from the calculation of diluted EPS.

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)

NOTE 7. GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS
Changes in the carrying amounts of People’s United’s goodwill are summarized as follows for the nine months ended September 30, 2019 and 2018, respectively.

	Operating Segment
(in millions)	Commercial Banking	Retail Banking	Wealth Management	Total
Balance at December 31, 2018	$1,759.4	$835.3	$91.0	$2,685.7
Acquisition of:
VAR	37.5	—	—	37.5
BSB Bancorp	49.3	95.6	—	144.9
Balance at September 30, 2019	$1,846.2	$930.9	$91.0	$2,868.1

	Operating Segment
(in millions)	Commercial Banking	Retail Banking	Wealth Management	Total
Balance at December 31, 2017	$1,600.3	$720.1	$91.0	$2,411.4
Acquisition of Vend Lease Company	23.8	—	—	23.8
Balance at September 30, 2018	$1,624.1	$720.1	$91.0	$2,435.2
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
All of People’s United’s tax deductible goodwill was created in transactions in which the Company purchased the assets of the target (as opposed to purchasing the issued and outstanding stock of the target). At September 30, 2019 and December 31, 2018, tax deductible goodwill totaled $137.2 million and $71.0 million, respectively.
People’s United’s other acquisition-related intangible assets totaled $196.8 million and $180.0 million at September 30, 2019 and December 31, 2018, respectively. At September 30, 2019, the carrying amounts of other acquisition-related intangible assets were as follows: core deposit intangible ($91.8 million); trade name intangible ($54.1 million); client relationships intangible ($18.4 million); trust relationships intangible ($9.3 million); insurance relationships intangible ($4.0 million); favorable lease agreements ($2.4 million); non-compete agreements ($0.3 million); and mutual fund management contracts, which are not amortized ($16.5 million).
Amortization expense of other acquisition-related intangible assets totaled $8.0 million and $4.9 million for the three months ended September 30, 2019 and 2018, respectively, and $22.7 million and $14.9 million for the nine months ended September 30, 2019 and 2018, respectively. Scheduled amortization expense attributable to other acquisition-related intangible assets for the full-year of 2019 and each of the next five years is as follows: $30.6 million in 2019; $29.7 million in 2020; $27.0 million in 2021; $24.6 million in 2022; $18.7 million in 2023; and $17.0 million in 2024. There were no impairment losses relating to goodwill or other acquisition-related intangible assets recorded in the Consolidated Statements of Income during the nine months ended September 30, 2019 and 2018.

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

	Pension Plans		Other Postretirement Plan
Three months ended September 30 (in millions)	2019	2018	2019	2018
Net periodic benefit (income) expense:
Interest cost	$5.7	$4.9	$0.2	$0.2
Expected return on plan assets	(11.4)	(10.9)	—	—
Recognized net actuarial loss	1.3	2.0	0.1	—
Recognized prior service credit	—	—	—	—
Settlements	0.4	(0.5)	—	—
Net periodic benefit (income) expense (1)	$(4.0)	$(4.5)	$0.3	$0.2

	Pension Plans		Other Postretirement Plans
Nine months ended September 30 (in millions)	2019	2018	2019	2018
Net periodic benefit (income) expense:
Interest cost	$17.1	$14.6	$0.7	$0.6
Expected return on plan assets	(34.3)	(32.7)	—	—
Recognized net actuarial loss	4.0	6.0	0.1	0.2
Recognized prior service credit	—	(0.2)	—	—
Settlements	1.3	0.4	—	—
Net periodic benefit (income) expense	(11.9)	(11.9)	0.8	0.8
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial loss	(4.0)	(6.0)	(0.1)	(0.2)
Prior service credit	—	0.2	—	—
Total pre-tax changes recognized in other comprehensive income (loss)	(4.0)	(5.8)	(0.1)	(0.2)
Total recognized in net periodic benefit (income) expense and other comprehensive income (loss)	$(15.9)	$(17.7)	$0.7	$0.6
 Employee Stock Ownership Plan
In April 2007, People’s United established an ESOP. At that time, People’s United loaned the ESOP $216.8 million to purchase 10,453,575 shares of People’s United common stock in the open market. In order for the ESOP to repay the loan, People’s United expects to make annual cash contributions of approximately $18.8 million until 2036. Such cash contributions may be reduced by the cash dividends paid on unallocated ESOP shares, which, for the nine months ended September 30, 2019, totaled $3.3 million. At September 30, 2019, the loan balance totaled $176.5 million.
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

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
Shares of People’s United common stock are held by the ESOP and allocated to eligible participants annually based upon a percentage of each participant’s eligible compensation. Since the ESOP was established, a total of 4,442,769 shares of People’s United common stock have been allocated or committed to be released to participants’ accounts. At September 30, 2019, 6,010,806 shares of People’s United common stock, with a fair value of $94.0 million at that date, have not been allocated or committed to be released.
Compensation expense related to the ESOP is recognized at an amount equal to the number of common shares committed to be released by the ESOP for allocation to participants’ accounts multiplied by the average fair value of People’s United’s common stock during the reporting period. The difference between the fair value of the shares of People’s United’s common stock committed to be released and the cost of those common shares is recorded as a credit to additional paid-in capital (if fair value exceeds cost) or, to the extent that no such credits remain in additional paid-in capital, as a charge to retained earnings (if fair value is less than cost). Expense recognized for the ESOP totaled $4.2 million and $4.8 million for the nine months ended September 30, 2019 and 2018, respectively.

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

NOTE 10. SEGMENT INFORMATION
See “Segment Results” included in Item 2 for segment information for the three and nine months ended September 30, 2019 and 2018.

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
The Company’s available-for-sale debt securities are primarily comprised of GSE mortgage-backed securities. The fair value of these securities is based on prices obtained from the independent pricing service. The pricing service uses various techniques to determine pricing for the Company’s mortgage-backed securities, including option pricing and discounted cash flow analysis. The inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, reference data, monthly payment information and collateral performance. At both September 30, 2019 and December 31, 2018, the entire available-for-sale mortgage-backed securities portfolio was comprised of 10- and 15-year GSE securities. An active market exists for securities that are similar to the Company’s GSE mortgage-backed securities, making observable inputs readily available.
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

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
The following tables summarize People’s United’s financial instruments that are measured at fair value on a recurring basis:

	Fair Value Measurements Using
As of September 30, 2019 (in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Trading debt securities:
U.S. Treasury	$9.3	$—	$—	$9.3
Debt securities available-for-sale:
U.S. Treasury and agency	688.1	—	—	688.1
GSE mortgage-backed securities	—	2,290.6	—	2,290.6
Equity securities	7.8	—	—	7.8
Other assets:
Exchange-traded funds	45.3	—	—	45.3
Mutual funds	3.8	—	—	3.8
Interest rate swaps	—	421.1	—	421.1
Interest rate caps	—	2.1	—	2.1
Foreign exchange contracts	—	1.4	—	1.4
Forward commitments to sell residential mortgage loans	—	0.4	—	0.4
Total	$754.3	$2,715.6	$—	$3,469.9
Financial liabilities:
Interest rate swaps	$—	$74.3	$—	$74.3
Interest rate caps	—	2.1	—	2.1
Risk participation agreements	—	0.2	—	0.2
Foreign exchange contracts	—	1.3	—	1.3
Interest rate-lock commitments on residential mortgage loans	—	0.5	—	0.5
Total	$—	$78.4	$—	$78.4

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)

	Fair Value Measurements Using
As of December 31, 2018 (in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Trading debt securities:
U.S. Treasury	$8.4	$—	$—	$8.4
Debt securities available-for-sale:
U.S. Treasury and agency	678.0	—	—	678.0
GSE mortgage-backed securities	—	2,443.0	—	2,443.0
Equity securities	8.1	—	—	8.1
Other assets:
Exchange-traded funds	35.5	—	—	35.5
Mutual funds	20.6	—	—	20.6
Fixed income securities	—	0.3	—	0.3
Interest rate swaps	—	98.9	—	98.9
Interest rate caps	—	3.1	—	3.1
Foreign exchange contracts	—	0.9	—	0.9
Forward commitments to sell residential mortgage loans	—	0.1	—	0.1
Total	$750.6	$2,546.3	$—	$3,296.9
Financial liabilities:
Interest rate swaps	$—	$135.0	$—	$135.0
Interest rate caps	—	3.1	—	3.1
Risk participation agreements (1)	—	—	—	—
Foreign exchange contracts	—	0.8	—	0.8
Interest rate-lock commitments on residential mortgage loans	—	0.1	—	0.1
Total	$—	$139.0	$—	$139.0

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

The following tables summarize People’s United’s assets that are measured at fair value on a non-recurring basis:

	Fair Value Measurements Using
As of September 30, 2019 (in millions)	Level 1	Level 2	Level 3	Total
Loans held-for-sale (1)	$—	$24.8	$—	$24.8
Impaired loans (2)	—	—	48.4	48.4
REO and repossessed assets (3)	—	—	26.3	26.3
Total	$—	$24.8	$74.7	$99.5

	Fair Value Measurements Using
As of December 31, 2018 (in millions)	Level 1	Level 2	Level 3	Total
Loans held-for-sale (1)	$—	$19.5	$—	$19.5
Impaired loans (2)	—	—	55.2	55.2
REO and repossessed assets (3)	—	—	18.1	18.1
Total	$—	$19.5	$73.3	$92.8

1.Consists of residential mortgage loans; no fair value adjustments were recorded for the nine months ended September 30, 2019 and 2018.
2.Represents the recorded investment in originated impaired loans with a related allowance for loan losses measured in accordance with applicable accounting guidance. The total consists of $35.5 million of Commercial loans and $12.9 million of Retail loans at September 30, 2019. The provision for loan losses on impaired loans totaled $5.3 million and $7.7 million for the nine months ended September 30, 2019 and 2018, respectively.
3.Represents: (i) $12.3 million of residential REO; (ii) $7.7 million of commercial REO; and (iii) $6.3 million of repossessed assets at September 30, 2019. Charge-offs to the allowance for loan losses related to loans that were transferred to REO or repossessed assets totaled $2.1 million and $1.0 million for the nine months ended September 30, 2019 and 2018, respectively. Write downs and net (gains) loss on sale of foreclosed/repossessed assets charged to non-interest expense totaled $(0.3) million and $0.1 million for the same periods.

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

	Carrying Amount	Estimated Fair Value Measurements Using
As of September 30, 2019 (in millions)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$635.2	$635.2	$—	$—	$635.2
Short-term investments	157.8	—	157.8	—	157.8
Debt securities held-to-maturity	3,805.4	—	3,970.0	1.5	3,971.5
FHLB and FRB stock	334.0	—	334.0	—	334.0
Total loans, net (1)	38,487.0	—	9,064.9	29,474.3	38,539.2
Financial liabilities:
Time deposits	8,100.4	—	8,120.9	—	8,120.9
Other deposits	30,473.1	—	30,473.1	—	30,473.1
FHLB advances	2,948.5	—	2,948.8	—	2,948.8
Federal funds purchased	1,365.0	—	1,365.0	—	1,365.0
Customer repurchase agreements	315.6	—	315.6	—	315.6
Notes and debentures	915.7	—	936.8	—	936.8

1.Excludes impaired loans totaling $48.4 million measured at fair value on a non-recurring basis.

	Carrying Amount	Estimated Fair Value Measurements Using
As of December 31, 2018 (in millions)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$665.7	$665.7	$—	$—	$665.7
Short-term investments	266.3	—	266.3	—	266.3
Debt securities held-to-maturity	3,792.3	—	3,774.4	1.5	3,775.9
FHLB and FRB stock	303.4	—	303.4	—	303.4
Total loans, net (1)	34,945.8	—	7,806.1	26,800.2	34,606.3
Financial liabilities:
Time deposits	6,916.2	—	6,884.0	—	6,884.0
Other deposits	29,242.8	—	29,242.8	—	29,242.8
FHLB advances	2,404.5	—	2,404.5	—	2,404.5
Federal funds purchased	845.0	—	845.0	—	845.0
Customer repurchase agreements	332.9	—	332.9	—	332.9
Other borrowings	11.0	—	11.0	—	11.0
Notes and debentures	895.8	—	893.4	—	893.4

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
Certain of People’s United’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of master netting arrangements and posted collateral). The aggregate fair value of derivative instruments with such credit-related contingent features that were in a net liability position at September 30, 2019 was $1.4 million, for which People’s United had posted collateral of $0.8 million in the normal course of business. If the Company’s senior unsecured debt rating had fallen below investment grade as of that date, $0.6 million in additional collateral would have been required.
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

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
The table below provides a summary of the notional amounts and fair values (presented on a gross basis) of derivatives outstanding:

				Fair Values (1)
		Notional Amounts		Assets		Liabilities
(in millions)	Type of Hedge	Sept. 30, 2019	Dec 31, 2018	Sept. 30, 2019	Dec 31, 2018	Sept. 30, 2019	Dec 31, 2018
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$7,592.8	$7,455.9	$416.2	$76.3	$0.7	$102.6
Institutional counterparties	N/A	7,599.6	7,161.3	4.9	22.6	73.6	32.4
Interest rate caps:
Commercial customers	N/A	264.2	329.1	2.1	0.6	—	2.5
Institutional counterparties	N/A	264.2	329.1	—	2.5	2.1	0.6
Risk participation agreements (2)	N/A	786.6	576.5	—	—	0.2	—
Foreign exchange contracts	N/A	74.8	145.2	1.4	0.9	1.3	0.8
Forward commitments to sell residential mortgage loans	N/A	34.8	9.5	0.4	0.1	—	—
Interest rate-lock commitments on residential mortgage loans	N/A	54.9	13.6	—	—	0.5	0.1
Total				425.0	103.0	78.4	139.0
Derivatives Designated as Hedging Instruments:
Interest rate swaps:
Subordinated notes	Fair value	375.0	375.0	—	—	—	—
Loans	Cash flow	210.0	210.0	—	—	—	—
Total				—	—	—	—
Total fair value of derivatives				$425.0	$103.0	$78.4	$139.0

1.Assets are recorded in other assets and liabilities are recorded in other liabilities.
2.Fair value totaled less than $0.1 million at December 31, 2018.

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
The following table summarizes the impact of People’s United’s derivatives on pre-tax income and AOCL:

	Type of Hedge	Amount of Pre-Tax Gain (Loss) Recognized in Earnings (1)		Amount of Pre-Tax Gain (Loss) Recognized in AOCL
Nine months ended September 30 (in millions)		2019	2018	2019	2018
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$466.8	$(177.1)	$—	$—
Institutional counterparties	N/A	(451.3)	184.5	—	—
Interest rate caps:
Commercial customers	N/A	2.0	(0.7)	—	—
Institutional counterparties	N/A	(2.0)	0.8	—	—
Foreign exchange contracts	N/A	0.5	0.6	—	—
Risk participation agreements	N/A	0.1	0.2	—	—
Forward commitments to sell residential mortgage loans	N/A	0.3	—	—	—
Interest rate-lock commitments on residential mortgage loans	N/A	(0.3)	—	—	—
Total		16.1	8.3	—	—
Derivatives Designated as Hedging Instruments:
Interest rate swaps	Fair value	(0.2)	(1.8)	—	—
Interest rate swaps	Cash flow	(1.1)	(0.3)	2.1	(3.1)
Interest rate locks	Cash flow	0.1	0.1	—	—
Total		(1.2)	(2.0)	2.1	(3.1)
Total		$14.9	$6.3	$2.1	$(3.1)

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
The Chicago Mercantile Exchange (“CME”) legally characterizes variation margin payments for over-the-counter derivatives that clear as settlements rather than collateral. Accordingly, the Company’s accounting policies classify, for accounting and presentation purposes, variation margin payments deemed to be legal settlements as a single unit of account with the related derivative(s). At both September 30, 2019 and December 31, 2018, this presentation impacted one of the Company’s institutional counterparties. As such, People’s United has, subject to the corresponding enforceable master netting arrangement, netted the institutional counterparty’s CME derivative position and offset the counterparty’s variation margin payments in the Consolidated Statement of Condition as of both dates.
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

	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Gross Amounts Not Offset
				Financial Instruments		Net Amount
As of September 30, 2019 (in millions)					Collateral
Financial assets:
Interest rate swaps:
Counterparty A	$—	$—	$—	$—	$—	$—
Counterparty B	0.1	—	0.1	(0.1)	—	—
Counterparty C	0.1	—	0.1	(0.1)	—	—
Counterparty D	—	—	—	—	—	—
Counterparty E	4.5	—	4.5	—	—	4.5
Other counterparties	0.2	—	0.2	(0.2)	—	—
Foreign exchange contracts	1.4	—	1.4	—	—	1.4
Total	$6.3	$—	$6.3	$(0.4)	$—	$5.9
Financial liabilities:
Interest rate swaps:
Counterparty A	$3.2	$—	$3.2	$—	$(3.2)	$—
Counterparty B	7.1	—	7.1	(0.1)	(7.0)	—
Counterparty C	23.8	—	23.8	(0.1)	(23.7)	—
Counterparty D	7.6	—	7.6	—	(7.6)	—
Counterparty E	—	—	—	—	—	—
Other counterparties	34.0	—	34.0	(0.2)	(33.2)	0.6
Foreign exchange contracts	1.3	—	1.3	—	—	1.3
Total	$77.0	$—	$77.0	$(0.4)	$(74.7)	$1.9

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)

	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Gross Amounts Not Offset
				Financial Instruments		Net Amount
As of December 31, 2018 (in millions)					Collateral
Financial assets:
Interest rate swaps:
Counterparty A	$3.1	$—	$3.1	$(1.4)	$(1.7)	$—
Counterparty B	2.5	—	2.5	(2.5)	—	—
Counterparty C	4.8	—	4.8	(3.7)	(1.1)	—
Counterparty D	3.6	—	3.6	(2.7)	(0.1)	0.8
Counterparty E	—	—	—	—	—	—
Other counterparties	11.1	—	11.1	(5.4)	(5.7)	—
Foreign exchange contracts	0.9	—	0.9	—	—	0.9
Total	$26.0	$—	$26.0	$(15.7)	$(8.6)	$1.7
Financial liabilities:
Interest rate swaps:
Counterparty A	$1.4	$—	$1.4	$(1.4)	$—	$—
Counterparty B	3.8	—	3.8	(2.5)	(1.2)	0.1
Counterparty C	3.7	—	3.7	(3.7)	—	—
Counterparty D	2.7	—	2.7	(2.7)	—	—
Counterparty E	16.0	—	16.0	—	—	16.0
Other counterparties	5.4	—	5.4	(5.4)	—	—
Foreign exchange contracts	0.8	—	0.8	—	—	0.8
Total	$33.8	$—	$33.8	$(15.7)	$(1.2)	$16.9
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
The following tables show the extent to which assets and liabilities exchanged under resale and repurchase agreements have been offset in the Consolidated Statements of Condition. These agreements: (i) are entered into simultaneously with the same financial institution counterparty; (ii) have the same principal amounts and inception/maturity dates; and (iii) are subject to a master netting arrangement that contains a conditional right of offset upon default. At September 30, 2019 and December 31, 2018, the Company posted as collateral marketable securities with fair values of $462.6 million and $461.3 million, respectively, and, in turn, accepted as collateral marketable securities with fair values of $458.2 million and $457.2 million, respectively.

As of September 30, 2019 (in millions)	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented
Total resale agreements	$450.0	$(450.0)	$—
Total repurchase agreements	$450.0	$(450.0)	$—

As of December 31, 2018 (in millions)	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented
Total resale agreements	$450.0	$(450.0)	$—
Total repurchase agreements	$450.0	$(450.0)	$—

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
The composition of the Company’s total net investment in lease financing receivables included within equipment financing loans in the Consolidated Statements of Condition was as follows:

(in millions)	September 30, 2019
Lease payments receivable	$1,380.0
Estimated residual value of leased assets	128.4
Gross investment in lease financing receivables	1,508.4
Plus: Deferred origination costs	13.5
Less: Unearned income	(154.4)
Total net investment in lease financing receivables	$1,367.5
The contractual maturities of the Company's lease financing receivables were as follows:

(in millions)	September 30, 2019
2019 (1)	$229.7
2020	454.8
2021	357.7
2022	245.2
2023	137.0
Later years	84.0
Total	$1,508.4
1.Contractual maturities for the three months remaining in 2019.
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
For the three months ended September 30, 2019, total lease income was $30.2 million, which consisted of $17.2 million from lease financing receivables and $13.0 million from operating leases. For the nine months ended September 30, 2019, total lease income was $87.6 million, which consisted of $49.2 million from lease financing receivables and $38.4 million from operating leases.

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
The following tables provide the components of lease cost and supplemental information:

	Three Months Ended	Nine Months Ended
(in millions)	September 30, 2019	September 30, 2019
Operating lease cost	$15.0	$45.4
Variable lease cost	2.0	6.4
Sublease income	(0.3)	(1.0)
Net lease cost	$16.7	$50.8

(dollars in millions)	As of and for Nine Months Ended September 30, 2019
Lease ROU assets	$235.6
Lease liabilities	260.5

Cash payments included in the measurement of lease liabilities reported in operating cash flows	45.8
ROU assets obtained in exchange for lessee operating lease liabilities (1)	30.3
Weighted average discount rate	3.28%
Weighted average remaining lease term (in years)	7.0
1.Amount excludes related transition adjustment (see Note 15).

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
The contractual maturities of the Company's lease liabilities were as follows:

(in millions)	September 30, 2019
2019 (1)	$15.1
2020	59.1
2021	56.7
2022	39.5
2023	28.3
Later years	102.8
Total lease payments	301.5
Less: Interest	(41.0)
Total lease liabilities	$260.5
1.Contractual maturities for the three months remaining in 2019.
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
The guidance was adopted on January 1, 2019 and resulted in the recognition of (i) operating lease liabilities totaling $268.8 million, based on the present value of the remaining minimum lease payments, determined using a discount rate as of the effective date and (ii) corresponding ROU assets totaling $248.5 million, based upon the operating lease liabilities, adjusted for prepaid and deferred rent, and liabilities associated with lease termination costs. This transition adjustment served to increase risk-weighted assets, resulting in an approximate 5-10 basis point decrease in the risk-based capital ratios of both the Company and the Bank at that time. While the adoption of the guidance did not have a material impact on the Company’s Consolidated Statements of Income or Consolidated Statements of Cash Flows, the Company has, where appropriate, modified its business processes, systems and internal controls in order to support the recognition, measurement and disclosure requirements of the new standard. Expanded disclosures about the nature and terms of lease agreements, which are required prospectively, have been included in Note 14.
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
Standards effective in 2020
Financial Instruments – Credit Losses
In June 2016, the FASB amended its standards with respect to certain aspects of measurement, recognition and disclosure of credit losses on loans and other financial instruments carried at amortized cost, as well as available-for-sale debt securities and purchased financial assets with credit deterioration (“PCD assets”). The amendment is to be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). For certain assets (such as debt securities for which other-than-temporary impairment has been recognized before the effective date and PCD assets), a prospective transition approach is required. For existing PCI assets, upon adoption, the amortized cost basis will be adjusted to reflect the addition of the allowance for credit losses (“ACL”). This transition relief avoids the need for a reporting entity to reassess its purchased financial assets that exist as of the date of adoption in order to determine whether they would have met, at acquisition, the new criteria of ‘more-than insignificant’ credit deterioration since origination. The transition relief also allows an entity to accrete the remaining noncredit discount (based on the revised amortized cost basis) into interest income over the life of the related asset using the interest method.
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
To assist in implementing the standard, the Company has formed a cross-functional working group, comprised of individuals from various disciplines, including credit, risk management, information technology and finance. The implementation activities of the working group are subject to the Company’s established corporate governance and oversight structure. To date, the working group has: (i) purchased and installed a third-party vendor solution to aid in application of the standard; (ii) established the Company’s portfolio segmentation; (iii) fulfilled historical data requirements necessary to comply with the standard; and (iv) developed and tested loss estimation models leveraged from existing credit models used to comply with other regulatory requirements. Currently, the working group continues to monitor emerging interpretative guidance issued by standard setters while also finalizing and documenting the relevant processes, systems, internal controls and data sources necessary to support the requirements of the new standard, including related disclosures. For the remainder of 2019, the Company plans to further test, refine and validate its loss estimation framework during continued parallel runs that involve a comprehensive assessment of: (i) model functionality; (ii) internal control design and effectiveness; and (iii) related governance activities.
Under the standard, the ACL will be determined based on the Company’s historical loss experience, current borrower-specific risk characteristics, forecasts of future economic conditions and other relevant factors. The Company anticipates utilizing a two-year reasonable and supportable forecast period followed by a one-year period over which estimated losses revert to historical loss experience for the remaining life of the loan.

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
As a result of the required change to determining estimated credit losses from the current “incurred loss” model to a “life of loan” model, the Company expects the new guidance will result in an increase in the allowance for loan losses, particularly for longer duration portfolios. At this time, based upon forecasted economic conditions and portfolio balances existing as of September 30, 2019, adoption of the standard could result in an overall increase of 15%-25%, or approximately $40-$60 million (pre-tax), as compared to the Company’s current aggregate allowance levels. The increase is driven, primarily, by higher reserve requirements associated with the Company’s retail portfolios (i.e. residential mortgage and home equity) due to the difference between the loss emergence periods currently used for these portfolios under the incurred loss model and the expected remaining life of such loans as required by the standard, partially offset by lower reserve requirements associated with certain of the Company’s commercial portfolios which generally have shorter contractual maturities.
While the Company also expects the new guidance may result in an allowance for held-to-maturity debt securities measured at amortized cost, it is not expected that such allowance will be material as the portfolio consists primarily of agency-backed securities and highly-rated municipal and corporate bonds, all of which inherently have minimal non-payment risk.
The Company’s credit loss models remain subject to further development and refinement. Accordingly, the extent of the Company’s estimate of expected credit losses will be dependent upon portfolio size, composition and credit quality at the adoption date, as well as economic conditions and forecasts at that time. Further, in light of the November 1, 2019 merger with United Financial Bancorp, Inc. (“United Financial”) (see Note 16), the Company has not yet evaluated the impact of the merger on its implementation effort to ensure that its consolidated estimate of impact gives appropriate consideration to the acquired entity.
In December 2018, the Federal banking agencies issued a final rule with respect to how the impact of the amended standard is to be treated for regulatory capital purposes. That rule serves to revise the regulatory capital rules to, among other things, provide banks an option to phase-in, over three years, the day-one regulatory capital effects of the standard. Based upon the September 30, 2019 estimated impact noted above, capital ratios for both the Bank and the Holding Company could decrease by 10-15 basis points.
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

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
Standards effective in 2021
Disclosure Requirements – Defined Benefit Plans
In August 2018, the FASB issued targeted amendments that serve to make minor changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefit plans. More specifically, the amendments (i) remove disclosures that are no longer considered cost beneficial; (ii) clarify the specific requirements of selected disclosures; and (iii) add disclosure requirements identified as relevant. These amendments are effective for fiscal years ending after December 15, 2020 (January 1, 2021 for People’s United) and early adoption is permitted. The provisions set forth in this guidance, which the Company elected to early adopt in 2018, have been reflected in Note 8 (as applicable) and did not have a significant impact on the Company’s Consolidated Financial Statements.

NOTE 16. SUBSEQUENT EVENTS
Sale of Branches
On October 25, 2019, the Bank completed the sale of eight branches located in central Maine, including approximately: (i) $104 million in loans; (ii) $262 million in deposits; and (iii) $240 million of assets under management. The sale is expected to result in a gain, net of expenses, of approximately $9 to $10 million.
Completed Acquisition
Effective November 1, 2019, People’s United completed its acquisition of United Financial based in Hartford, Connecticut. Accordingly, People’s United’s consolidated financial statements as of and for the periods ended September 30, 2019 do not include amounts for United Financial. At September 30, 2019, United Financial reported total loans of $5.7 billion and total deposits of $5.7 billion, and operated 59 branch locations concentrated in central Connecticut and western Massachusetts.
The fair value of the consideration transferred in the United Financial acquisition totaled $723.6 million and consisted of 44.7 million shares of People’s United common stock. Merger-related expenses totaling $1.0 million relating to this transaction were recorded in the nine months ended September 30, 2019.

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

Completed Acquisitions

United Financial Bancorp, Inc.
Effective November 1, 2019, People’s United completed its acquisition of United Financial Bancorp, Inc. (“United Financial”) based in Hartford, Connecticut. Accordingly, People’s United’s consolidated financial statements as of and for the periods ended September 30, 2019 do not include amounts for United Financial. At September 30, 2019, United Financial reported total loans of $5.7 billion and total deposits of $5.7 billion, and operated 59 branch locations concentrated in central Connecticut and western Massachusetts.
The fair value of the consideration transferred in the United Financial acquisition totaled $723.6 million and consisted of 44.7 million shares of People’s United common stock. Merger-related expenses totaling $1.0 million relating to this transaction were recorded during the nine months ended September 30, 2019.

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

People's United's results of operations for the three and nine months ended September 30, 2019 include the results of BSB Bancorp and VAR beginning with the respective effective dates. Merger-related expenses totaling $9.2 million relating to these acquisitions were recorded during the nine months ended September 30, 2019. See Note 2 to the Consolidated Financial Statements for a further discussion on these acquisitions.

Sale of Branches
On October 25, 2019, the Bank completed the sale of eight branches located in central Maine, including approximately: (i) $104 million in loans; (ii) $262 million in deposits; and (iii) $240 million of assets under management. The sale is expected to result in a gain, net of expenses, of approximately $9 to $10 million.

Selected Consolidated Financial Information

	Three Months Ended			Nine Months Ended
(dollars in millions, except per common share data)	Sept. 30, 2019	June 30, 2019	Sept. 30, 2018	Sept. 30, 2019	Sept. 30, 2018
Earnings Data:
Net interest income (fully taxable equivalent)	$356.0	$355.4	$313.0	$1,051.4	$922.9
Net interest income	348.7	348.1	306.4	1,029.6	903.4
Provision for loan losses	7.8	7.6	8.2	21.0	20.1
Non-interest income	106.0	106.3	92.3	306.9	277.6
Non-interest expense (1)	281.4	278.4	241.3	837.0	733.4
Income before income tax expense	165.5	168.4	149.2	478.5	427.5
Net income	135.1	133.2	117.0	383.0	335.1
Net income available to common shareholders (1)	131.6	129.7	113.5	372.5	324.6

Selected Statistical Data:
Net interest margin (2)	3.12%	3.12%	3.15%	3.14%	3.10%
Return on average assets (1),(2)	1.05	1.04	1.06	1.02	1.01
Return on average common equity (2)	7.7	7.7	8.0	7.5	7.7
Return on average tangible common equity (1),(2)	14.0	14.1	14.5	13.7	14.1
Efficiency ratio (1)	56.8	55.8	56.7	56.6	58.2

Common Share Data:
Earnings per common share:
Basic	$0.34	$0.33	$0.33	$0.97	$0.95
Diluted (1)	0.33	0.33	0.33	0.96	0.94
Dividends paid per common share	0.1775	0.1775	0.1750	0.5300	0.5225
Common dividend payout ratio (1)	53.1%	53.8%	52.9%	55.0%	55.1%
Book value per common share (end of period)	$17.54	$17.34	$16.69	$17.54	$16.69
Tangible book value per common share (end of period) (1)	9.74	9.51	9.19	9.74	9.19
Stock price:
High	17.10	17.66	19.00	18.03	20.26
Low	13.81	15.24	16.95	13.81	16.95
Close (end of period)	15.64	16.78	17.12	15.64	17.12

1.See Non-GAAP Financial Measures and Reconciliation to GAAP.
2.Annualized.

	As of and for the Three Months Ended
(dollars in millions)	Sept. 30, 2019	June 30, 2019	Mar. 31, 2019	Dec. 31, 2018	Sept. 30, 2018
Financial Condition Data:
Total assets	$52,072	$51,622	$48,092	$47,877	$44,133
Loans	38,781	38,557	35,515	35,241	32,199
Securities	7,135	7,086	7,176	7,233	7,385
Short-term investments	158	275	106	266	128
Allowance for loan losses	246	244	241	240	238
Goodwill and other acquisition-related intangible assets	3,065	3,073	2,897	2,866	2,569
Deposits	38,574	39,467	36,901	36,159	33,210
Borrowings	4,629	3,400	2,860	3,593	3,392
Notes and debentures	916	912	902	896	886
Stockholders’ equity	7,131	7,046	6,621	6,534	5,959
Total risk-weighted assets:
People’s United	39,794	39,026	36,466	35,910	33,181
People’s United Bank, National Association	39,742	38,976	36,447	35,875	33,132
Non-performing assets (1)	182	179	167	186	173
Net loan charge-offs	5.8	4.5	5.1	7.5	7.0
Average Balances:
Loans	$38,317	$38,229	$35,046	$35,016	$32,166
Securities (2)	7,041	7,147	7,311	7,479	7,404
Short-term investments	219	214	203	292	193
Total earning assets	45,577	45,591	42,560	42,786	39,763
Total assets	51,524	51,088	47,800	47,721	44,245
Deposits	38,657	39,211	36,450	35,959	33,058
Borrowings	3,855	3,146	2,937	3,456	3,539
Notes and debentures	914	904	896	886	888
Total funding liabilities	43,427	43,261	40,284	40,302	37,485
Stockholders’ equity	7,079	6,978	6,562	6,515	5,937
Ratios:
Net loan charge-offs to average total loans (annualized)	0.06%	0.05%	0.06%	0.09%	0.09%
Non-performing assets to originated loans, real estate owned and repossessed assets (1)	0.56	0.56	0.54	0.61	0.57
Originated allowance for loan losses to:
Originated loans (1)	0.75	0.76	0.76	0.77	0.78
Originated non-performing loans (1)	156.0	146.0	157.0	140.9	147.9
Average stockholders’ equity to average total assets	13.7	13.7	13.7	13.7	13.4
Stockholders’ equity to total assets	13.7	13.6	13.8	13.6	13.5
Tangible common equity to tangible assets (3)	7.8	7.7	7.7	7.6	7.6
Total risk-based capital:
People’s United	12.0	12.0	12.4	12.5	12.8
People’s United Bank, National Association	12.2	12.4	12.9	13.2	13.6

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

The following table summarizes People’s United’s operating non-interest expense and efficiency ratio, as derived from amounts reported in the Consolidated Statements of Income:

	Three Months Ended			Nine Months Ended
(dollars in millions)	Sept. 30, 2019	June 30, 2019	Sept. 30, 2018	Sept. 30, 2019	Sept. 30, 2018
Total non-interest expense	$281.4	$278.4	$241.3	$837.0	$733.4
Adjustments to arrive at operating non-interest expense:
Merger-related expenses	(5.0)	(6.5)	(0.5)	(26.5)	(3.4)
Total	(5.0)	(6.5)	(0.5)	(26.5)	(3.4)
Operating non-interest expense	276.4	271.9	240.8	810.5	730.0
Operating lease expense	(9.9)	(9.9)	(8.9)	(29.2)	(26.6)
Amortization of other acquisition-related intangible assets	(8.0)	(8.0)	(4.9)	(22.7)	(14.9)
Other (1)	(1.4)	(1.4)	(1.8)	(4.6)	(4.8)
Total non-interest expense for efficiency ratio	$257.1	$252.6	$225.2	$754.0	$683.7

Net interest income (FTE basis)	$356.0	$355.4	$313.0	$1,051.4	$922.9
Total non-interest income	106.0	106.3	92.3	306.9	277.6
Total revenues	462.0	461.7	405.3	1,358.3	1,200.5
Adjustments:
Operating lease expense	(9.9)	(9.9)	(8.9)	(29.2)	(26.6)
BOLI FTE adjustment	0.5	0.7	0.6	1.8	1.4
Net security gains	—	(0.1)	(0.1)	(0.1)	(0.2)
Other (2)	0.1	—	—	0.4	—
Total revenues for efficiency ratio	$452.7	$452.4	$396.9	$1,331.2	$1,175.1
Efficiency ratio	56.8%	55.8%	56.7%	56.6%	58.2%

1.Items classified as “other” and deducted from non-interest expense for purposes of calculating the efficiency ratio include certain franchise taxes and real estate owned expenses.
2.Items classified as “other” and added to total revenues for purposes of calculating the efficiency ratio include, as applicable, asset write-offs and gains/losses associated with the sale of branch locations

The following table summarizes People’s United’s operating earnings, operating EPS and operating return on average assets:

	Three Months Ended			Nine Months Ended
(dollars in millions, except per common share data)	Sept. 30, 2019	June 30, 2019	Sept. 30, 2018	Sept. 30, 2019	Sept. 30, 2018
Net income available to common shareholders	$131.6	$129.7	$113.5	$372.5	$324.6
Adjustments to arrive at operating earnings:
Merger-related expenses	5.0	6.5	0.5	26.5	3.4
Total pre-tax adjustments	5.0	6.5	0.5	26.5	3.4
Tax effect	(1.1)	(1.4)	(0.2)	(5.6)	(0.8)
Total adjustments, net of tax	3.9	5.1	0.3	20.9	2.6
Operating earnings	$135.5	$134.8	$113.8	$393.4	$327.2
Diluted EPS, as reported	$0.33	$0.33	$0.33	$0.96	$0.94
Adjustments to arrive at operating EPS:
Merger-related expenses	0.01	0.01	—	0.05	0.01
Total adjustments per common share	0.01	0.01	—	0.05	0.01
Operating EPS	$0.34	$0.34	$0.33	$1.01	$0.95
Average total assets	$51,524	$51,088	$44,245	$50,151	$44,123
Operating return on average assets (annualized)	1.05%	1.06%	1.03%	1.05%	0.99%

The following tables summarize People’s United’s operating return on average tangible common equity and operating common dividend payout ratio:

	Three Months Ended			Nine Months Ended
(dollars in millions)	Sept. 30, 2019	June 30, 2019	Sept. 30, 2018	Sept. 30, 2019	Sept. 30, 2018
Operating earnings	$135.5	$134.8	$113.8	$393.4	$327.2
Average stockholders’ equity	$7,079	$6,978	$5,937	$6,875	$5,876
Less: Average preferred stock	244	244	244	244	244
Average common equity	$6,835	$6,734	$5,693	$6,631	$5,632
Less: Average goodwill and average other acquisition-related intangible assets	3,069	3,043	2,572	3,005	2,561
Average tangible common equity	$3,766	$3,691	$3,121	$3,626	$3,071
Operating return on average tangible common equity (annualized)	14.4%	14.6%	14.6%	14.5%	14.2%

	Three Months Ended			Nine Months Ended
(dollars in millions)	Sept. 30, 2019	June 30, 2019	Sept. 30, 2018	Sept. 30, 2019	Sept. 30, 2018
Common dividends paid	$69.9	$69.8	$60.0	$204.9	$178.7
Operating earnings	$135.5	$134.8	$113.8	$393.4	$327.2
Operating common dividend payout ratio	51.6%	51.8%	52.7%	52.1%	54.6%

The following tables summarize People’s United’s tangible common equity ratio and tangible book value per common share derived from amounts reported in the Consolidated Statements of Condition:

(dollars in millions)	Sept. 30, 2019	June 30, 2019	Mar. 31, 2019	Dec. 31, 2018	Sept. 30, 2018
Total stockholders’ equity	$7,131	$7,046	$6,621	$6,534	$5,959
Less: Preferred stock	244	244	244	244	244
Common equity	6,887	6,802	6,377	6,290	5,715
Less: Goodwill and other acquisition-related intangible assets	3,065	3,073	2,896	2,866	2,569
Tangible common equity	$3,822	$3,729	$3,481	$3,424	$3,146
Total assets	$52,072	$51,622	$48,092	$47,877	$44,133
Less: Goodwill and other acquisition-related intangible assets	3,065	3,073	2,896	2,866	2,569
Tangible assets	$49,007	$48,549	$45,196	$45,011	$41,564
Tangible common equity ratio	7.8%	7.7%	7.7%	7.6%	7.6%

(in millions, except per common share data)	Sept. 30, 2019	June 30, 2019	Mar. 31, 2019	Dec. 31, 2018	Sept. 30, 2018
Tangible common equity	$3,822	$3,729	$3,481	$3,424	$3,146
Common shares issued	487.59	487.35	467.38	466.32	437.74
Less: Common shares classified as treasury shares	89.01	89.01	89.01	89.03	89.02
Unallocated ESOP common shares	6.01	6.10	6.19	6.27	6.36
Common shares	392.57	392.24	372.18	371.02	342.36
Tangible book value per common share	$9.74	$9.51	$9.35	$9.23	$9.19

Financial Overview
People’s United completed its acquisitions of Vend Lease Company effective June 27, 2018, First Connecticut Bancorp, Inc. effective October 1, 2018, VAR effective January 2, 2019 and BSB Bancorp effective April 1, 2019. The assets acquired and liabilities assumed in these transactions were recorded at their estimated fair values as of the respective closing dates and People’s United’s results of operations include the results of these acquired companies beginning with the respective closing dates. Financial data for prior periods has not been restated to include these acquisitions and therefore, are not directly comparable to subsequent periods.
People’s United reported net income of $135.1 million, or $0.33 per diluted common share, for the three months ended September 30, 2019, compared to $117.0 million, or $0.33 per diluted common share, for the year-ago period. Included in the results for the three months ended September 30, 2019 and 2018 are merger-related expenses totaling $5.0 million ($3.9 million after-tax) or $0.01 per common share and $0.5 million ($0.3 million after tax) or less than $0.01 per common share, respectively. Compared to the year-ago period, third quarter of 2019 earnings reflect the benefits from recent acquisitions, continued loan and deposit growth, and meaningful cost control.
People’s United’s return on average assets was 1.05% for the three months ended September 30, 2019 compared to 1.06% for the year-ago period. Return on average tangible common equity was 14.0% for the three months ended September 30, 2019 compared to 14.5% for the year-ago period. Compared to the third quarter of 2018, FTE net interest income increased $43.0 million to $356.0 million and the net interest margin decreased three basis points to 3.12% (see Net Interest Income).

Net income for the nine months ended September 30, 2019 totaled $383.0 million, or $0.96 per diluted common share, compared to $335.1 million, or $0.94 per diluted common share, for the year-ago period. Included in the results for the nine months ended September 30, 2019 and 2018 are merger-related expenses totaling $26.5 million ($20.9 million after-tax) or $0.05 per common share and $3.4 million ($2.6 million after-tax) or $0.01 per common share, respectively. People’s United’s return on average assets was 1.02% (1.05% on an operating basis) for the nine months ended September 30, 2019 compared to 1.01% (0.99% on an operating basis) for the year-ago period. Return on average tangible common equity was 13.7% (14.5% on an operating basis) for the nine months ended September 30, 2019 compared to 14.1% (14.2% on an operating basis) for the year-ago period. FTE net interest income totaled $1.1 billion for the nine months ended September 30, 2019, an $128.5 million increase from the year-ago period and the net interest margin increased four basis points to 3.14%.
Average total earning assets increased $5.8 billion compared to the third quarter of 2018, primarily reflecting a $6.2 billion increase in average total loans, partially offset by a $363 million decrease in average securities. Average total funding liabilities increased $5.9 billion compared to the year-ago quarter, primarily reflecting increases of $5.6 billion in average total deposits and $317 million in average total borrowings.
Compared to the year-ago quarter, total non-interest income increased $13.7 million and total non-interest expense increased $40.1 million. The efficiency ratio was 56.8% for the third quarter of 2019 compared to 56.7% for the year-ago quarter (see Non-Interest Income and Non-Interest Expense).
The provision for loan losses in the third quarter of 2019 totaled $7.8 million compared to $8.2 million in the year-ago quarter. Net loan charge-offs as a percentage of average total loans on an annualized basis were 0.06% in the third quarter of 2019 compared to 0.09% in the year-ago quarter. The allowance for loan losses on originated loans was $242.3 million at September 30, 2019, a $6.0 million increase from December 31, 2018. The allowance for loan losses on acquired loans was $3.7 million and $4.1 million at September 30, 2019 and December 31, 2018, respectively. Non-performing assets (excluding acquired non-performing loans) totaled $181.6 million at September 30, 2019, a $4.2 million decrease from December 31, 2018. At September 30, 2019, the originated allowance for loan losses as a percentage of originated loans was 0.75% and as a percentage of originated non-performing loans was 156.0%, compared to 0.77% and 140.9%, respectively, at December 31, 2018 (see Asset Quality).
People’s United’s total stockholders’ equity was $7.1 billion at September 30, 2019 compared to $6.5 billion at December 31, 2018. Stockholders’ equity as a percentage of total assets was 13.7% and 13.6% at September 30, 2019 and December 31, 2018, respectively. Tangible common equity as a percentage of tangible assets was 7.8% at September 30, 2019 compared to 7.6% at December 31, 2018 (see Stockholders’ Equity and Dividends). People’s United's and the Bank's Total risk-based capital ratios were 12.0% and 12.2%, respectively, at September 30, 2019, compared to 12.5% and 13.2%, respectively, at December 31, 2018 (see Regulatory Capital Requirements).

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

Segment Performance Summary

Three months ended September 30, 2019	Commercial Banking	Retail Banking	Total Reportable Segments	Treasury	Other	Total Consolidated
(in millions)
Net interest income (loss)	$200.7	$136.9	$337.6	$15.0	$(3.9)	$348.7
Provision for loan losses	11.3	2.3	13.6	—	(5.8)	7.8
Total non-interest income	53.2	49.7	102.9	2.9	0.2	106.0
Total non-interest expense	111.6	150.0	261.6	2.4	17.4	281.4
Income (loss) before income tax expense (benefit)	131.0	34.3	165.3	15.5	(15.3)	165.5
Income tax expense (benefit)	24.1	6.3	30.4	2.9	(2.9)	30.4
Net income (loss)	$106.9	$28.0	$134.9	$12.6	$(12.4)	$135.1

Average total assets	$29,886.6	$12,410.2	$42,296.8	$7,686.1	$1,541.4	$51,524.3
Average total liabilities	11,397.3	23,066.4	34,463.7	9,329.5	652.5	44,445.7

Nine months ended September 30, 2019	Commercial Banking	Retail Banking	Total Reportable Segments	Treasury	Other	Total Consolidated
(in millions)
Net interest income (loss)	$577.5	$405.4	$982.9	$58.7	$(12.0)	$1,029.6
Provision for loan losses	32.6	6.7	39.3	—	(18.3)	21.0
Total non-interest income	151.4	144.2	295.6	9.2	2.1	306.9
Total non-interest expense	330.1	445.7	775.8	11.3	49.9	837.0
Income (loss) before income tax expense (benefit)	366.2	97.2	463.4	56.6	(41.5)	478.5
Income tax expense (benefit)	73.1	19.4	92.5	11.4	(8.4)	95.5
Net income (loss)	$293.1	$77.8	$370.9	$45.2	$(33.1)	$383.0

Average total assets	$28,800.9	$12,120.7	$40,921.6	$7,784.2	$1,445.2	$50,151.0
Average total liabilities	10,839.6	22,982.5	33,822.1	8,788.0	666.0	43,276.1

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Net interest income	$200.7	$176.9	$577.5	$515.9
Provision for loan losses	11.3	9.8	32.6	28.4
Total non-interest income	53.2	42.9	151.4	130.3
Total non-interest expense	111.6	93.8	330.1	282.5
Income before income tax expense	131.0	116.2	366.2	335.3
Income tax expense	24.1	25.1	73.1	72.4
Net income	$106.9	$91.1	$293.1	$262.9

Average total assets	$29,886.6	$25,632.3	$28,800.9	$25,542.9
Average total liabilities	11,397.3	9,068.4	10,839.6	9,137.2
Commercial Banking net income increased $15.8 million for the three months ended September 30, 2019 compared to the year-ago period, reflecting increases in net interest income and non-interest income, partially offset by an increase in non-interest expense. The $23.8 million increase in net interest income primarily reflects the benefits from an increase in average commercial loans and leases as well as improved yields, partially offset by the adverse effect from increases in net FTP funding charges and interest expense. Non-interest income for the three months ended September 30, 2019 increased $10.3 million compared to the year-ago period, primarily reflecting increases in net customer interest rate swap income, insurance revenue, operating lease income and commercial banking lending fees. The $17.8 million increase in non-interest expense in the third quarter of 2019 compared to the year-ago period reflects higher levels of both direct and allocated expenses. Compared to the third quarter of 2018, average total assets increased $4.3 billion, reflecting loans and leases acquired in connection with acquisitions as well as organic loan growth. Average total liabilities increased $2.3 billion, primarily reflecting organic deposit growth and deposits assumed in connection with acquisitions.

Retail Banking includes, as its principal business lines, consumer lending (including residential mortgage and home equity lending) and consumer deposit gathering activities. This segment also includes brokerage, financial advisory services, investment management services and life insurance provided by People’s Securities, Inc. and non-institutional trust services.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Net interest income	$136.9	$115.3	$405.4	$334.3
Provision for loan losses	2.3	2.2	6.7	6.6
Total non-interest income	49.7	46.7	144.2	138.5
Total non-interest expense	150.0	138.0	445.7	417.3
Income before income tax expense	34.3	21.8	97.2	48.9
Income tax expense	6.3	4.7	19.4	10.6
Net income	$28.0	$17.1	$77.8	$38.3

Average total assets	$12,410.2	$9,669.0	$12,120.7	$9,710.6
Average total liabilities	23,066.4	20,101.3	22,982.5	20,150.7
Retail Banking net income increased $10.9 million for the three months ended September 30, 2019 compared to the year-ago period, reflecting increases in net interest income and non-interest income, partially offset by an increase in non-interest expense. The $21.6 million increase in net interest income primarily reflects the benefits from an increase in average residential mortgage loans, and higher net FTP funding credits, as well as new business yields higher than the total portfolio yield, partially offset by an increase in interest expense. Non-interest income for the three months ended September 30, 2019 increased $3.0 million compared to the year-ago period, primarily reflecting an increase in bank service charges. The $12.0 million increase in non-interest expense in the third quarter of 2019 compared to the year-ago period reflects higher levels of both direct and allocated expenses. Compared to the third quarter of 2018, average total assets increased $2.7 billion, reflecting loans acquired in connection with acquisitions, as well as organic loan growth. Average total liabilities increased $3.0 billion, primarily reflecting organic deposit growth and deposits assumed in connection with acquisitions.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Net interest income	$15.0	$20.0	$58.7	$69.5
Total non-interest income	2.9	2.6	9.2	7.4
Total non-interest expense	2.4	4.6	11.3	14.0
Income before income tax expense	15.5	18.0	56.6	62.9
Income tax expense	2.9	3.9	11.4	13.6
Net income	$12.6	$14.1	$45.2	$49.3

Average total assets	$7,686.1	$7,934.1	$7,784.2	$7,912.0
Average total liabilities	9,329.5	8,669.9	8,788.0	8,540.8

Treasury net income for the three months ended September 30, 2019 decreased $1.5 million compared to the year-ago period, primarily reflecting a decrease in net interest income, partially offset by a decrease in non-interest expense. The $5.0 million decrease in net interest income primarily reflects an increase in interest expense and a decrease in securities income, partially offset by the benefits from higher net FTP funding credits. The decrease in non-interest expense compared to the year-ago period reflects a lower level of allocated expenses. Compared to the third quarter of 2018, average total assets decreased $248 million, reflecting decreases in securities and short term investments, and average total liabilities increased $660 million, reflecting an increase in deposits and borrowings.

Other includes the residual financial impact from the allocation of revenues and expenses (including the provision for loan losses) and certain revenues and expenses not attributable to a particular segment; assets and liabilities not attributable to a particular segment; reversal of the FTE adjustment since net interest income for each segment is presented on an FTE basis; and the FTP impact from excess capital. Included in non-interest expense for the three and nine months ended September 30, 2019 are merger-related expenses totaling $5.0 million and $26.5 million, respectively, as well as costs associated with certain legal and other one-time operational expenses. Included in non-interest expense for the three and nine months ended September 30, 2018 are merger-related expenses totaling $0.5 million and $3.4 million, respectively. Also included in non-interest expense for the nine months ended September 30, 2018 is a $4.1 million charge relating to the closure of ten branches. Compared to the third quarter of 2018, the increases in average total assets and average total liabilities primarily reflect the recognition of a right-of-use ("ROU") asset and a corresponding operating lease liability upon the adoption of the Financial Accounting Standards Board's (the "FASB") leasing standard on January 1, 2019 (see Notes 14 and 15 to the Consolidated Financial Statements for a further discussion regarding the accounting for leases).

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Net interest loss	$(3.9)	$(5.8)	$(12.0)	$(16.3)
Provision for loan losses	(5.8)	(3.8)	(18.3)	(14.9)
Total non-interest income	0.2	0.1	2.1	1.4
Total non-interest expense	17.4	4.9	49.9	19.6
Loss before income tax benefit	(15.3)	(6.8)	(41.5)	(19.6)
Income tax benefit	(2.9)	(1.5)	(8.4)	(4.2)
Net loss	$(12.4)	$(5.3)	$(33.1)	$(15.4)

Average total assets	$1,541.4	$1,009.2	$1,445.2	$957.2
Average total liabilities	652.5	468.4	666.0	418.0

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
The Federal Reserve Board lowered the target range for the federal funds rate by 25 basis points on July 31, 2019 and by another 25 basis points on September 19, 2019, bringing the current target range to between 1.75 % and 2.00%. Previously, the Federal Reserve Board raised the target range four times during 2018 by a total of 100 basis points, after raising the target range three times during 2017 by a total of 75 basis points. For the third quarter of 2019, the average effective federal funds rate was 2.20%.
The net interest margin was 3.12% in the third quarter of 2019, compared to 3.12% in the second quarter of 2019 and 3.15% in the third quarter of 2018. As compared to the second quarter of 2019, the net interest margin primarily benefited from higher yields on new loan originations as well as lower deposit costs.

Third Quarter 2019 Compared to Third Quarter 2018
FTE net interest income increased $43.0 million compared to the third quarter of 2018, reflecting an $81.6 million increase in total interest and dividend income, partially offset by a $38.6 million increase in total interest expense, and the net interest margin decreased three basis points to 3.12%.
Average total earning assets were $45.6 billion in the third quarter of 2019, a $5.8 billion increase from the third quarter of 2018, primarily reflecting increases of $6.2 billion in average total loans and $26 million in average short-term investments, partially offset by a $363 million decrease in average securities. The average total commercial loan, average residential mortgage loan and average home equity portfolios increased $3.5 billion, $2.5 billion and $96 million, respectively, compared to the year-ago period, reflecting loans and leases acquired in connection with acquisitions as well as organic growth.

Average total loans, average securities and average short-term investments comprised 84%, 15% and 1%, respectively, of average total earning assets in the third quarter of 2019, compared to 81%, 18% and 1%, respectively, in the third quarter of 2018. In the current quarter, the yield earned on the total loan portfolio was 4.46% and the yield earned on securities and short-term investments was 2.79%, compared to 4.29% and 2.73%, respectively, in the year-ago period. At September 30, 2019 and December 31, 2018, approximately 44% and 43%, respectively, of the Company’s loan portfolio was comprised of Prime Rate and Libor-based floating rate loans.
Average total funding liabilities were $43.4 billion in the third quarter of 2019, a $5.9 billion increase from the year-ago period, primarily reflecting increases of $5.6 billion in average total deposits and $317 million in average total borrowings. The increase in average total deposits reflects organic growth as well as deposits assumed in connection with acquisitions. Excluding brokered deposits, average savings, interest-bearing checking and money market deposits, average time deposits and average non-interest bearing deposits increased $2.7 billion, $2.1 billion and $752 million, respectively. Average total deposits comprised 89% and 88% of average total funding liabilities in the third quarters of 2019 and 2018, respectively.
The 24 basis point increase to 1.13% in the rate paid on average total funding liabilities in the third quarter of 2019 compared to 2018 primarily reflects the increases during 2018 in the target federal funds rate discussed above. The rate paid on average total deposits increased 26 basis points, reflecting increases of 30 basis points in savings, interest-bearing checking and money market deposits and 29 basis points in time deposits, partially offset by the benefit from a $752 million increase in non-interest bearing deposits. Average savings, interest-bearing checking and money market deposits and average time deposits comprised 56% and 21%, respectively, of average total deposits in the third quarter of 2019 compared to 58% and 18%, respectively, in the comparable 2018 period.

Third Quarter 2019 Compared to Second Quarter 2019
FTE net interest income increased $0.6 million compared to the second quarter of 2019, as a $1.9 million decrease in total interest and dividend income was more than offset by a $2.5 million decrease in total interest expense. The net interest margin was unchanged at 3.12%, reflecting (i) lower rates on deposits, which benefited the net interest margin by five basis points and (ii) one additional calendar day in the third quarter, which benefited the net interest margin by one basis point; partially offset by (i) lower yields on the loan and securities portfolios, which reduced the net interest margin by five basis points and (ii) higher rates on borrowings, which reduced the net interest margin by two basis points.
Average total earning assets decreased $14 million from the second quarter of 2019, reflecting an $87 million increase in average total loans and a $106 million decrease in average securities. In the third quarter of 2019, the average total commercial loan portfolio increased $422 million, while average residential loan and average home equity portfolios decreased $280 million and $51 million, respectively. Within commercial loans, the mortgage warehouse and equipment financing portfolios increased $270 million and $130 million, respectively.
Average total funding liabilities increased $166 million from the second quarter of 2019, primarily reflecting a $709 million increase in average total borrowings, partially offset by a $553 million decrease in average total deposits reflecting in part, the expected withdrawal of a $500 million short-term commercial deposit during the third quarter of 2019.
The following tables presents average balance sheets, FTE-basis interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended September 30, 2019, June 30, 2019 and September 30, 2018, and the nine months ended September 30, 2019 and 2018. The average balances are principally daily averages and, for loans, include both performing and non-performing balances. Interest income on loans includes the effect of deferred loan fees and costs accounted for as yield adjustments, but does not include interest on loans for which People’s United has ceased to accrue interest. Premium amortization and discount accretion (including amounts attributable to purchase accounting adjustments) are also included in the respective interest income and interest expense amounts. The impact of People’s United’s use of derivative instruments in managing IRR is also reflected in the tables, classified according to the instrument hedged and the related risk management objective.

Average Balance Sheet, Interest and Yield/Rate Analysis (1)

	September 30, 2019			June 30, 2019			September 30, 2018
Three months ended (dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Short-term investments	$218.7	$1.3	2.33%	$214.1	$1.2	2.21%	$192.5	$1.1	2.06%
Securities (2)	7,041.3	49.4	2.80	7,147.1	50.8	2.85	7,404.2	50.8	2.75
Loans:
Commercial real estate	12,194.8	136.6	4.48	12,323.2	139.9	4.54	10,641.4	114.7	4.31
Commercial and industrial	10,059.2	116.0	4.61	9,638.2	114.1	4.74	8,584.8	95.6	4.45
Equipment financing	4,640.6	65.3	5.63	4,510.8	62.8	5.56	4,120.8	56.2	5.47
Residential mortgage	9,392.7	84.9	3.62	9,672.6	85.6	3.54	6,887.3	56.2	3.27
Home equity and other consumer	2,029.2	24.7	4.88	2,084.6	25.7	4.94	1,931.8	22.0	4.55
Total loans	38,316.5	427.5	4.46	38,229.4	428.1	4.48	32,166.1	344.7	4.29
Total earning assets	45,576.5	$478.2	4.20%	45,590.6	$480.1	4.21%	39,762.8	$396.6	3.99%
Other assets	5,947.8			5,496.9			4,481.8
Total assets	$51,524.3			$51,087.5			$44,244.6
Liabilities and stockholders’ equity:
Deposits:
Non-interest-bearing	$8,777.3	$—	—%	$8,605.6	$—	—%	$8,025.2	$—	—%
Savings, interest-bearing checking and money market	21,758.5	53.4	0.98	22,341.3	57.4	1.03	19,031.4	32.6	0.68
Time	8,121.6	38.8	1.91	8,263.8	39.2	1.90	6,001.3	24.3	1.62
Total deposits	38,657.4	92.2	0.95	39,210.7	96.6	0.99	33,057.9	56.9	0.69
Borrowings:
Federal Home Loan Bank advances	2,363.0	14.1	2.39	1,844.0	12.2	2.64	2,560.6	14.0	2.18
Federal funds purchased	1,202.3	6.8	2.26	1,057.8	6.7	2.53	722.7	3.8	2.11
Customer repurchase agreements	290.1	0.6	0.86	240.0	0.4	0.77	234.3	0.3	0.53
Other borrowings	—	—	—	4.3	—	0.64	20.9	0.1	2.05
Total borrowings	3,855.4	21.5	2.23	3,146.1	19.3	2.46	3,538.5	18.2	2.05
Notes and debentures	913.8	8.5	3.73	903.8	8.8	3.89	888.3	8.5	3.83
Total funding liabilities	43,426.6	$122.2	1.13%	43,260.6	$124.7	1.15%	37,484.7	$83.6	0.89%
Other liabilities	1,019.1			848.8			823.3
Total liabilities	44,445.7			44,109.4			38,308.0
Stockholders’ equity	7,078.6			6,978.1			5,936.6
Total liabilities and stockholders’ equity	$51,524.3			$51,087.5			$44,244.6
Net interest income/spread (3)		$356.0	3.07%		$355.4	3.06%		$313.0	3.10%
Net interest margin			3.12%			3.12%			3.15%

1.Average yields earned and rates paid are annualized.
2.Average balances and yields for securities are based on amortized cost.
3.The FTE adjustment was $7.3 million, $7.3 million and $6.6 million for the three months ended September 30, 2019, June 30, 2019 and September 30, 2018, respectively.

Average Balance Sheet, Interest and Yield/Rate Analysis (1)

	September 30, 2019			September 30, 2018
Nine months ended (dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Short-term investments	$211.9	$3.8	2.37%	$274.6	$3.6	1.74%
Securities (2)	7,165.4	152.6	2.84	7,298.3	148.0	2.70
Loans:
Commercial real estate	12,037.6	409.2	4.53	10,791.8	333.2	4.12
Commercial and industrial	9,561.1	336.6	4.69	8,521.2	272.8	4.27
Equipment financing	4,504.1	187.0	5.54	3,972.6	155.6	5.22
Residential mortgage	9,077.5	241.5	3.55	6,859.5	166.6	3.24
Home equity and other consumer	2,029.1	75.4	4.95	1,981.1	64.2	4.32
Total loans	37,209.4	1,249.7	4.48	32,126.2	992.4	4.12
Total earning assets	44,586.7	$1,406.1	4.20%	39,699.1	$1,144.0	3.84%
Other assets	5,564.3			4,423.6
Total assets	$50,151.0			$44,122.7
Liabilities and stockholders’ equity:
Deposits:
Non-interest-bearing	$8,563.2	$—	—%	$7,899.0	$—	—%
Savings, interest-bearing checking and money market	21,708.6	159.6	0.98	19,296.0	85.7	0.59
Time	7,842.4	110.4	1.88	5,611.6	59.8	1.42
Total deposits	38,114.2	270.0	0.94	32,806.6	145.5	0.59
Borrowings:
Federal Home Loan Bank advances	2,034.1	38.7	2.54	2,748.6	39.7	1.92
Federal funds purchased	1,005.6	18.2	2.41	655.6	9.1	1.85
Customer repurchase agreements	272.1	1.6	0.76	241.7	0.6	0.34
Other borrowings	4.4	0.1	1.86	127.1	1.5	1.60
Total borrowings	3,316.2	58.6	2.35	3,773.0	50.9	1.80
Notes and debentures	904.7	26.1	3.85	891.0	24.7	3.70
Total funding liabilities	42,335.1	$354.7	1.12%	37,470.6	$221.1	0.79%
Other liabilities	941.0			776.1
Total liabilities	43,276.1			38,246.7
Stockholders’ equity	6,874.9			5,876.0
Total liabilities and stockholders’ equity	$50,151.0			$44,122.7
Net interest income/spread (3)		$1,051.4	3.08%		$922.9	3.05%
Net interest margin			3.14%			3.10%

1.Average yields earned and rates paid are annualized.
2.Average balances and yields for securities are based on amortized cost.
3.The FTE adjustment was $21.8 million and $19.5 million for the nine months ended September 30, 2019 and 2018, respectively.

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

	Three Months Ended September 30, 2019 Compared To
	September 30, 2018 Increase (Decrease)			June 30, 2019 Increase (Decrease)
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Short-term investments	$0.1	$0.1	$0.2	$—	$0.1	$0.1
Securities	(2.5)	1.1	(1.4)	(0.7)	(0.7)	(1.4)
Loans:
Commercial real estate	17.3	4.6	21.9	(1.4)	(1.9)	(3.3)
Commercial and industrial	16.9	3.5	20.4	4.9	(3.0)	1.9
Equipment financing	7.3	1.8	9.1	1.8	0.7	2.5
Residential mortgage	22.2	6.5	28.7	(2.5)	1.8	(0.7)
Home equity and other consumer	1.1	1.6	2.7	(0.7)	(0.3)	(1.0)
Total loans	64.8	18.0	82.8	2.1	(2.7)	(0.6)
Total change in interest and dividend income	62.4	19.2	81.6	1.4	(3.3)	(1.9)
Interest expense:
Deposits:
Savings, interest-bearing checking and money market	5.2	15.6	20.8	(1.5)	(2.5)	(4.0)
Time	9.6	4.9	14.5	(0.7)	0.3	(0.4)
Total deposits	14.8	20.5	35.3	(2.2)	(2.2)	(4.4)
Borrowings:
Federal Home Loan Bank advances	(1.1)	1.2	0.1	3.2	(1.3)	1.9
Federal funds purchased	2.7	0.3	3.0	0.9	(0.8)	0.1
Customer repurchase agreements	0.1	0.2	0.3	0.1	0.1	0.2
Other borrowings	(0.1)	—	(0.1)	—	—	—
Total borrowings	1.6	1.7	3.3	4.2	(2.0)	2.2
Notes and debentures	0.2	(0.2)	—	0.1	(0.4)	(0.3)
Total change in interest expense	16.6	22.0	38.6	2.1	(4.6)	(2.5)
Change in net interest income	$45.8	$(2.8)	$43.0	$(0.7)	$1.3	$0.6

	Nine Months Ended September 30, 2019 Compared To September 30, 2018 Increase (Decrease)

(in millions)	Volume	Rate	Total
Interest and dividend income:
Short-term investments	$(0.9)	$1.1	$0.2
Securities	(2.7)	7.3	4.6
Loans:
Commercial real estate	40.5	35.5	76.0
Commercial and industrial	35.1	28.7	63.8
Equipment financing	21.7	9.7	31.4
Residential mortgage	57.8	17.1	74.9
Home equity and other consumer	1.6	9.6	11.2
Total loans	156.7	100.6	257.3
Total change in interest and dividend income	153.1	109.0	262.1
Interest expense:
Deposits:
Savings, interest-bearing checking and money market	11.8	62.1	73.9
Time	28.0	22.6	50.6
Total deposits	39.8	84.7	124.5
Borrowings:
Federal Home Loan Bank advances	(11.8)	10.8	(1.0)
Federal funds purchased	5.8	3.3	9.1
Customer repurchase agreements	0.1	0.9	1.0
Other borrowings	(1.7)	0.3	(1.4)
Total borrowings	(7.6)	15.3	7.7
Notes and debentures	0.4	1.0	1.4
Total change in interest expense	32.6	101.0	133.6
Change in net interest income	$120.5	$8.0	$128.5

Non-Interest Income

	Three Months Ended			Nine Months Ended
(in millions)	Sept. 30, 2019	June 30, 2019	Sept. 30, 2018	Sept. 30, 2019	Sept. 30, 2018
Bank service charges	$27.0	$26.4	$24.9	$78.6	$73.0
Investment management fees	17.3	17.1	17.4	50.9	52.3
Operating lease income	13.0	12.7	11.0	38.4	32.9
Commercial banking lending fees	11.8	8.7	9.8	29.8	27.7
Insurance revenue	10.3	10.2	7.9	29.5	27.9
Cash management fees	7.3	7.2	7.0	21.2	20.6
Brokerage commissions	2.6	2.6	3.2	8.0	9.5
Other non-interest income:
Customer interest rate swap income, net	5.6	7.5	2.8	16.2	8.3
BOLI	2.2	3.1	2.1	8.0	5.1
Net gains on sales of residential mortgage loans	0.6	0.3	0.4	1.1	0.9
Other	8.3	10.5	5.8	25.2	19.4
Total other non-interest income	16.7	21.4	11.1	50.5	33.7
Total non-interest income	$106.0	$106.3	$92.3	$306.9	$277.6

Total non-interest income in the third quarter of 2019 increased $13.7 million compared to the third quarter of 2018 and decreased $0.3 million compared to the second quarter of 2019. The increase in non-interest income in the third quarter of 2019 compared to the year-ago period primarily reflects increases in net customer interest rate swap income, insurance revenue, bank service changes, commercial banking lending fees and operating lease income. The decrease compared to the second quarter of 2019 primarily reflects decreases in net customer interest rate swap income and BOLI, essentially offset by an increase in commercial banking lending fees.
The increase in bank service charges in the third quarter of 2019 compared to both the year-ago period and the second quarter of 2019 primarily reflects higher interchange-related fees and benefits from recent acquisitions. The increase in investment management fees compared to the second quarter of 2019 primarily reflects an improvement in market conditions in the third quarter of 2019. At September 30, 2019, assets under discretionary management totaled $9.2 billion compared to $8.6 billion at December 31, 2018.
The increase in insurance revenue compared to the second quarter of 2019 primarily reflects the seasonality of commercial insurance renewals. The increase in commercial banking lending fees compared to both the third quarter of 2018 and the second quarter of 2019 are primarily related to the level of prepayment income and loan syndication fees collected in the respective periods.
The fluctuations in net customer interest rate swap income in the third quarter of 2019 compared to the third quarter of 2018 and second quarter of 2019 reflects the levels in both the number and notional value of customer swaps. The increase in net gains on sales of residential mortgage loans in the third quarter of 2019 compared to the second quarter of 2019 reflects improvement in spreads on pricing and an 84% increase in the volume of residential mortgage loans sold. Loans held-for-sale at September 30, 2019 consisted of newly-originated residential mortgage loans with a carrying amount of $24.8 million.
On an FTE basis, BOLI income totaled $2.7 million in the third quarter of 2019 compared to $3.8 million in the second quarter of 2019 and $2.7 million in the year-ago quarter. BOLI income in the second quarter of 2019 and the third quarter of 2018 includes death benefits received totaling $0.9 million and $0.5 million, respectively (none in the third quarter of 2019). Included in other non-interest income are unrealized (losses) gains relating to the change in fair value of equity securities of $(0.5) million, $0.8 million and $0.2 million, for the third quarter of 2019, second quarter of 2019 and third quarter of 2018, respectively (see Note 3 to the Consolidated Financial Statements).

Non-Interest Expense

	Three Months Ended			Nine Months Ended
(dollars in millions)	Sept. 30, 2019	June 30, 2019	Sept. 30, 2018	Sept. 30, 2019	Sept. 30, 2018
Compensation and benefits	$158.1	$161.3	$135.7	$474.8	$411.4
Occupancy and equipment	45.0	44.4	41.6	133.7	123.6
Professional and outside services	23.7	24.9	17.0	68.6	56.2
Operating lease expense	9.9	9.9	8.9	29.2	26.6
Amortization of other acquisition-related intangible assets	8.0	8.0	4.9	22.7	14.9
Regulatory assessments	5.3	6.5	10.0	18.8	30.5
Other non-interest expense:
Stationary, printing, postage and telephone	6.9	6.0	6.2	19.8	18.4
Advertising and promotion	4.4	4.2	3.9	11.9	10.7
Other	20.1	12.7	13.1	57.5	41.1
Total other non-interest expense	31.4	22.9	23.2	89.2	70.2
Total non-interest expense	$281.4	$277.9	$241.3	$837.0	$733.4
Efficiency ratio	56.8%	55.8%	56.7%	56.6%	58.2%
Total non-interest expense in the third quarter of 2019 increased $40.1 million compared to the third quarter of 2018 and $3.5 million compared to the second quarter of 2019. Included in total non-interest expense are merger-related expenses totaling $5.0 million in the third quarter of 2019, $6.5 million in the second quarter of 2019 and $0.5 million in the year-ago quarter. Excluding such expenses, total non-interest expense increased $35.6 million compared to the third quarter of 2018 and $5.0 million compared to the second quarter of 2019. Excluding such expense, the increase in total non-interest expense in the third quarter of 2019 compared to the year-ago period primarily reflects the incremental costs resulting from recent acquisitions, partially offset by a decrease in regulatory assessments (see below). The increase compared to the second quarter of 2019 primarily reflects an increase in other non-interest expense, partially offset by decreases in compensation and benefit costs and regulatory assessments.
As compared to the second quarter of 2019, the higher efficiency ratio reflects an increase in adjusted total expenses (2%) (see Non-GAAP Financial Measures and Reconciliation to GAAP).
The year-over-year increase in compensation and benefits primarily reflects the incremental costs from recent acquisitions, as well as the effect of normal merit increases, higher incentive-related expenses and the adverse effect of lower deferred lease origination costs (see below). Excluding $0.8 million and $1.5 million of merger-related expenses included in compensation and benefits in the third quarter of 2019 and the second quarter of 2019, respectively, the $2.5 million decrease primarily reflects lower payroll and benefit-related costs.
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
The increase in occupancy and equipment expense in the third quarter of 2019 compared to the year-ago period primarily reflects the incremental costs resulting from recent acquisitions. Professional and outside services fees include merger-related expenses totaling $3.7 million in the third quarter of 2019, $4.7 million in the second quarter of 2019 and $0.4 million in the third quarter of 2018. Excluding such expenses, the fluctuations in professional and outside services fees are primarily related to the timing of certain projects.

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
The FDIC issued a final rule effective on July 1, 2016 that implemented a Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 provision requiring banks with over $10 billion in assets to be responsible for recapitalizing the Deposit Insurance Fund (the "DIF") to 1.35% of insured deposits after it reaches a 1.15% reserve ratio. For banks with over $10 billion in assets, the rule imposes a 4.5 basis point surcharge bringing the DIF’s reserve ratio to 1.35% by September 2020. For the surcharge only, the assessment base would be reduced by $10 billion. In November 2018, the FDIC announced that the DIF’s reserve ratio had exceeded the 1.35% minimum reserve ratio. As such, beginning in the fourth quarter of 2018, banks with over $10 billion in assets, are no longer subject to the surcharge. The decrease in regulatory assessments in the third quarter of 2019 compared to third quarter of 2018 primarily reflects a credit received from the FDIC in the third quarter of 2019 as well as the benefit of eliminating the FDIC surcharge in the fourth quarter of 2018. The benefit for the full-year of 2019 associated with the elimination of the surcharge is expected to be approximately $12 million. The decrease in regulatory assessments compared to the second quarter of 2019 primarily reflects the aforementioned credit.
The increase in amortization of other acquisition-related intangible assets expense in the third quarter of 2019 compared to the year-ago period reflects the effect of additional intangible assets resulting from recent acquisitions. Scheduled amortization expense attributable to other acquisition-related intangible assets for the full-year of 2019 and each of the next five years is as follows: $30.6 million in 2019; $29.7 million in 2020; $27.0 million in 2021; $24.6 million in 2022; $18.7 million in 2023; and $17.0 million in 2024.
The increase in advertising and promotion expense in the third quarter of 2019 compared to both the second quarter of 2019 and third quarter of 2018 reflects an increased level of spending. Merger-related expenses included in other non-interest expense totaled $0.2 million, $0.2 million and $0.1 million for the third quarter of 2019, second quarter of 2019 and third quarter of 2018, respectively. Included in other non-interest expense in the third quarter of 2019 are costs associated with certain legal and other one-time operational matters.

Income Taxes
People’s United’s effective income tax rate was 20.0% for the nine months ended September 30, 2019 compared to 18.8% for the full-year of 2018. People’s United’s effective income tax rate for the full-year 2019 is expected to be approximately 20% to 22%. Differences, if any, arising between People’s United’s effective income tax rate and the U.S. federal statutory rate of 21% are generally attributable to: (i) tax-exempt interest earned on certain investments; (ii) tax-exempt income from BOLI; and (iii) state income taxes.

FINANCIAL CONDITION

General
Total assets at September 30, 2019 were $52.1 billion, a $4.2 billion increase from December 31, 2018, primarily reflecting increases of $3.5 billion in total loans and $663 million in other assets, partially offset by decreases of $139 million in total cash and cash equivalents and $98 million in total securities. The increase in total loans from December 31, 2018 to September 30, 2019 reflects increases of $2.4 billion in commercial loans and $1.1 billion in retail loans. Originated loans increased $1.7 billion from December 31, 2018 to $32.3 billion (commercial loans increased $1.9 billion and retail loans decreased $235 million) and acquired loans increased $1.9 billion since December 31, 2018. At September 30, 2019, the carrying amount of the acquired loan portfolio was $6.5 billion. The fair value of the loans acquired in the BSB Bancorp acquisition totaled $2.6 billion. The increase in other assets primarily reflects the recognition of ROU assets related to the Company's adoption of the FASB's leasing standard on January 1, 2019. The decrease in total securities primarily reflects principal repayments and maturities of government sponsored enterprise mortgage-backed securities, partially offset by net purchases of municipal bonds and an $83 million decrease in the unrealized loss on debt securities available-for-sale.

Non-performing assets (excluding acquired non-performing loans) totaled $181.6 million at September 30, 2019, a $4.2 million decrease from December 31, 2018, primarily reflecting decreases of $8.4 million in non-performing commercial real estate loans, $2.3 million in non-performing residential mortgage loans and $1.0 million in non-performing home equity loans, partially offset by increases of $5.8 million in other real estate owned ("REO") and $2.4 million in repossessed assets. At September 30, 2019, acquired non-performing loans totaled $21.1 million compared to $50.1 million at December 31, 2018. The allowance for loan losses totaled $242.3 million on originated loans and $3.7 million on acquired loans) at September 30, 2019, compared to $240.4 million ($236.3 million on originated loans and $4.1 million on acquired loans) at December 31, 2018. At September 30, 2019, the originated allowance for loan losses as a percentage of originated loans was 0.75% and as a percentage of originated non-performing loans was 156.0%, compared to 0.77% and 140.9%, respectively, at December 31, 2018.
At September 30, 2019, total liabilities were $44.9 billion, a $3.6 billion increase from December 31, 2018, primarily reflecting increases of $2.4 billion in total deposits, $1.0 billion in total borrowings and $128 million in other liabilities. At the acquisition date, the fair value of BSB Bancorp's deposits totaled $2.1 billion. The increase in other liabilities primarily reflects the recognition of operating lease liabilities related to the Company's adoption of the FASB's leasing standard on January 1, 2019.
People’s United’s total stockholders’ equity was $7.1 billion at September 30, 2019, a $597 million increase from December 31, 2018. As a percentage of total assets, stockholders’ equity was 13.7% and 13.6% at September 30, 2019 and December 31, 2018, respectively. Tangible common equity equaled 7.8% of tangible assets at September 30, 2019 compared to 7.6% at December 31, 2018 (see Stockholders Equity and Dividends).
People’s United’s (consolidated) Tier 1 Leverage capital ratio and its Common Equity Tier 1 (“CET 1”), Tier 1 and Total risk-based capital ratios were 8.7%, 10.1%, 10.7% and 12.0%, respectively, at September 30, 2019, compared to 8.7%, 10.3%, 10.9% and 12.5%, respectively, at December 31, 2018. The Bank’s Tier 1 Leverage capital ratio and its CET 1, Tier 1 and Total risk-based capital ratios were 8.8%, 10.8%, 10.8% and 12.2%, respectively, at September 30, 2019, compared to 9.0%, 11.4%, 11.4% and 13.2%, respectively, at December 31, 2018 (see Regulatory Capital Requirements).

Loans
People’s United’s lending activities consist of originating loans secured by commercial and residential properties, and extending secured and unsecured loans to commercial and consumer customers.
The following tables summarize People’s United’s loan portfolios:
Commercial Real Estate

(in millions)	September 30, 2019	December 31, 2018
Property Type:
Residential (multifamily)	$4,135.0	$4,026.2
Retail	3,322.1	3,231.3
Office buildings	2,119.6	2,132.9
Hospitality/entertainment	780.2	710.5
Industrial/manufacturing	646.5	558.0
Health care	461.8	395.2
Mixed/special use	274.8	242.8
Self storage	200.4	190.6
Land	61.4	35.4
Other	185.1	126.7
Total commercial real estate	$12,186.9	$11,649.6

Commercial and Industrial

(in millions)	September 30, 2019	December 31, 2018
Industry:
Finance and insurance	$2,504.8	$1,366.7
Service	1,827.7	1,734.8
Manufacturing	1,299.8	1,275.6
Wholesale trade	1,276.8	1,240.1
Real estate, rental and leasing	1,064.9	926.7
Health services	879.0	846.8
Retail trade	691.4	702.9
Transportation and utilities	378.4	344.2
Construction	270.3	252.5
Arts, entertainment and recreation	142.4	145.9
Information and media	102.3	114.5
Public administration	47.8	59.2
Other	60.3	79.0
Total commercial and industrial	$10,545.9	$9,088.9

Equipment Financing

(in millions)	September 30, 2019	December 31, 2018
Industry:
Transportation and utilities	$1,202.6	$1,181.3
Service	664.9	542.2
Construction	659.8	558.1
Rental and leasing	556.5	543.0
Manufacturing	283.0	234.2
Wholesale trade	245.0	202.8
Health services	205.9	184.3
Printing	188.6	197.9
Waste management	187.5	192.6
Retail trade	111.3	99.2
Packaging	105.8	118.6
Mining, oil and gas	74.5	47.2
Agriculture	61.8	60.6
Other	188.4	177.2
Total equipment financing	$4,735.6	$4,339.2
Residential Mortgage

(in millions)	September 30, 2019	December 31, 2018
Adjustable-rate	$6,916.4	$6,662.0
Fixed-rate	2,392.3	1,492.2
Total residential mortgage	$9,308.7	$8,154.2

Home Equity and Other Consumer

(in millions)	September 30, 2019	December 31, 2018
Home equity lines of credit	$1,739.7	$1,729.9
Home equity loans	217.2	232.5
Other	47.4	47.1
Total home equity and other consumer	$2,004.3	$2,009.5

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
Guidance issued by the Office of the Comptroller of the Currency requires that loans subject to a borrower’s discharge from personal liability following a Chapter 7 bankruptcy be treated as TDRs, included in non-performing loans and written down to the estimated collateral value, regardless of delinquency status. Included in TDRs at September 30, 2019 are $27.6 million of such loans. Of this amount, $24.0 million, or 87%, were less than 90 days past due on their payments as of that date.
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
During the nine months ended September 30, 2019, we performed 75 loan modifications that were not classified as TDRs. The balances of these loans at the time of the respective modifications totaled $220.3 million. In each case, we concluded that the modification did not result in the granting of a concession based on one or more of the following considerations: (i) the receipt of additional collateral (the nature and amount of which was deemed to serve as adequate compensation for other terms of the restructuring) and/or guarantees; (ii) the borrower having access to funds at a market rate for debt with similar risk characteristics as the restructured debt; and (iii) the restructuring resulting in a delay in payment that is insignificant in relation to the other terms of the obligation. See Note 4 to the Consolidated Financial Statements for additional disclosures relating to TDRs.

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
At September 30, 2019, the loan portfolio included $1.1 billion of interest-only residential mortgage loans. People’s United began originating interest-only residential mortgage loans in March 2003. The underwriting guidelines and requirements for such loans are generally more restrictive than those applied to other types of residential mortgage loans. People’s United has not originated interest-only residential mortgage loans that permit negative amortization or optional payment amounts. Amortization of an interest-only residential mortgage loan begins after the initial interest rate changes (e.g. after 5 years for a 5/1 adjustable-rate mortgage). In general, People’s United’s underwriting guidelines for residential mortgage loans require the following: (i) properties must be single-family and owner-occupied primary residences; (ii) lower loan-to-value (“LTV”) ratios (less than 60% on average); (iii) higher credit scores (greater than 700 on average); and (iv) sufficient post-closing reserves.
Updated estimates of property values are obtained from an independent third-party for residential mortgage loans 90 days past due. At September 30, 2019, non-performing residential mortgage loans totaling $0.3 million had current LTV ratios of more than 100%. At that date, the weighted average LTV ratio and FICO score for the residential mortgage loan portfolio were 64% and 760, respectively.
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
During the nine months ended September 30, 2019, the Company issued 15 investor refunds, totaling less than $0.1 million, under contractual recourse agreements. Based on the limited number of repurchase requests the Company has historically received, the immaterial cost associated with such repurchase requests and management’s view that this past experience is consistent with our current and near-term estimate of such exposure, the Company has established a reserve for such repurchase requests, which totaled $0.1 million as of September 30, 2019.
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

The following table sets forth, as of September 30, 2019, the committed amount of HELOCs scheduled to have the draw period end during the years shown:

December 31, (in millions)	Credit Lines
2019	$16.1
2020	130.7
2021	289.6
2022	440.7
2023	457.4
2024	500.6
Later years	2,105.6
Total	$3,940.7
Approximately 86% of our HELOCs are presently in their draw period. Although converted amortizing payment loans represent only a small portion of the portfolio, our default and delinquency statistics indicate a higher level of occurrence for such loans when compared to HELOCs that are still in the draw period.
Delinquency statistics for the HELOC portfolio as of September 30, 2019 are as follows:

	Portfolio Balance	Delinquencies
(dollars in millions)		Amount	Percent
HELOC status:
Still in draw period	$1,501.2	$7.5	0.50%
Amortizing payment	238.5	15.2	6.39
For the nine months ended September 30, 2019, 53% of our borrowers with balances outstanding under HELOCs paid only the minimum amount due.
The majority of home equity loans fully amortize over terms ranging from 5 to 20 years. Home equity loans are limited to first or second liens on a borrower’s primary residence. The maximum LTV ratio is 80% on a single-family property, including a condominium, and 70% on a two-family property. Lower LTV ratios are required on larger line amounts.
We are not able, at this time, to develop statistics for the entire home equity portfolio (both HELOCs and home equity loans) with respect to first liens serviced by third parties that have priority over our junior liens, as lien position data has not historically been captured on our loan servicing systems. As of September 30, 2019, full and complete first lien position data was not readily available for 33% of the home equity portfolio. Effective January 2011, we began tracking lien position data for all new originations and our collections department continues to add lien position data once a loan reaches 75 days past due in connection with our updated assessment of combined loan-to-value (“CLTV”) exposure, which takes place for loans 90 days past due. In addition, when we are notified that the holder of a superior lien has commenced a foreclosure action, our home equity account is identified in the collections system for ongoing monitoring of the legal action. As of September 30, 2019, the portion of the home equity portfolio more than 90 days past due with a CLTV greater than 80% was $3.6 million.
As of September 30, 2019, full and complete first lien position data was readily available for 67%, or $1.3 billion, of the home equity portfolio. Of that total, 40%, or $520.6 million, are in a junior lien position. We estimate that of those junior liens, 35%, or $182.2 million, are held or serviced by others.
When the first lien is held by a third-party, we can, in some cases, obtain an indication that a first lien is in default through information reported to credit bureaus. However, because more than one mortgage may be reported in a borrower’s credit report and there may not be a corresponding property address associated with reported mortgages, we are often unable to associate a specific first lien with our junior lien. As of September 30, 2019, there were 34 loans totaling $2.2 million for which we have received notification that the holder of a superior lien has commenced foreclosure action. For 17 of the loans (totaling $0.9 million), our second lien position was performing at the time such foreclosure action was commenced. The total estimated loss related to those 17 loans was less than $0.1 million as of September 30, 2019. It is important to note that the percentage of new home equity originations for which we hold the first lien has increased steadily from approximately 40% in 2009 to approximately 60% as of September 30, 2019.

We believe there are several factors that serve to mitigate the potential risk associated with the limitations on available first lien data. Most importantly, our underwriting guidelines for home equity loans, which have been, and continue to be, consistently applied, generally require the following: (i) properties located within our geographic footprint; (ii) lower LTV ratios; and (iii) higher credit scores. Notwithstanding the maximum LTV ratios and minimum FICO scores discussed previously, actual LTV ratios at origination were less than 60% on average and current FICO scores of our borrowers are greater than 750 on average. In addition, as of September 30, 2019, 96% of the portfolio balance relates to originations that occurred since 2005, which is generally recognized as the peak of the last housing bubble. We believe these factors are a primary reason for the portfolio’s relatively low level of non-performing loans and net loan charge-offs, both in terms of absolute dollars and as a percentage of average total loans.
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
As of September 30, 2019, the weighted average CLTV ratio and FICO score for the home equity portfolio were 58% and 764, respectively.
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
People’s United’s construction loan portfolio totaled $955.4 million (2% of total loans) at September 30, 2019. The total committed amount at that date, including both the outstanding balance and the unadvanced portion of such loans, was $1.8 billion. In some cases, a portion of the total committed amount includes an accompanying interest reserve. At September 30, 2019, construction loans totaling $466.9 million had remaining available interest reserves of $52.0 million. At that date, the Company had no construction loans with interest reserves that were on non-accrual status and included in non-performing loans.
Historically, certain economic conditions have resulted in an increase in the number of extension requests for commercial real estate and construction loans, some of which may have included related repayment guarantees. Modifications of commercial real estate loans involving maturity extensions are evaluated according to the Company’s normal underwriting standards and are classified as TDRs if the borrower is experiencing financial difficulty and is afforded a concession by People’s United similar to those discussed previously. People’s United had $3.9 million of restructured construction loans at September 30, 2019.

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
In establishing the allowance for loan losses for larger-balance, non-homogeneous loans, the Company also gives consideration to certain qualitative factors, including the macroeconomic environment and any potential imprecision inherent in its loan loss model that may result from having limited historical loan loss data which, in turn, may result in inaccurate probability of default and loss-given-default estimates. In this manner, historical portfolio experience, as described above, is not adjusted and the allowance for loan losses always includes a component attributable to qualitative factors, the degree of which may change from period to period as such qualitative factors indicate improving or worsening trends. The Company evaluates the qualitative factors on a quarterly basis in order to conclude that they continue to be appropriate. There were no significant changes in our approach to determining the qualitative component of the related allowance for loan losses during the nine months ended September 30, 2019.
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
In establishing the allowance for loan losses for smaller-balance, homogeneous loans, the amount reflecting the Company’s consideration of qualitative factors is added to the amount attributable to historical portfolio loss experience. In this manner, historical charge-off data (whether periods or amounts) is not adjusted and the allowance for loan losses always includes a component attributable to qualitative factors, the degree of which may change from period to period as such qualitative factors indicate improving or worsening trends. The Company evaluates the qualitative factors on a quarterly basis in order to conclude that they continue to be appropriate. There were no significant changes in our approach to determining the qualitative component of the related allowance for loan losses during the nine months ended September 30, 2019.

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
People’s United did not change its methodologies with respect to determining the allowance for loan losses during the nine months of 2019. As part of its ongoing assessment of the allowance for loan losses, People’s United regularly makes refinements to certain underlying assumptions used in its methodologies. However, such refinements did not have a material impact on the allowance for loan losses or the provision for loan losses as of or for the nine months ended September 30, 2019.
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

For purchased performing loans, the required allowance for loan losses is determined in a manner similar to that for originated loans with a provision for loan losses only recorded when the required allowance for loan losses exceeds any remaining purchase discount at the loan level. For PCI loans, the difference between contractually required principal and interest payments at the acquisition date and the undiscounted cash flows expected to be collected at the acquisition date is referred to as the “nonaccretable difference”, which includes an estimate of future credit losses expected to be incurred over the life of the loans in each pool. A decrease in the expected cash flows in subsequent periods requires the establishment of an allowance for loan losses at that time. At September 30, 2019 and December 31, 2018, the allowance for loan losses on acquired loans totaled $3.7 million and $4.1 million, respectively.
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
Provision and Allowance for Loan Losses

	Three Months Ended			Nine Months Ended
(dollars in millions)	Sept. 30, 2019	June 30, 2019	Sept. 30, 2018	Sept. 30, 2019	Sept. 30, 2018
Allowance for loan losses on originated loans:
Balance at beginning of period	$240.1	$236.9	$232.8	$236.3	$230.8
Charge-offs	(6.8)	(4.4)	(6.4)	(16.8)	(15.5)
Recoveries	2.1	2.2	1.0	6.5	4.3
Net loan charge-offs	(4.7)	(2.2)	(5.4)	(10.3)	(11.2)
Provision for loan losses	6.9	5.4	6.5	16.3	14.3
Balance at end of period	$242.3	$240.1	$233.9	$242.3	$233.9
Allowance for loan losses on acquired loans:
Balance at beginning of period	$3.9	$4.0	$4.0	$4.1	$3.6
Charge-offs	(1.4)	(2.9)	(2.0)	(6.2)	(6.3)
Recoveries	0.3	0.6	0.4	1.1	1.0
Net loan charge-offs	(1.1)	(2.3)	(1.6)	(5.1)	(5.3)
Provision for loan losses	0.9	2.2	1.7	4.7	5.8
Balance at end of period	$3.7	$3.9	$4.1	$3.7	$4.1
Total allowance for loan losses	$246.0	$244.0	$238.0	$246.0	$238.0
Originated commercial allowance for loan losses as a percentage of originated commercial loans	0.89%	0.91%	0.94%	0.89%	0.94%
Originated retail allowance for loan losses as a percentage of originated retail loans	0.35	0.34	0.36	0.35	0.36
Total originated allowance for loan losses as a percentage of:
Originated loans	0.75	0.76	0.78	0.75	0.78
Originated non-performing loans	156.0	146.0	147.9	156.0	147.9

The provision for loan losses on originated loans totaled $6.9 million for the three months ended September 30, 2019, reflecting $4.7 million in net loan charge-offs and an increase in the originated allowance for loan losses in response to portfolio-specific risk factors and loan mix. The provision for loan losses on acquired loans for the three months ended September 30, 2019 reflects net loan charge-offs of $1.1 million. The provision for loan losses on originated loans totaled $6.5 million in the year-ago period, reflecting $5.4 million in net loan charge-offs and an increase in the originated allowance for loan losses in response to portfolio-specific risk factors and loan growth. The provision for loan losses on acquired loans for the three months ended September 30, 2018 reflects loan impairment.
Management believes that the level of the allowance for loan losses at September 30, 2019 is appropriate to cover probable losses.
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
Net Loan Charge-Offs (Recoveries)

	Three Months Ended			Nine Months Ended
(in millions)	Sept. 30, 2019	June 30, 2019	Sept. 30, 2018	Sept. 30, 2019	Sept. 30, 2018
Commercial:
Commercial real estate	$(0.2)	$0.1	$1.7	$1.0	$2.9
Commercial and industrial	1.6	0.2	2.2	3.5	5.6
Equipment financing	4.2	3.9	2.9	10.3	7.1
Total	5.6	4.2	6.8	14.8	15.6
Retail:
Residential mortgage	—	0.1	0.1	0.2	0.2
Home equity	—	—	(0.1)	(0.2)	0.3
Other consumer	0.2	0.2	0.2	0.6	0.4
Total	0.2	0.3	0.2	0.6	0.9
Total net loan charge-offs	$5.8	$4.5	$7.0	$15.4	$16.5

Net Loan Charge-Offs (Recoveries) as a Percentage of Average Total Loans (Annualized)

	Three Months Ended			Nine Months Ended
	Sept. 30, 2019	June 30, 2019	Sept. 30, 2018	Sept. 30, 2019	Sept. 30, 2018
Commercial:
Commercial real estate	(0.01)%	—%	0.06%	0.01%	0.04%
Commercial and industrial	0.06	0.01	0.10	0.05	0.09
Equipment financing	0.37	0.35	0.28	0.31	0.24
Retail:
Residential mortgage	—	—	0.01	—	—
Home equity	—	—	(0.02)	(0.01)	0.02
Other consumer	1.32	1.46	1.63	1.55	1.20
Total portfolio	0.06%	0.05%	0.09%	0.06%	0.07%
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
All previously accrued but unpaid interest on non-accrual loans is reversed from interest income in the period in which the accrual of interest is discontinued. Interest payments received on non-accrual loans (including impaired loans) are generally applied as a reduction of principal if future collections are doubtful, although such interest payments may be recognized as income. A loan remains on non-accrual status until the factors that indicated doubtful collectability no longer exist or until a loan is determined to be uncollectible and is charged off against the allowance for loan losses. There were no loans past due 90 days or more and still accruing interest at September 30, 2019 or December 31, 2018.

Non-Performing Assets

(dollars in millions)	Sept. 30, 2019	June 30, 2019	Mar. 31, 2019	Dec. 31, 2018	Sept. 30, 2018
Originated non-performing loans:
Commercial:
Commercial real estate	$25.1	$23.2	$33.6	$33.5	$17.2
Commercial and industrial	37.7	45.4	30.3	38.0	44.9
Equipment financing	41.5	42.7	37.5	42.0	49.3
Total	104.3	111.3	101.4	113.5	111.4
Retail:
Residential mortgage	36.6	38.4	35.4	38.9	32.0
Home equity	14.3	14.7	14.1	15.3	14.6
Other consumer	0.1	—	—	—	0.1
Total	51.0	53.1	49.5	54.2	46.7
Total originated non-performing loans (1)	$155.3	164.4	150.9	167.7	158.1
REO:
Residential	$12.3	$8.1	$6.9	$5.5	$4.4
Commercial	7.7	0.6	4.1	8.7	8.7
Total REO	20.0	8.7	11.0	14.2	13.1
Repossessed assets	6.3	5.7	5.6	3.9	2.0
Total non-performing assets	$181.6	$178.8	$167.5	$185.8	$173.2
Originated non-performing loans as a percentage of originated loans	0.48%	0.52%	0.49%	0.55%	0.53%
Non-performing assets as a percentage of:
Originated loans, REO and repossessed assets	0.56	0.56	0.54	0.61	0.57
Tangible stockholders’ equity and originated allowance for loan losses	4.21	4.24	4.23	4.76	4.78

1.Reported net of government guarantees totaling: $1.4 million at September 30, 2019; $1.6 million at June 30, 2019; $1.4 million at March 31, 2019; $1.9 million at December, 31, 2018 and $2.5 million at September 30, 2018. These government guarantees relate, almost entirely, to guarantees provided by the Small Business Administration as well as selected other Federal agencies and represent the carrying value of the loans that are covered by such guarantees, the extent of which (i.e. full or partial) varies by loan. At September 30, 2019, the principal loan classes to which these government guarantees relate are commercial and industrial loans (95%) and commercial real estate loans (5%).
The table above excludes acquired loans that are (i) accounted for as PCI loans and/or (ii) covered by a FDIC loss-share agreement (“LSA”), which totaled $10.1 million at September 30, 2019; $25.8 million at June 30, 2019; $34.3 million at March 31, 2019; $44.1 million at December 31, 2018 and $23.7 million at September 30, 2018. Such loans otherwise meet People’s United’s definition of a non-performing loan but are excluded because the loans are included in loan pools that are considered performing and/or credit losses are covered by an FDIC LSA. The discounts arising from recording these loans at fair value were due, in part, to credit quality. Accordingly, such loans are generally accounted for on a pool basis and the accretable yield on the pools is being recognized as interest income over the life of the loans based on expected cash flows at the pool level. In addition, the table excludes purchased performing loans totaling $11.0 million, $8.3 million, $8.3 million, $6.0 million and $8.6 million at September 30, 2019, June 30, 2019, March 31, 2019, December 31, 2018 and September 30, 2018, respectively, all of which became non-performing subsequent to acquisition.
Total non-performing assets decreased $4.2 million from December 31, 2018 and equaled 0.56% of originated loans, REO and repossessed assets at September 30, 2019. The decrease in total non-performing assets from December 31, 2018 primarily reflects decreases of $8.4 million in non-performing commercial real estate loans (primarily payment-related) and $2.3 million in non-performing residential mortgage loans, partially offset by increases of $5.8 million in REO and $2.4 million in repossessed assets. A single property drove the increase in commercial REO from June 30, 2019 to September 30, 2019.

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
In addition to the non-performing loans discussed above, People’s United has also identified $596.3 million in potential problem loans at September 30, 2019 (all of which are included in the originated portfolio). Potential problem loans represent loans that are currently performing, but for which known information about possible credit deterioration on the part of the related borrowers causes management to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms and which may result in the disclosure of such loans as non-performing at some time in the future. The potential problem loans are generally loans that, although performing, have been classified as “substandard” in accordance with People’s United’s loan rating system, which is consistent with guidelines established by banking regulators.
At September 30, 2019, potential problem loans consisted of equipment financing loans ($304.7 million), commercial and industrial loans ($237.7 million) and commercial real estate loans ($53.9 million). Such loans are closely monitored by management and have remained in performing status for a variety of reasons including, but not limited to, delinquency status, borrower payment history and fair value of the underlying collateral. Management cannot predict the extent to which economic conditions may worsen or whether other factors may adversely impact the ability of these borrowers to make payments. Accordingly, there can be no assurance that potential problem loans will not become 90 days or more past due, be placed on non-accrual status, be restructured, or require additional provisions for loan losses.
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
Asset liquidity is provided by: cash; short-term investments and securities purchased under agreements to resell; proceeds from maturities, principal repayments and sales of securities; and proceeds from scheduled principal collections, prepayments and sales of loans. In addition, certain securities may be used to collateralize borrowings under repurchase agreements. The Consolidated Statements of Cash Flows present data on cash provided by and used in People’s United’s operating, investing and financing activities. At September 30, 2019, People’s United (parent company) liquid assets included $397 million in cash and $8 million in equity securities, while the Bank’s liquid assets included $3.0 billion in debt securities available-for-sale and $396 million in cash and cash equivalents. At September 30, 2019, debt securities available-for-sale with a fair value of $2.1 billion and debt securities held-to-maturity with an amortized cost of $1.7 billion were pledged as collateral for public deposits and for other purposes.
Liability liquidity is measured by both People’s United’s and the Bank’s ability to obtain deposits and borrowings at cost-effective rates that are diversified with respect to markets and maturities. Deposits, which are considered the most stable source of liability liquidity, totaled $38.6 billion at September 30, 2019 and represented 75% of total funding (the sum of total deposits, total borrowings, notes and debentures, and stockholders’ equity). Borrowings are used to diversify People’s United’s funding mix and to support asset growth. Borrowings and notes and debentures totaled $4.6 billion and $916 million, respectively, at September 30, 2019, representing 9% and 2%, respectively, of total funding at that date.

The Bank’s current available sources of borrowings include: federal funds purchased, advances from the Federal Home Loan Bank (the “FHLB”) of Boston and the Federal Reserve Bank of New York (the “FRB-NY,”), and repurchase agreements. At September 30, 2019, the Bank’s total borrowing capacity from (i) the FHLB of Boston and the FRB-NY for advances and (ii) repurchase agreements was $11.9 billion based on the level of qualifying collateral available for these borrowings. In addition, the Bank had unsecured borrowing capacity of $1.5 billion at that date. FHLB advances are secured by the Bank’s investment in FHLB stock and by a security agreement that requires the Bank to maintain, as collateral, sufficient qualifying assets not otherwise pledged (principally single-family residential mortgage loans, home equity lines of credit and loans, and commercial real estate loans).
At September 30, 2019, the Bank had outstanding commitments to originate loans totaling $1.6 billion and approved, but unused, lines of credit extended to customers totaling $8.1 billion (including $2.5 billion of HELOCs).
The sources of liquidity discussed above are deemed by management to be sufficient to fund outstanding loan commitments and to meet both People’s United’s and the Bank’s other obligations.

Stockholders' Equity and Dividends
People’s United’s total stockholders’ equity was $7.13 billion at September 30, 2019, a $596.8 million increase from December 31, 2018. This increase primarily reflects: (i) net income of $383.0 million for the nine months ended September 30, 2019; (ii) the issuance of 19.7 million shares of People’s United common stock in the BSB Bancorp acquisition with a fair value of $324.5 million; and (iii) a $74.5 million decrease in accumulated other comprehensive loss ("AOCL") since December 31, 2018, partially offset by dividends paid of $215.4 million in the nine months ended September 30, 2019. The decrease in AOCL, net of tax, primarily reflects a $63.2 million decrease in the unrealized loss on debt securities available-for-sale. As a percentage of total assets, stockholders’ equity was 13.7% and 13.6% at September 30, 2019 and December 31, 2018, respectively. Tangible common equity equaled 7.8% of tangible assets at September 30, 2019 compared to 7.6% at December 31, 2018.
In October 2019, People’s United’s Board of Directors declared a quarterly dividend on its common stock of $0.1775 per common share. The dividend is payable on November 15, 2019 to shareholders of record on October 31, 2019. Also in October 2019, People’s United’s Board of Directors declared a dividend on its preferred stock, payable on December 15, 2019 to preferred shareholders of record as of December 1, 2019. In August 2019, the Bank paid a cash dividend of $131.0 million to People’s United (parent company).
In June 2019, the Company’s Board of Directors authorized the repurchase of up to 20.0 million shares of People’s United’s common stock. Such shares may be repurchased, either directly or through agents, in the open market at prices and terms satisfactory to management. To date, no shares have been repurchased.

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
The following is a summary of People’s United’s and the Bank’s regulatory capital amounts and ratios under the Basel III capital rules. The minimum capital required amounts as of September 30, 2019 and December 31, 2018 are based on the capital conservation buffer phase-in provisions of the Basel III capital rules. In connection with the adoption of the Basel III capital rules, both the Company and the Bank elected to opt-out of the requirement to include most components of AOCL in CET 1 capital. As discussed in Note 15 to the Consolidated Financial Statements, People's United adopted, effective January 1, 2019, new accounting guidance relating to leases. Upon adoption, the Company recorded (i) operating lease liabilities totaling $268.8 million and (ii) corresponding ROU assets totaling $248.5 million. This transition adjustment served to increase risk-weighted assets, resulting in an approximate 5-10 basis point decrease in the risk-based capital ratios of both the Company and the Bank at that time. As also discussed in Note 15, the Company's adoption of a new accounting standard related to financial instruments, effective January 1, 2020, could result in a 10-15 basis points decrease in the capital ratios at both the Bank and People's United. At September 30, 2019, People’s United’s and the Bank’s total risk-weighted assets, as defined, were $39.8 billion and $39.7 billion, respectively, compared to $35.9 billion for both at December 31, 2018.

			Minimum Capital Required		Classification as Well-Capitalized
	As of September 30, 2019
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Capital (1):
People’s United	$4,253.3	8.7%	$1,944.8	4.0%	N/A	N/A
Bank	4,293.8	8.8	1,944.2	4.0	$2,430.3	5.0%
CET 1 Risk-Based Capital (2):
People’s United	4,009.2	10.1	2,785.6	7.0	N/A	N/A
Bank	4,293.8	10.8	2,781.9	7.0	2,583.2	6.5
Tier 1 Risk-Based Capital (3):
People’s United	4,253.3	10.7	3,382.5	8.5	2,387.7	6.0
Bank	4,293.8	10.8	3,378.0	8.5	3,179.3	8.0
Total Risk-Based Capital (4):
People’s United	4,776.7	12.0	4,178.4	10.5	3,979.4	10.0
Bank	4,862.6	12.2	4,172.9	10.5	3,974.2	10.0

			Minimum Capital Required		Classification as
	As of December 31, 2018		Basel III Phase-In (2018)		Well-Capitalized
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Capital (1):
People's United	$3,927.2	8.7%	$1,806.0	4.0%	N/A	N/A
Bank	4,076.0	9.0	1,805.4	4.0	$2,256.8	5.0%
CET 1 Risk-Based Capital (2):
People's United	3,683.1	10.3	2,289.3	6.375	N/A	N/A
Bank	4,076.0	11.4	2,287.1	6.375	2,331.9	6.5
Tier 1 Risk-Based Capital (3):
People's United	3,927.2	10.9	2,827.9	7.875	2,154.6	6.0
Bank	4,076.0	11.4	2,825.2	7.875	2,870.0	8.0
Total Risk-Based Capital (4):
People's United	4,505.7	12.5	3,546.1	9.875	3,591.0	10.0
Bank	4,719.1	13.2	3,542.7	9.875	3,587.5	10.0

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
The following tables set forth the estimated percent change in the Company’s net interest income at risk over one-year simulation periods beginning September 30, 2019 and December 31, 2018. Given the interest rate environment at September 30, 2019, the down 200 basis points scenario is no longer simulated due to negative intermediate and long rates in this scenario.

	Estimated Percent Change in Net Interest Income
Parallel Shock Rate Change (basis points)
	September 30, 2019	December 31, 2018
+300	8.9%	7.6%
+200	6.4	5.3
+100	3.6	2.8
-100	(4.2)	(3.6)
-200	N/A	(9.9)

	Estimated Percent Change in Net Interest Income
Yield Curve Twist Rate Change (basis points)
	September 30, 2019	December 31, 2018
Short End -100	(1.7)%	(1.7)%
Short End +100	1.9	1.6
Long End -100	(2.4)	(1.8)
Long End +100	1.8	1.3

The net interest income at risk simulation results indicate that at both September 30, 2019 and December 31, 2018, the Company is asset sensitive over the twelve-month forecast horizon (i.e. net interest income will increase if market rates rise). The asset sensitive position at September 30, 2019 primarily reflects: (i) approximately 87% of the Company’s loan portfolio being funded by less rate-sensitive core deposits; (ii) approximately 44% of the Company’s loan portfolio being comprised of Prime Rate and one-month Libor-based floating rate loans; and (iii) the repricing of variable-rate loans, the origination of fixed-rate loans as well as the purchase and reinvestment of securities all over the twelve-month forecast horizon.
The Company’s asset sensitivity increased since December 31, 2018 primarily due to (i) organic loan and deposit growth and (ii) faster mortgage-backed security and residential mortgage loan prepayments as a result of lower long-end interest rates; partially offset by a slightly negative sensitivity impact from the acquisition of BSB Bancorp in April 2019 and the elevated maturities of certificates of deposit. Based on the Company’s IRR position at September 30, 2019, an immediate 100 basis point parallel increase in interest rates translates to an approximate $51 million increase in net interest income on an annualized basis.

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
The following table sets forth the estimated percent change in the Company’s economic value of equity at risk, assuming various instantaneous parallel shocks in interest rates. Given the current spot interest rate curve at September 30, 2019, a down 200 basis point rate scenario is no longer simulated due to negative intermediate and long rates in this scenario.

	Estimated Percent Change in Economic Value of Equity
Parallel Shock Rate Change (basis points)
	September 30, 2019	December 31, 2018
+300	(7.8)%	(12.0)%
+200	(3.0)	(7.2)
+100	0.5	(2.8)
-100	(5.4)	(1.0)
-200	N/A	(6.7)
The Company’s economic value of equity at risk profile indicates that at both September 30, 2019 and December 31, 2018, the Company’s economic value of equity is liability sensitive in a rising rate environment. The favorable sensitivity change since December 31, 2018 primarily reflects an increase in the modeled weighted average life of non-maturity deposits and a decrease in the duration of both mortgage-backed securities and residential mortgage loans resulting from lower long-end interest rates, partially offset by an unfavorable sensitivity impact from the acquisition of BSB Bancorp and modeling updates.
People’s United’s IRR position at September 30, 2019, as set forth in the net interest income at risk and economic value of equity at risk tables above, reflects an asset sensitive net interest income at risk position and a liability sensitive economic value of equity position. From a net interest income perspective, asset sensitivity over the next 12 months is primarily attributable to the effect of the substantial Prime and Libor-based loan balances that are funded mainly by less rate-sensitive deposits. From an economic value of equity perspective, liability sensitive risk position is driven primarily by optionality from residential mortgage-related assets and non-maturity deposits. In a rising rate environment, the Company’s assets are more price sensitive than its liabilities as asset duration lengthens and non-maturity deposit duration shortens. Given the uncertainty of the magnitude, timing and direction of future interest rate movements and the shape of the yield curve, actual results may vary from those predicted by the Company’s models.
Management has established procedures to be followed in the event of an anticipated or actual breach in policy limits. As of September 30, 2019, there were no breaches of the Company’s internal policy limits with respect to either IRR measure. Management utilizes both interest rate measures in the normal course of measuring and managing IRR and believes that each measure is valuable in understanding the Company’s IRR position.
People’s United uses derivative financial instruments, including interest rate swaps, as components of its market risk management (principally to manage IRR). Certain other derivatives are entered into in connection with transactions with commercial customers. Derivatives are not used for speculative purposes. At September 30, 2019, People’s United used interest rate swaps to manage IRR associated with certain interest-bearing assets and interest-bearing liabilities.

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
Certain of People’s United’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of master netting arrangements and posted collateral). The aggregate fair value of derivative instruments with such credit-related contingent features that were in a net liability position at September 30, 2019 was $1.4 million, for which People’s United had posted collateral of $0.8 million in the normal course of business. If the Company’s senior unsecured debt rating had fallen below investment grade as of that date, $0.6 million in additional collateral would have been required.
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

Derivative Financial Instruments
The following table summarizes certain information concerning derivative financial instruments utilized by People’s United in its management of IRR and foreign currency risk:

	Interest Rate Swaps		Foreign Exchange Contracts
As of September 30, 2019 (dollars in millions)	Cash Flow Hedge	Fair Value Hedge
Notional principal amounts	$210.0	$375.0	$74.8
Weighted average interest rates:
Pay floating (receive fixed)	2.09%(1.72%)	Libor + 1.265% (4.00%)	N/A
Weighted average remaining term to maturity (in months)	13	58	4
Fair value:
Recognized as an asset	$—	$—	$1.4
Recognized as a liability	—	—	1.3
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
The following table summarizes certain information concerning these interest rate swaps and caps:

	Interest Rate Swaps		Interest Rate Caps
As of September 30, 2019 (dollars in millions)	Commercial Customers	Institutional Counterparties	Commercial Customers	Institutional Counterparties
Notional principal amounts	$7,592.8	$7,599.6	$264.2	$264.2
Weighted average interest rates:
Pay floating (receive fixed)	2.12%(2.47%)	—	N/A	N/A
Pay fixed (receive floating)	—	2.34%(2.12%)	N/A	N/A
Weighted average strike rate	N/A	N/A	3.28%	3.28%
Weighted average remaining term to maturity (in months)	83	83	26	26
Fair value:
Recognized as an asset	$416.2	$4.9	$2.1	$—
Recognized as a liability	0.7	73.6	—	2.1
See Notes 12 and 13 to the Consolidated Financial Statements for further information relating to derivatives.
Item 3 – Quantitative and Qualitative Disclosures About Market Risk
The information required by this item appears on pages 96 through 100 of this report.

Item 4 – Controls and Procedures
People’s United’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of People’s United’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that People’s United’s disclosure controls and procedures are effective, as of September 30, 2019, to ensure that information relating to People’s United, which is required to be disclosed in the reports People’s United files with the SEC under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

During the quarter ended September 30, 2019, there has not been any change in People’s United’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, People’s United’s internal control over financial reporting.

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
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table provides information with respect to purchases made by People’s United of its common stock during the three months ended September 30, 2019:
Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1 - 31, 2019
Tendered by employees (1)	—	$—	—	—
August 1 - 31, 2019
Tendered by employees (1)	245	$15.19	—	—
September 1 - 30, 2019
Tendered by employees (1)	6,432	$14.62	—	—
Total:
Tendered by employees (1)	6,677	$14.64	—	—

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

Item 3 – Defaults Upon Senior Securities
None.
Item 4 – Mine Safety Disclosures
None.

Item 5 – Other Information
None.
Item 6 – Exhibits
The following Exhibits are filed herewith:

Designation	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.1	The following financial information from People’s United Financial, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019 formatted in XBRL: (i) Consolidated Statements of Condition as of September 30, 2019 and December 31, 2018; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2019 and 2018; (v) Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2019 and 2018; and (vi) Notes to Consolidated Financial Statements.

INDEX TO EXHIBITS

Designation	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.1	The following financial information from People’s United Financial, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019 formatted in XBRL: (i) Consolidated Statements of Condition as of September 30, 2019 and December 31, 2018; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2019 and 2018; (v) Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2019 and 2018; and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, People’s United Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLE’S UNITED FINANCIAL, INC.

Date: November 12, 2019	By:	/s/ John P. Barnes
John P. Barnes
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2019	By:	/s/ R. David Rosato
R. David Rosato
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: November 12, 2019	By:	/s/ Jeffrey Hoyt
Jeffrey Hoyt
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)