Form 10-K
period 2019-12-31
People's United Financial, Inc.
filed 2020-03-02
CIK 1378946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-K
____________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
____________________________________________
People's United Financial, Inc.
(Exact name of registrant as specified in its charter)
____________________________________________
001-33326
(Commission File Number)

Delaware	20-8447891
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
850 Main Street
Bridgeport, Connecticut 06604
(Address of principal executive offices, including zip code)
(203) 338-7171
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	Trading Symbol	(Name of each exchange on which registered)
Common Stock, $0.01 par value per share	PBCT	NASDAQ Global Select Market
Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A, $0.01 par value per share	PBCTP	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None.
____________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant, based upon the last reported sales price of its common stock as of the last business day of the registrant’s most recently completed second quarter on the NASDAQ Global Select Market was approximately $6.69 billion.
As of February 14, 2020, there were 433,739,103 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2020, are incorporated by reference into Part III.

PEOPLE’S UNITED FINANCIAL, INC.
2019 FORM 10-K

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
Effective April 1, 2017, People’s United completed its acquisition of Suffolk Bancorp (“Suffolk”) based in Riverhead, New York. Effective August 1, 2017, the Bank completed its acquisition of LEAF Commercial Capital, Inc. (“LEAF”). Effective June 27, 2018, the Bank completed its acquisition of Vend Lease Company (“Vend Lease”). Effective  October 1, 2018, People’s United completed its acquisition of First Connecticut Bancorp, Inc. (“First Connecticut”) based in Farmington, Connecticut. Effective January 2, 2019, the Bank completed its acquisition of VAR Technology Finance (“VAR”). Both Vend Lease and VAR are now considered divisions of LEAF. Effective April 1, 2019, People’s United completed its acquisition of BSB Bancorp, Inc. (“BSB Bancorp”) based in Belmont, Massachusetts. Effective November 1, 2019, People’s United completed its acquisition of United Financial Bancorp, Inc. (“United Financial”) based in Hartford, Connecticut. The assets acquired and liabilities assumed in these transactions were recorded at their estimated fair values as of the respective closing dates. People’s United’s results of operations include the results of these acquired companies beginning with the respective effective dates. See Note 2 to the Consolidated Financial Statements for a further discussion on these acquisitions.
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
In addition to traditional banking activities, the Bank provides specialized financial services tailored to specific markets including: personal, institutional and employee benefit trust; cash management; and municipal banking. Through its  non-banking subsidiaries, the Bank offers: brokerage, financial advisory services, investment management services and life insurance through People’s Securities, Inc. (“PSI”); equipment financing through People’s Capital and Leasing Corp. (“PCLC”), People’s United Equipment Finance Corp. (“PUEFC”) and LEAF; investment advisory services and financial management and planning services through People’s United Advisors, Inc. (“PUA”) and commercial insurance services through People’s United Insurance Agency, Inc. (“PUIA”).
This full-range of financial services is delivered through a network of 450 branches located in Connecticut, southeastern New York, Massachusetts, Vermont, New Hampshire and Maine, including 85 full-service Stop & Shop supermarket branches throughout Connecticut and 62 in southeastern New York that provide customers with seven-days-a-week banking in most locations. The Bank’s distribution network includes investment and brokerage offices, commercial banking offices, online banking and investment trading, a 24-hour telephone banking service and participation in a worldwide ATM network. PCLC, PUEFC and LEAF maintain a sales presence in 16 states to support equipment financing operations throughout the United States. The Bank maintains a mortgage warehouse lending group located in Kentucky and a national credits group that has participations in commercial loans and commercial real estate loans to borrowers in various industries on a national scale.
People’s United’s operations are divided into three primary operating segments that represent its core businesses: Commercial Banking; Retail Banking; and Wealth Management. In addition, the Treasury area manages People’s United’s securities portfolio, short-term investments, brokered deposits and wholesale borrowings.
The Company’s operating segments have been aggregated into two reportable segments: Commercial Banking and Retail Banking. Commercial Banking consists principally of commercial real estate lending, commercial and industrial lending, and commercial deposit gathering activities. This segment also includes the equipment financing operations of PCLC, PUEFC and LEAF, as well as cash management, correspondent banking, municipal banking, institutional trust services, corporate trust, commercial insurance services provided by PUIA and private banking. Retail Banking includes, as its principal business lines, consumer lending (including residential mortgage and home equity lending) and consumer deposit gathering activities. This segment also includes brokerage, financial advisory services, investment management services and life insurance provided by PSI, investment advisory services and financial management and planning services provided by PUA and non-institutional trust services.
Further discussion of People’s United’s business and operations appears on pages 18 through 70.

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
Federal law prohibits a bank holding company directly or indirectly, from acquiring:
•control (as defined under the BHC Act) of another bank (or a holding company parent) without prior FRB approval;
•through merger, consolidation or purchase of assets, another bank or a holding company thereof, or acquiring all or substantially all of the assets of such institution or holding company without prior approval by the FRB or the Office of the Comptroller of the Currency (the “OCC”); or
•control of any depository institution not insured by the Federal Deposit Insurance Corporation (the “FDIC”) (except through a merger with and into the holding company’s bank subsidiary that is approved by the OCC).
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
Regulatory Capital Requirements
Bank holding companies and national banks are subject to various regulations regarding capital requirements administered by U.S. banking agencies. The FRB (in the case of a bank holding company) and the OCC (in the case of a bank) may initiate certain actions if a bank holding company or a bank fails to meet minimum capital requirements. In addition, under its prompt corrective action regulations, the OCC is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized bank. These actions could have a direct material effect on a bank’s financial statements. People’s United and the Bank are subject to regulatory capital requirements administered by the FRB and the OCC, respectively. Both People's United and the Bank are subject to capital rules (the “Basel III capital rules”) issued by U.S. banking agencies.
See Management’s Discussion and Analysis—Regulatory Capital Requirements beginning on page 65 for a further discussion regarding capital requirements.

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
The Bank’s brokerage subsidiary, PSI, is regulated by the SEC, the Financial Industry Regulatory Authority and state securities regulators. PUA is subject to the disclosure and regulatory requirements of the Investment Advisers Act of 1940, as administered by the SEC. PUIA is subject to regulation by applicable state insurance regulators.
Activity Powers. National association banks derive their lending, investment and other activity powers primarily from the National Bank Act and the regulations of the OCC thereunder. Under these laws and regulations, national banks generally may invest in:
•real estate mortgages;
•consumer and commercial loans;
•certain types of debt securities; and
•certain other assets.

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
The aggregate liability of a parent holding company is limited to the lesser of:
•an amount equal to 5% of the bank’s total assets at the time it became “undercapitalized”; and
•the amount that is necessary (or would have been necessary) to bring the bank into compliance with all capital standards applicable with respect to such bank as of the time it fails to comply with a capital restoration plan.
If a bank fails to submit an acceptable plan, it is treated as if it were “significantly undercapitalized.” Banks that are significantly or critically undercapitalized are subject to a wider range of regulatory requirements and restrictions. Under OCC regulations, generally, a national bank is treated as “well-capitalized” if its Total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 8% or greater, its Common Equity Tier 1 (“CET 1”) capital ratio is 6.5% or greater and its  Tier 1 leverage ratio is 5% or greater, and it is not subject to any order or directive by the OCC to meet a specific capital level. As of December 31, 2019, the Bank’s regulatory capital ratios exceeded the OCC’s numeric criteria for classification as a “well-capitalized” institution. Basel III also revised the prompt corrective action framework by incorporating new regulatory capital minimums.
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
See Management’s Discussion and Analysis—Non-Interest Expense beginning on page 37 for a further discussion regarding regulatory assessments.
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

Current CRA regulations rate an institution based on its actual performance in meeting community needs. In particular, the evaluation system focuses on three tests:
•a lending test, to evaluate the institution’s record of making loans in its service areas;
•an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing and programs benefiting low or moderate income individuals and businesses; and
•a service test, to evaluate the institution’s delivery of services through its branches, ATMs and other offices.
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
The Bank, as a member of the FHLB of Boston, is currently required to purchase and hold shares of capital stock in the FHLB of Boston in an amount equal to 0.20% of the Bank’s Membership Stock Investment Base plus an Activity Based Stock Investment Requirement. The Activity Based Stock Investment Requirement is equal to 3.0% of the principal balance of FHLB advances with an original maturity of one day and 4.0% of the principal balance of FHLB advances with an original maturity of two days or longer. The Bank is in compliance with these requirements. As a result of prior acquisitions, the Bank also holds shares of capital stock in the FHLB of New York. The Bank, as a member of the Federal Reserve Bank system, is currently required to purchase and hold shares of capital stock in the Federal Reserve Bank of New York (the “FRB-NY”) in an amount equal to 6% of its capital and surplus.
Reserve Requirements. FRB reserve regulations require banks to maintain reserves against their transaction accounts (primarily negotiable order of withdrawal and demand deposit accounts). Institutions must maintain a reserve of 3% against aggregate transaction account balances between $16.9 million and $127.5 million (subject to adjustment by the FRB) plus a reserve of 10% (subject to adjustment by the FRB within specific limits) against that portion of total transaction account balances in excess of $127.5 million. The first $16.9 million of otherwise reservable balances is exempt from the reserve requirements. The Bank is in compliance with the foregoing requirements. The required reserves must be maintained in the form of vault cash, or an interest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FRB.
Market Area and Competition
People’s United’s primary market areas are New England and southeastern New York, with Connecticut, Massachusetts and New York having the largest concentration of its loans, deposits and branches. At December 31, 2019, 25%, 22% and 18% of the Company’s loans by outstanding principal amount were to customers located within Connecticut, Massachusetts and New York, respectively. Loans to customers located in the New England states as a group represented 58% of total loans at December 31, 2019. However, substantially the entire equipment financing portfolio (95% at December 31, 2019) was to customers located outside of New England. At December 31, 2019, 30% of the equipment financing portfolio was to customers located in Texas, California and New York, and no other state exposure was greater than 7%.
As of June 30, 2019, People’s United had: (i) the largest market share of deposits in Fairfield County, Connecticut; (ii) the second largest market share of deposits in the state of Connecticut; and (iii) the largest market share of deposits in the state of Vermont. People’s United competes for deposits, loans and financial services with commercial banks, savings institutions, commercial and consumer finance companies, mortgage banking companies, insurance companies, credit unions and a variety of other institutional lenders and securities firms.
As People’s United’s predominant market, Connecticut is one of the most attractive banking markets in the U.S. With a total population of approximately 3.6 million and a median household income of $79,835, Connecticut ranks seventh in the U.S., well above the U.S. median household income of $66,010, according to U.S. Census data and SNL Financial. The median household income in New York, which has the Company’s second highest number of branches, was $71,961, according to U.S. Census data and SNL Financial. The median household income in Massachusetts and Vermont, which have the Company’s third and fourth highest number of branches, was $85,145 and $64,823, respectively, according to U.S. Census data and SNL Financial.
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

Personnel
As of December 31, 2019, People’s United had 6,110 full-time and 389 part-time employees.
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
The Geographic Concentration of Our Loan Portfolio Could Make Us Vulnerable to a Downturn in the Economies in Which We Operate
At December 31, 2019, 25%, 22% and 18% of the Company’s loans by outstanding principal amount were to customers located within Connecticut, Massachusetts and New York, respectively. Loans to people and businesses located in the New England states as a group represented 58% of total loans at that date. How well our business performs depends very much on the health of these regional and local economies. We could experience losses in our real estate-related loan portfolios if the prices for housing and other kinds of real estate decreased significantly in New England or southeastern New York.
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

In addition, our ability to continue to originate real estate loans may be impaired by adverse changes in the local and regional economic conditions in these real estate markets. Decreases in real estate values could adversely affect the value of property used as collateral for our loans. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings. In addition, if poor economic conditions result in decreased demand for real estate loans, our profits may decrease because our alternative investments may be less profitable than real estate loans.
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
People’s United maintains the allowance for loan losses at a level that is deemed to be appropriate to absorb probable losses inherent in the respective loan portfolios, based on a quarterly evaluation of a variety of factors. These factors include, but are not limited to: People’s United’s historical loan loss experience and recent trends in that experience; risk ratings assigned by lending personnel to commercial real estate loans, commercial and industrial loans and equipment financing loans, and the results of ongoing reviews of those ratings by People’s United’s independent loan review function; an evaluation of delinquent and non-performing loans and related collateral values; the probability of loss in view of geographic and industry concentrations and other portfolio risk characteristics; the present financial condition of borrowers; and current economic conditions. While People’s United seeks to use the best available information to make these evaluations and, at  December 31, 2019, believed that the allowance for loan losses was appropriate to cover probable losses inherent in the existing loan portfolio, it is possible that borrower defaults could exceed the current estimates for loan losses, which would reduce earnings.
In June 2016, the Financial Accounting Standards Board (the “FASB”) amended its standards with respect to certain aspects of measurement, recognition and disclosure of credit losses on loans and other financial instruments carried at amortized cost (the “CECL standard”). These amendments require an entity to record, at the time of origination, an estimate of credit losses expected throughout the life of the asset, as opposed to the current practice of recording losses when a loss event is “probable” of having occurred. Subsequent changes in the initial estimate of credit losses are recorded through provision for loan losses. The CECL standard is effective for People’s United on January 1, 2020 and, in connection with its adoption, the Company will record a one-time cumulative effect adjustment to the allowance for credit losses and retained earnings. Prospectively, the CECL standard could materially affect how the allowance for credit losses is determined, which could have a material adverse effect on our business, results of operations and financial condition. See Note 1 (specifically the section entitled New Accounting Standards) to the Consolidated Financial Statements for additional information.
Changes in Our Asset Quality Could Adversely Affect Our Results of Operations and Financial Condition
Asset quality measures the performance of a borrower in repaying a loan, with interest, on time. While we believe we have benefited from relatively stable asset quality, there are elements of our loan portfolio that inherently present greater credit risk, such as interest-only residential mortgage loans, home equity loans and lines with incomplete first lien data, and commercial real estate loans. Each of these portfolio risk elements, where potentially material in the context of our overall loan portfolio, are discussed in greater detail within Management’s Discussion and Analysis—Asset Quality beginning on page 49. While the Company believes that it manages asset quality through prudent underwriting practices and collection operations, it is possible that our asset quality could deteriorate, depending upon economic conditions and other factors.

Availability of First Lien Data With Respect to Our Home Equity Loans and Lines of Credit Could Delay Our Response to Any Deterioration in the Borrower’s Credit
We do not currently have statistics for our entire portfolio of home equity loans and lines of credit with respect to first liens serviced by third parties that have priority over our junior liens, as we did not historically capture that data on our loan servicing systems. As a result, we may therefore be unaware that the loan secured by the first lien is not performing, which could delay our response to an apparent deterioration in the borrower’s creditworthiness. As of December 31, 2019, full and complete first lien position data was not readily available for 47% of the home equity portfolio which, in turn, represented  3% of our overall loan portfolio at that date.
We are working to obtain the missing first lien information and have, in certain cases, obtained the data through information reported to credit bureaus when the borrower defaults. This data collection effort, however, can be more difficult in cases where more than one mortgage is reported in a borrower’s credit report and/or there is not a corresponding property address associated with a reported mortgage, in which case we are often unable to associate a specific first lien with our junior lien. See the discussion in Management’s Discussion and Analysis—Asset Quality—Portfolio Risk Elements—Home Equity Lending beginning on page 50 for more detail, including steps we are taking to otherwise address this issue.
The Success of Our Stop & Shop Branches Depends on the Success of the Stop & Shop Brand
One element of our strategy is to focus on increasing deposits by providing a wide range of convenient services to our customers. An integral component of this strategy is the Bank’s supermarket banking initiative, pursuant to which, as of December 31, 2019, the Bank has established 147 full-service Stop & Shop branches throughout Connecticut and southeastern New York, most of which are in close proximity to our traditional branches, which provide customers with the convenience of seven-days-a-week banking in most locations. At December 31, 2019, 33% of the Bank’s branches were located in Stop & Shop supermarkets and 11% of our total deposits at that date were held in Stop & Shop branches.
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
Under the terms of the licensing agreements, the Bank has the obligation to open branches in new Stop & Shop locations, even if Stop & Shop’s market share declines or the value of the Stop & Shop brand is diminished. The licensing agreements do not stipulate the number of branch openings per year but, rather, apply only to those new Stop & Shop locations that meet or exceed specified thresholds as to size (square footage) and/or customer traffic. Based on our experience, we would expect the application of these thresholds to result in the opening of approximately 1-2 new branches per year in Stop & Shop locations.
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

Enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “DFA”) has resulted in significant changes in the financial regulatory landscape, many of which affect us. Among the more significant provisions of the DFA, as well as their actual or anticipated impact, if quantifiable, are:
•Changes to the regulatory landscape, including:
◦creation of the CFPB, which is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer protection, and exercise exclusive authority over our consumer compliance examinations; and
◦restrictions on the ability of federal bank regulatory authorities to preempt the application of state consumer protection laws and regulations.
•Limitations on the amount of interchange fees that an issuer of debit cards may charge or receive:
◦The DFA limits the amount of interchange fee that an issuer of debit cards may charge or receive to an amount that is “reasonable and proportional” to the cost of the transaction. The DFA further provides that a debit card issuer may not restrict the number of payment card networks on which a debit card transaction may be processed to a single network or limit the ability of a merchant to direct the routing of debit card payments for processing.
•Changes impacting the financial products and services we offer to our customers:
◦All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the DFA. As of December 31, 2019, the Bank’s non-interest bearing deposits totaled $9.8 billion, or 22% of total deposits. The Company’s interest expense may increase and net interest margin may decrease if it begins to offer higher rates of interest than are currently offered on demand deposits.
•Stricter capital requirements for bank holding companies:
◦The DFA imposes stringent capital requirements on bank holding companies by, among other things, imposing leverage ratios on holding companies and prohibiting the inclusion of new trust preferred issuances in Tier I capital. The DFA also increases regulation of derivatives and hedging transactions, which could limit the ability of People’s United to enter into, or increase the costs associated with, interest rate and other hedging transactions.
•Mortgage rules promulgated by the CFPB:
◦The CFPB has issued a series of final rules to implement provisions in the DFA related to mortgage origination and mortgage servicing. These rules, which went into effect in January 2014 and which may increase the cost of originating and servicing residential mortgage loans, include:
▪A rule to implement the requirement that creditors make a reasonable, good faith determination of a consumer’s ability to repay any consumer credit transaction secured by a dwelling and establish certain protections from liability under this requirement for “qualified mortgages”; and
▪A rule addressing mortgage servicers’ obligations to: correct errors asserted by mortgage loan borrowers; provide certain information requested by such borrowers; and provide protections to such borrowers in connection with force-placed insurance. Additionally, this final rule addresses servicers’ obligations to: provide information about mortgage loss mitigation options to delinquent borrowers; establish policies and procedures for providing delinquent borrowers with continuity of contact with servicer personnel capable of performing certain functions; and evaluate borrowers’ applications for available loss mitigation options.
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

Significant volatility in the financial and capital markets during this time may lead to credit and liquidity concerns, a recessionary economic environment and, in turn, weakness within the commercial sector. Our loan portfolio is not immune to potential negative consequences arising as a result of general economic weakness and, in particular, a prolonged downturn in the housing market on a national scale. Decreases in real estate values could adversely affect the value of property used as collateral for loans. In addition, adverse changes in the economy could have a negative effect on the ability of borrowers to make scheduled loan payments, which would likely have an adverse impact on earnings. Further, an increase in loan delinquencies may serve to decrease interest income and adversely impact loan loss experience, resulting in an increased provision and allowance for loan losses.
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
People’s United also has competition from outside its own market area. A bank that does not have any branches in our primary markets can still have customers there by providing online banking services. It costs money to set up and maintain a branch system. Banks that do not spend as much money on branches as People’s United might be more profitable than we are, even if they pay higher interest on deposits and charge lower interest on loans.
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

Our Goodwill May be Determined to be Impaired at a Future Date Depending on the Results of Periodic Impairment Evaluations
People’s United evaluates goodwill for impairment on an annual basis (or more frequently, if necessary). According to applicable accounting requirements, acceptable valuation methods include present-value measurements based on multiples of earnings or revenues, or similar performance measures. If the quoted market price for People’s United common stock were to decline significantly, or if it was determined that the carrying amount of our goodwill exceeded its implied fair value, we would be required to write down the asset recorded for goodwill as reflected in the Consolidated Statements of Condition. This, in turn, would result in a charge to earnings and, thus, a reduction in stockholders’ equity. See Notes 1 and 7 to the Consolidated Financial Statements for additional information concerning People’s United’s goodwill and the required impairment test.
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
The Planned Phase-Out of LIBOR as a Reference Rate Could Adversely Affect our Results of Operations and Financial Condition
The London Interbank Offered Rate (“LIBOR”) is the reference rate used for many of our transactions, including lending and borrowing activities and the purchase and sale of securities, as well as derivative contracts entered into to manage the risk related to such transactions. In July 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that it would no longer compel contributing banks to submit to the Intercontinental Exchange (“ICE”) Benchmark Administrator the rates required to calculate LIBOR after 2021. This announcement indicates that the continuation of LIBOR on the current basis cannot be, and will not be, guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide submissions for the calculation of LIBOR. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-indexed financial instruments.
In response to the FCA’s announcement, regulators, industry groups and certain committees (e.g. the Alternative Reference Rates Committee) have published recommended fall-back language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g. the Secured Overnight Financing Rate as the recommended alternative to U.S. Dollar LIBOR), and proposed implementations of the recommended alternatives in floating-rate instruments. At this time, it is not possible to predict whether these specific recommendations and proposals will be broadly accepted, whether they will continue to evolve, and what the effect of their implementation may be on the markets for floating-rate financial instruments.
A transition from LIBOR could create considerable cost and additional risk for the Company. There remains uncertainty as to whether the composition or characteristics of any successor or alternative rate to LIBOR will be similar to, or produce the same economic value as, LIBOR. The transition may change our market risk profile, potentially requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation and increase legal and operational costs. While we are currently unable to assess the ultimate impact of a transition from LIBOR, failure to effectively manage the transition could have a material adverse effect on our business, results of operations and financial condition.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
People’s United’s corporate headquarters is located in Bridgeport, Connecticut. The headquarters building had a net book value of $46 million at December 31, 2019 and People’s United occupies 91% of the building; all other available office space is leased to an unrelated party. People’s United delivers its financial services through a network of 450 branches located throughout Connecticut, southeastern New York, Massachusetts, Vermont, New Hampshire and Maine. People’s United’s branch network is primarily concentrated in Connecticut, where it has 185 offices (including 85 located in Stop & Shop supermarkets). People’s United also has 110 branches in southeastern New York (including 62 located in Stop & Shop supermarkets), 74 branches in Massachusetts, 38 branches in Vermont, 26 branches in New Hampshire and 17 branches in Maine. People’s United owns 151 of its branches, which had an aggregate net book value of $112 million at  December 31, 2019. People’s United’s remaining banking operations are conducted in leased locations. Information regarding People’s United’s operating leases for office space and related rent expense appears in Note 6 to the Consolidated Financial Statements.
Item 3. Legal Proceedings
The information required by this item appears in Note 21 to the Consolidated Financial Statements.
Item 4. Mine Safety Disclosures
None.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities
The common stock of People’s United is listed on the NASDAQ Global Select Market under the symbol “PBCT”. On February 14, 2020, the closing price of People’s United common stock was $16.25. As of that date, there were approximately 24,100 record holders of People’s United common stock.
Five-Year Performance Comparison
The following graph compares total shareholder return on People’s United common stock over the last five fiscal years with: (i) the Standard & Poor’s 500 Stock Index (the “S&P 500 Stock Index”); (ii) the Russell Midcap Index; and (iii) the SNL Large Cap U.S. Bank & Thrift Index (the “SNL Large Cap Index”). Index values are as of December 31 of the indicated year.

Total Return Performance
200
150
100
50
0
Index Value
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
People's United Financial, Inc.
S&P 500 Stock Index
Russell Midcap Index
SNL Large Cap Index

The graph assumes $100 invested on December 31, 2014 in each of People’s United’s common stock, the S&P 500 Stock Index, the Russell Midcap Index and the SNL Large Cap Index. The graph also assumes reinvestment of all dividends.
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

Issuer Purchases of Equity Securities
The following table provides information with respect to purchases made by People’s United of its common stock during the three months ended December 31, 2019:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1—31, 2019:
Tendered by employees (1)	—	$—	—
Publicly announced program (2)	—	$—	—	20,000,000
November 1—30, 2019:
Tendered by employees (1)	744	$16.67	—
Publicly announced program (2)	—	$—	—	20,000,000
December 1—31, 2019:
Tendered by employees (1)	7,877	$16.43	—	—
Publicly announced program (2)	158,620	$16.07	158,620	19,841,380
Total:
Tendered by employees (1)	8,621	$16.45	—	—
Publicly announced program (2)	158,620	$16.07	158,620	19,841,380
(1)All shares listed were tendered by employees of People’s United in satisfaction of their related tax withholding obligations upon the vesting of restricted stock awards granted in prior periods and/or in payment of the exercise price and satisfaction of their related tax withholding obligations upon the exercise of stock options granted in prior periods. The average price paid per share is equal to the average of the high and low trading price of People’s United’s common stock on The NASDAQ Global Select Market on the vesting or exercise date or, if no trades took place on that date, the most recent day for which trading data was available. There is no limit on the number of shares that may be tendered by employees of People’s United in the future for these purposes. Shares acquired in payment of the option exercise price or in satisfaction of tax withholding obligations are not eligible for reissuance in connection with any subsequent grants made pursuant to equity compensation plans maintained by People’s United. All shares acquired in this manner are retired by People’s United, resuming the status of authorized but unissued shares of People’s United’s common stock.
(2)In June 2019, the Company's Board of Directors authorized the repurchase of up to 20.0 million shares of People's United's outstanding common stock. Such shares may be repurchased, either directly or through agents, in the open market at prices and terms satisfactory to management. Through February 14, 2020, a total of 10.3 million shares of People's United's common stock had been repurchased under this program at an average price of $15.93 per share.
Additional information required by this item is included in Part III, Item 12 of this report, and Notes 14 and 27 to the Consolidated Financial Statements.

Item 6. Selected Financial Data

As of and for the years ended December 31 (dollars in millions, except per common share data)	2019	2018	2017	2016	2015
Earnings Data:
Net interest income (fully taxable equivalent)	$1,441.7	$1,262.4	$1,143.2	$1,004.5	$957.3
Net interest income	1,412.3	1,236.0	1,100.5	972.2	932.1
Provision for loan losses	28.3	30.0	26.0	36.6	33.4
Non-interest income	431.1	366.4	352.9	342.7	352.4
Non-interest expense (1)	1,162.7	996.1	960.3	868.8	860.6
Income before income tax expense	652.4	576.3	467.1	409.5	390.5
Net income	520.4	468.1	337.2	281.0	260.1
Net income available to common shareholders (1)	506.3	454.0	323.1	279.2	260.1
Selected Statistical Data:
Net interest margin	3.14%	3.12%	2.98%	2.80%	2.88%
Return on average assets (1)	1.01	1.04	0.79	0.71	0.71
Return on average common equity	7.4	7.8	6.0	5.8	5.5
Return on average tangible common equity (1)	13.4	14.3	11.0	10.2	10.0
Efficiency ratio (1)	55.8	57.4	57.7	60.5	61.5
Financial Condition Data:
Total assets	$58,590	$47,877	$44,453	$40,610	$38,947
Loans	43,596	35,241	32,575	29,745	28,411
Securities	7,790	7,233	7,043	6,738	6,449
Short-term investments	317	266	378	182	380
Allowance for loan losses	247	240	234	229	211
Goodwill and other acquisition-related intangible assets	3,275	2,866	2,560	2,142	2,088
Deposits	43,590	36,159	33,056	29,861	28,417
Borrowings	5,155	3,593	4,104	4,057	4,307
Notes and debentures	993	896	902	1,030	1,033
Stockholders’ equity	7,947	6,534	5,820	5,142	4,732
Non-performing assets (2)	180	186	168	167	182
Ratios:
Net loan charge-offs to average total loans	0.06%	0.07%	0.07%	0.06%	0.08%
Non-performing assets to originated loans, real estate owned and repossessed assets (2)	0.55	0.61	0.56	0.57	0.66
Originated allowance for loan losses to:
Originated loans (2)	0.75	0.77	0.77	0.77	0.73
Originated non-performing loans (2)	156.4	140.9	155.2	150.6	127.3
Average stockholders’ equity to average total assets	13.7	13.4	13.1	12.2	12.7
Stockholders’ equity to total assets	13.6	13.6	13.1	12.7	12.1
Tangible common equity to tangible assets (1)	8.0	7.6	7.2	7.2	7.2
Total risk-based capital (3)	12.0	12.5	12.2	12.5	11.7
Common Share Data:
Earnings per common share:
Basic	$1.28	$1.30	$0.98	$0.92	$0.86
Diluted (1)	1.27	1.29	0.97	0.92	0.86
Dividends paid per common share	0.7075	0.6975	0.6875	0.6775	0.6675
Common dividend payout ratio (1)	54.3%	53.7%	70.6%	73.7%	77.3%
Book value per common share (end of period)	$17.60	$16.95	$16.40	$15.85	$15.62
Tangible book value per common share (end of period) (1)	10.12	9.23	8.87	8.92	8.73
Stock price:
High	18.03	20.26	19.85	20.13	16.95
Low	13.81	13.66	15.97	13.62	13.97
Close (end of period)	16.90	14.43	18.70	19.36	16.15
(1)See Non-GAAP Financial Measures and Reconciliation to GAAP.
(2)Excludes acquired loans. See Asset Quality.
(3)Total risk-based capital ratios presented are for People’s United Financial, Inc. See Regulatory Capital Requirements.

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

General
People’s United is a bank holding company and a financial holding company, and the Bank is a national banking association. The principal business of People’s United is to provide, through the Bank and its subsidiaries, commercial banking, retail banking and wealth management services to individual, corporate and municipal customers. The Bank, which is headquartered in Bridgeport, Connecticut, had $58.3 billion in total assets as of December 31, 2019. Its deposit accounts are insured up to applicable limits by the FDIC under the DIF. The Bank is subject to regulation, examination, supervision and reporting requirements by the OCC, as its primary regulator, and by the FDIC as the deposit insurer. In addition, the CFPB has responsibility for supervising the Bank’s compliance with designated consumer financial laws.
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

Completed Acquisitions
VAR
Effective January 2, 2019, the Bank completed its acquisition of VAR, a leasing and financing company headquartered in Mesquite, Texas. The fair value of the consideration transferred in the VAR acquisition consisted of $60.0 million in cash.
BSB Bancorp
Effective April 1, 2019, People’s United completed its acquisition of BSB Bancorp based in Belmont, Massachusetts. The fair value of the consideration transferred in the BSB Bancorp acquisition totaled $324.5 million and consisted of  19.7 million shares of People's United common stock. At the acquisition date, BSB Bancorp operated six branches in the greater Boston area.
United Financial
Effective November 1, 2019, People’s United completed its acquisition of United Financial based in Hartford, Connecticut. The fair value of the consideration transferred in the United Financial acquisition totaled $720.6 million and consisted of 44.4 million shares of People's United common stock. At the acquisition date, United Financial operated 58 branch locations concentrated in central Connecticut and western Massachusetts.
People's United's results of operations for the year ended December 31, 2019 include the results of VAR, BSB Bancorp and United Financial beginning with the respective acquisition dates. See Note 2 to the Consolidated Financial Statements for a further discussion on these acquisitions.

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
The FASB has issued changes to several accounting standards, some of which govern key aspects of the Company’s financial statements. Most notably, the FASB’s standard on accounting for credit losses (the “CECL standard”) , removes from U.S. generally accepted accounting principles (“GAAP”) the existing “probable” threshold for recognizing credit losses and, instead, utilizes an “expected credit loss” measurement principle. The CECL standard would be applied in the recognition of credit losses for loans, held-to-maturity securities and other receivables at the time the financial asset is originated or acquired and adjusted each period for changes in expected credit losses. This standard represents a significant change in GAAP and may, upon adoption, result in material changes to the Company’s Consolidated Financial Statements (see Note 1, specifically the section entitled New Accounting Standards, to the Consolidated Financial Statements).

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
Operating earnings exclude from net income available to common shareholders those items that management considers to be of such a non-recurring or infrequent nature that, by excluding such items (net of income taxes), People’s United’s results can be measured and assessed on a more consistent basis from period to period. Items excluded from operating earnings, which include, but are not limited to: (i) non-recurring gains/losses; (ii) merger-related expenses, including acquisition integration and other costs; (iii) write-downs of banking house assets and related lease termination costs; (iv) severance-related costs; and (v) charges related to executive-level management separation costs, are generally also excluded when calculating the efficiency ratio. Operating earnings per common share (“EPS”) is derived by determining the per common share impact of the respective adjustments to arrive at operating earnings and adding (subtracting) such amounts to (from) diluted EPS, as reported. Operating return on average assets is calculated by dividing operating earnings (annualized) by average total assets. Operating return on average tangible common equity is calculated by dividing operating earnings (annualized) by average tangible common equity. The operating common dividend payout ratio is calculated by dividing common dividends paid by operating earnings for the respective period.
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

The following table summarizes People’s United’s operating non-interest expense and efficiency ratio, as derived from amounts reported in the Consolidated Statements of Income:

Years ended December 31 (dollars in millions)	2019	2018	2017	2016	2015
Total non-interest expense	$1,162.7	$996.1	$960.3	$868.8	$860.6
Adjustments to arrive at operating non-interest expense:
Merger-related expenses	(49.1)	(11.4)	(30.6)	(4.0)	—
Intangible asset write-off	(16.5)	—	—	—	—
Acquisition integration and other costs	—	—	—	(0.7)	—
Write-downs of banking house assets	—	—	—	—	(10.5)
Severance-related costs	—	—	—	—	(2.4)
Total	(65.6)	(11.4)	(30.6)	(4.7)	(12.9)
Operating non-interest expense	1,097.1	984.7	929.7	864.1	847.7
Adjustments:
Operating lease expense	(38.8)	(36.4)	(35.2)	(36.3)	(37.1)
Amortization of other acquisition-related intangible assets	(32.5)	(21.8)	(30.0)	(23.6)	(23.9)
Other (1)	(6.2)	(6.4)	(5.1)	(5.7)	(7.8)
Total non-interest expense for efficiency ratio	$1,019.6	$920.1	$859.4	$798.5	$778.9
Net interest income (FTE basis)	$1,441.7	$1,262.4	$1,143.2	$1,004.5	$957.3
Total non-interest income	431.1	366.4	352.9	342.7	352.4
Total revenues	1,872.8	1,628.8	1,496.1	1,347.2	1,309.7
Adjustments:
Operating lease expense	(38.8)	(36.4)	(35.2)	(36.3)	(37.1)
Gain on sale of branches, net of expenses	(7.6)	—	—	—	—
BOLI FTE adjustment	2.5	1.9	3.4	2.8	2.4
Net security (gains) losses	(0.2)	9.8	25.4	5.9	—
Gain on sale of business, net of expenses	—	—	—	—	(9.2)
Other (2)	(2.8)	—	(1.3)	(0.8)	(0.1)
Total revenues for efficiency ratio	$1,825.9	$1,604.1	$1,488.4	$1,318.8	$1,265.7
Efficiency ratio	55.8%	57.4%	57.7%	60.5%	61.5%

(1)Items classified as “other” and deducted from non-interest expense for purposes of calculating the efficiency ratio include certain franchise taxes and real estate owned expenses.
(2)Items classified as “other” and deducted from total revenues for purposes of calculating the efficiency ratio include, as applicable, asset write-offs and gains/losses associated with the sale of branch locations.

The following table summarizes People’s United’s operating earnings, operating EPS and operating return on average assets:

Years ended December 31 (dollars in millions, except per common share data)	2019	2018	2017	2016	2015
Net income available to common shareholders	$506.3	$454.0	$323.1	$279.2	$260.1
Adjustments to arrive at operating earnings:
Gain on sale of branches, net of expenses	(7.6)	—	—	—	—
Merger-related expenses	49.1	11.4	30.6	4.0	—
Intangible asset write-off	16.5	—	—	—	—
Security losses associated with tax reform (1)	—	10.0	10.0	—	—
Acquisition integration and other costs	—	—	—	0.7	—
Write-downs of banking house assets	—	—	—	—	10.5
Severance-related costs	—	—	—	—	2.4
Gain on sale of business, net of expenses	—	—	—	—	(9.2)
Total pre-tax adjustments	58.0	21.4	40.6	4.7	3.7
Tax effect (2)	(12.2)	(14.0)	(17.9)	(1.6)	(1.3)
Total adjustments, net of tax	45.8	7.4	22.7	3.1	2.4
Operating earnings	$552.1	$461.4	$345.8	$282.3	$262.5
Diluted EPS, as reported	$1.27	$1.29	$0.97	$0.92	$0.86
Adjustment to arrive at operating EPS:
Gain on sale of branches, net of expenses	(0.01)	—	—	—	—
Merger-related expenses	0.10	0.02	0.07	0.01	—
Intangible asset write-off	0.03	—	—	—	—
Security losses associated with tax reform	—	0.02	0.02	—	—
Tax benefits associated with tax reform	—	(0.02)	(0.02)	—	—
Acquisition integration and other costs	—	—	—	—	—
Write-downs of banking house assets	—	—	—	—	0.03
Severance-related costs	—	—	—	—	—
Gain on sale of business, net of expenses	—	—	—	—	(0.02)
Total adjustments per common share	0.12	0.02	0.07	0.01	0.01
Operating EPS	$1.39	$1.31	$1.04	$0.93	$0.87
Average total assets	$51,658	$45,030	$42,582	$39,784	$36,894
Operating return on average assets	1.07%	1.02%	0.81%	0.71%	0.71%
(1)Security losses incurred as a tax planning strategy in response to tax reform-related benefits are considered non-operating.
(2)Includes $9.2 million and $6.5 million of benefits recognized in connection with tax reform for the years ended December 31, 2018 and 2017, respectively.

The following tables summarize People’s United’s operating return on average tangible common equity and operating common dividend payout ratio:

Years ended December 31 (dollars in millions)	2019	2018	2017	2016	2015
Operating earnings	$552.1	$461.4	$345.8	$282.3	$262.5
Average stockholders’ equity	$7,071	$6,037	$5,592	$4,859	$4,697
Less: Average preferred stock	244	244	244	41	—
Average common equity	6,827	5,793	5,348	4,818	4,697
Less: Average goodwill and average other acquisition-related intangible assets	3,060	2,623	2,410	2,083	2,094
Average tangible common equity	$3,767	$3,170	$2,938	$2,735	$2,603
Operating return on average tangible common equity	14.7%	14.6%	11.8%	10.3%	10.1%

Years ended December 31 (dollars in millions)	2019	2018	2017	2016	2015
Common dividends paid	$274.8	$243.8	$227.9	$205.7	$201.2
Operating earnings	$552.1	$461.4	$345.8	$282.3	$262.5
Operating common dividend payout ratio	49.8%	52.8%	65.9%	72.9%	76.6%
The following tables summarize People’s United’s tangible common equity ratio and tangible book value per common share derived from amounts reported in the Consolidated Statements of Condition:

As of December 31 (dollars in millions)	2019	2018	2017	2016	2015
Total stockholders’ equity	$7,947	$6,534	$5,820	$5,142	$4,732
Less: Preferred stock	244	244	244	244	—
Common equity	7,703	6,290	5,576	4,898	4,732
Less: Goodwill and other acquisition-related intangible assets	3,275	2,866	2,560	2,142	2,088
Tangible common equity	$4,428	$3,424	$3,016	$2,756	$2,644
Total assets	$58,590	$47,877	$44,453	$40,610	$38,947
Less: Goodwill and other acquisition-related intangible assets	3,275	2,866	2,560	2,142	2,088
Tangible assets	$55,315	$45,011	$41,893	$38,468	$36,859
Tangible common equity ratio	8.0%	7.6%	7.2%	7.2%	7.2%

As of December 31 (in millions except per common share data)	2019	2018	2017	2016	2015
Tangible common equity	$4,428	$3,424	$3,016	$2,756	$2,644
Common shares issued	532.83	466.32	435.64	405.00	399.24
Less: Common shares classified as treasury shares	89.17	89.03	89.04	89.06	89.06
Unallocated ESOP common shares	5.92	6.27	6.62	6.97	7.32
Common shares	437.74	371.02	339.98	308.97	302.86
Tangible book value per common share	$10.12	$9.23	$8.87	$8.92	$8.73

Economic Environment
People’s United’s results are subject to fluctuations based on economic conditions that can affect, among other things, interest rates, deposit flows, credit demand and the ability of borrowers to service debt. The U.S. economy grew 2.3% in 2019, less than in 2018 but in line with the average growth rate since 2009. Growth slowed in the second half of the year as the stimulus from the Tax Cuts and Jobs Act of 2017 faded and business investment was restrained by trade and global growth uncertainties. National employment increased by 2.1 million jobs during 2019, and the national unemployment rate declined from 3.9% at the end of 2018 to 3.5% as of December 2019. The labor force increased by 1.4 million people in 2019 compared to 2.6 million people in 2018.
Economic uncertainties resulted in the Federal Open Market Committee (the "FOMC") reversing, during the second half of 2019, three of the four federal funds rate increases it effected in 2018, thereby reducing the target range by a total of 75 basis points to the current range between 1.50% and 1.75%. The yield on the 2-year Treasury note decreased from 2.48% to 1.58% during 2019 and the yield on the 10-year Treasury note decreased from 2.69% to 1.92%. The slope of the yield curve – the difference between short-term and long-term interest rates – remained relatively unchanged as the difference between the  10-year and the 2-year Treasury yields went from 0.21% at December 31, 2018 to 0.34% at December 31, 2019. Inflation remained benign during 2019. Although the Consumer Price Index increased 2.3% year-over-year as of December 2019 compared to 1.9% year-over-year as of December 2018, the core index, excluding food and energy, remained unchanged at 2.2%. More importantly, the Personal Consumption Expenditure price indices declined during 2019, ending the year at 1.6% for both the headline and the core indices. FOMC projections released in December 2019 indicated that the target range for the federal funds rate would remain unchanged in 2020 with only four of 17 participants projecting an increase.
The interest rate environment supported a very modest expansion of the net interest margin and loan losses remained low. The Company expects economic expansion to continue throughout 2020, which should support loan and deposit growth and loan performance.
The New England region and southeastern New York comprise People’s United’s primary market area, with Connecticut, Massachusetts, New York and Vermont having the largest concentration of People’s United’s loans, deposits and branches. While the New England economy experienced a less severe contraction during the last recession than the U.S. as a whole, since the recession ended it has expanded more slowly. Employment growth since 2010 has exceeded the national average only in Massachusetts. As of December 2019, Connecticut had yet to recover all jobs lost in the recession, while Vermont, New Hampshire, New York and Maine had increased employment but slower than the nation overall. The combination of the less severe recession, slower subsequent growth and slowly growing labor forces resulted in unemployment rates that are equal to or less than the national rate in all areas in the Company’s primary market area, except for Connecticut and Long Island, where the unemployment rates were 3.7% and 3.6%, respectively, as of December 2019, compared to the national average of 3.5%.
Modest economic growth is expected to continue within People’s United’s primary market area, as its skilled labor force should enable it to be competitive in sectors of the economy with high growth potential, including health care, technology, education and advanced manufacturing.

Financial Overview
People’s United completed its acquisitions of Suffolk effective April 1, 2017, LEAF effective August 1, 2017, Vend Lease effective June 27, 2018, First Connecticut effective October 1, 2018, VAR effective January 2, 2019, BSB Bancorp effective April 1, 2019 and United Financial effective November 1, 2019. The assets acquired and liabilities assumed in these transactions were recorded at their estimated fair values as of the respective closing dates. People’s United’s results of operations include the results of these acquired companies beginning with the respective effective dates and financial data for prior periods has not been restated and therefore, are not directly comparable to subsequent periods. See Note 2 to the Consolidated Financial Statements for a further discussion on these acquisitions.

Comparison of Financial Condition at December 31, 2019 and 2018. Total assets at December 31, 2019 were $58.6 billion, a $10.7 billion increase from December 31, 2018, reflecting increases of $8.3 billion in total loans, $761 million in other assets (see Note 9 to the Consolidated Financial Statements), $557 million in total securities and $380 million in goodwill (see Note 7 to the Consolidated Financial Statements), partially offset by a $182 million decrease in cash and due from banks. The increase in total loans from December 31, 2018 to December 31, 2019 reflects increases of $5.6 billion in commercial loans and $2.7 billion in retail loans. Originated loans increased $2.1 billion from December 31, 2018 to $32.7 billion (commercial loans increased $2.5 billion and retail loans decreased $368 million) and acquired loans increased $6.3 billion. At the respective acquisition dates, the fair values of BSB Bancorp’s and United Financial’s loans were $2.6 billion and $5.5 billion, respectively. At December 31, 2019, the carrying amount of the acquired loan portfolio totaled $10.9 billion. The increase in total securities primarily reflects net purchases of state and municipal securities and securities acquired in connection with the United Financial acquisition, partially offset by principal repayments and maturities of government sponsored enterprise (“GSE”) mortgage-backed securities.
Non-performing assets (excluding acquired non-performing loans) totaled $180.4 million at December 31, 2019, a $5.4 million decrease from December 31, 2018. At December 31, 2019, acquired non-performing loans totaled $67.1 million compared to $50.1 million at December 31, 2018. The allowance for loan losses was $246.6 million at December 31, 2019 ($245.5 million on originated loans and $1.1 million on acquired loans) compared to $240.4 million at December 31, 2018 ($236.3 million on originated loans and $4.1 million on acquired loans). At December 31, 2019, the originated allowance for loan losses as a percentage of originated loans was 0.75% and as a percentage of originated non-performing loans was 156.4%, compared to 0.77% and 140.9%, respectively, at December 31, 2018.
At December 31, 2019, total liabilities were $50.6 billion, a $9.3 billion increase from December 31, 2018, primarily reflecting increases of $7.4 billion in total deposits and $1.6 billion in total borrowings. At the respective acquisition dates, the fair values of BSB Bancorp's and United Financial’s deposits were $2.1 billion and $5.7 billion, respectively.
People’s United’s total stockholders’ equity was $7.9 billion at December 31, 2019, a $1.4 billion increase from December 31, 2018. The increase in total stockholders' equity from December 31, 2018 primarily reflects the issuances of People's United common stock with a fair value totaling $1.0 billion related to the acquisitions of BSB Bancorp and United Financial in 2019 (see Note 2 to the Consolidated Financial Statements). As a percentage of total assets, stockholders’ equity was 13.7% and 13.6% at December 31, 2019 and 2018, respectively. Tangible common equity as a percentage of tangible assets was 8.0% and 7.6% at December 31, 2019 and 2018, respectively.
People’s United’s (consolidated) Tier 1 Leverage capital ratio and its CET 1, Tier 1 and Total risk-based capital ratios were 9.1%, 10.2%, 10.7% and 12.0%, respectively, at December 31, 2019, compared to 8.7%, 10.3%, 10.9% and 12.5%, respectively, at December 31, 2018. The Bank’s Tier 1 Leverage capital ratio and its CET 1, Tier 1 and Total risk-based capital ratios were 9.3%, 10.9%, 10.9% and 12.1%, respectively, at December 31, 2019, compared to 9.0%, 11.4%, 11.4% and 13.2%, respectively, at December 31, 2018.
Comparison of Results of Operations for the Years Ended December 31, 2019 and 2018. People’s United reported net income of $520.4 million, or $1.27 per diluted common share, for the year ended December 31, 2019, compared to $468.1 million, or $1.29 per diluted common share, for the 2018 period. Included in the 2019 results are merger-related costs totaling $49.1 million ($38.8 million after-tax), or $0.10 per common share, and a $16.5 million charge ($13.0 million  after-tax), or $0.03 per common share, associated with the complete write-down of an acquisition-related intangible asset stemming from the liquidation of the Company's public mutual funds. Results for 2018 include merger-related costs totaling $11.4 million ($8.9 million after-tax) or $0.02 per common share. The results for 2019 reflect the benefits from recent acquisitions, continued loan and deposit growth, and meaningful cost control.
People’s United’s return on average assets was 1.01% for 2019 compared to 1.04% for the 2018 period. Return on average tangible common equity was 13.4% for 2019 compared to 14.3% for the 2018 period. On an operating basis, return on average assets was 1.07% for 2019 and return on average tangible common equity was 14.7%. FTE net interest income totaled $1.4 billion in 2019, a $179.3 million increase from the year-ago period, and the net interest margin increased two basis points from 2018 to 3.14%. The increase in the net interest margin primarily reflects higher yields on the loan portfolio.
Average total earning assets increased $5.4 billion compared to 2018, primarily reflecting a $5.6 billion increase in average total loans, partially offset by a $126 million decrease in average securities. Average total funding liabilities increased $5.4 billion compared to 2018, primarily reflecting a $5.5 billion increase in average total deposits.
Compared to 2018, total non-interest income increased $64.7 million and total non-interest expense increased $166.6 million. The efficiency ratio was 55.8% for 2019 compared to 57.4% for the year-ago period. The provision for loan losses in 2019 totaled $28.3 million compared to $30.0 million in the year-ago period. Net loan charge-offs as a percentage of average total loans were 0.06% in 2019 compared to 0.07% in 2018.

Comparison of Financial Condition at December 31, 2018 and 2017. Total assets at December 31, 2018 were $47.9 billion, a $3.4 billion increase from December 31, 2017, reflecting increases of $2.7 billion in total loans, $274 million in goodwill and $191 million in total securities, partially offset by a $111 million decrease in short-term investments. The increase in total loans from December 31, 2017 to December 31, 2018 reflects increases of $1.4 billion in commercial loans and $1.3 billion in retail loans. Originated loans increased $539 million from December 31, 2017 to $30.6 billion (commercial loans increased $464 million and retail loans increased $75 million) and acquired loans increased $2.1 billion. At the respective acquisition dates, the fair values of First Connecticut’s and Vend Lease’s loans and leases were $2.8 billion and $69 million, respectively. At December 31, 2018, the carrying amount of the acquired loan portfolio totaled $4.6 billion. The increase in total securities primarily reflects net purchases of state and municipal securities, partially offset by principal repayments and maturities of GSE mortgage-backed securities.
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
At December 31, 2018, total liabilities were $41.3 billion, a $2.7 billion increase from December 31, 2017, primarily reflecting a $3.1 billion increase in total deposits, partially offset by a $510 million decrease in total borrowings. At the acquisition date, the fair value of First Connecticut’s deposits was $2.4 billion.
People’s United’s total stockholders’ equity was $6.5 billion at December 31, 2018, a $714.0 million increase from December 31, 2017. The increase in total stockholders' equity from December 31, 2017 reflects the issuance of People's United common stock with a fair value of $486 million related to the acquisition of First Connecticut in 2018. As a percentage of total assets, stockholders’ equity was 13.6% and 13.1% at December 31, 2018 and 2017, respectively. Tangible common equity as a percentage of tangible assets was 7.6% and 7.2% at December 31, 2018 and 2017, respectively.
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
Segment Performance Summary

	Net income
Years ended December 31 (in millions)	2019	2018	2017
Commercial Banking	$416.5	$369.6	$285.2
Retail Banking	113.4	64.7	19.4
Total reportable segments	529.9	434.3	304.6
Treasury	53.3	67.7	74.4
Other	(62.8)	(33.9)	(41.8)
Total Consolidated	$520.4	$468.1	$337.2
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
For a more detailed description of the estimates and allocations used to measure segment performance, see Note 24 to the Consolidated Financial Statements.

Commercial Banking consists principally of commercial real estate lending, commercial and industrial lending, and commercial deposit gathering activities. This segment also includes equipment financing operations, as well as cash management, correspondent banking, municipal banking, institutional trust services, corporate trust, commercial insurance services provided by PUIA and private banking.

Years ended December 31 (in millions)	2019	2018	2017
Net interest income	$807.1	$699.2	$631.0
Provision for loan losses	44.1	38.7	43.7
Total non-interest income	206.5	177.8	165.0
Total non-interest expense	448.7	383.7	357.1
Income before income tax expense	520.8	454.6	395.2
Income tax expense	104.3	85.0	110.0
Net income	$416.5	$369.6	$285.2
Average total assets	$29,746.8	$25,956.7	$24,533.9
Average total liabilities	11,490.2	9,305.0	7,938.6
Commercial Banking net income increased $46.9 million in 2019 compared to 2018, reflecting increases in net interest income and non-interest income, partially offset by an increase in non-interest expense. The $107.9 million increase in net interest income primarily reflects the benefits from an increase in average commercial loans and leases as well as improved yields, partially offset by the adverse effect of increases in net FTP funding charges and interest expense. Non-interest income increased $28.7 million in 2019 compared to 2018, primarily reflecting increases in net customer interest rate swap income, operating lease income and commercial banking lending fees. The $65.0 million increase in non-interest expense in 2019 compared to 2018 reflects higher levels of both direct and allocated expenses. Compared to 2018, average total assets increased $3.8 billion, primarily reflecting loans acquired in connection with acquisitions as well as organic loan growth. Average total liabilities increased $2.2 billion in 2019 compared to 2018, primarily reflecting organic deposit growth and deposits assumed in connection with acquisitions.
Commercial Banking net income increased $84.4 million in 2018 compared to 2017, reflecting increases in net interest income and non-interest income, partially offset by an increase in non-interest expense. The $68.2 million increase in net interest income primarily reflects the benefits from an increase in average commercial loans and leases, as well as new business yields higher than the total portfolio yield, partially offset by the adverse effect of increases in net FTP funding charges and interest expense. Non-interest income increased $12.8 million in 2018 compared to 2017, primarily reflecting increases in net customer interest rate swap income, investment management fees and commercial banking lending fees. The $26.6 million increase in non-interest expense in 2018 compared to 2017 reflects higher levels of direct expenses, partially offset by a decrease in allocated expenses. Compared to 2017, average total assets increased $1.4 billion, primarily reflecting loans acquired in connection with the First Connecticut acquisition as well as organic loan growth. Average total liabilities increased $1.4 billion in 2018 compared to 2017, primarily reflecting organic deposit growth and deposits assumed in the First Connecticut acquisition.

Retail Banking includes, as its principal business lines, consumer lending (including residential mortgage and home equity lending) and consumer deposit gathering activities. This segment also includes brokerage, financial advisory services, investment management services and life insurance provided by PSI, investment advisory services and financial management and planning services provided by PUA and non-institutional trust services.

Years ended December 31 (in millions)	2019	2018	2017
Net interest income	$555.1	$467.2	$403.9
Provision for loan losses	8.9	9.0	13.4
Total non-interest income	195.9	186.7	183.4
Total non-interest expense	600.2	565.3	547.0
Income before income tax expense	141.9	79.6	26.9
Income tax expense	28.5	14.9	7.5
Net income	$113.4	$64.7	$19.4
Average total assets	$12,560.9	$10,103.3	$9,695.1
Average total liabilities	23,397.7	20,699.1	20,202.8
Retail Banking net income increased $48.7 million in 2019 compared to 2018, reflecting increases in net interest income and non-interest income, partially offset by an increase in non-interest expense. The $87.9 million increase in net interest income primarily reflects the benefits from an increase in average residential mortgage loans, new business yields higher than the total portfolio yield, as well as higher net FTP funding credits, partially offset by an increase in interest expense.  Non-interest income increased $9.2 million in 2019 compared to 2018, primarily reflecting an increase in bank service charges. The $34.9 million increase in non-interest expense in 2019 compared to 2018 reflects higher levels of both direct and allocated expenses. Compared to 2018, average total assets increased $2.5 billion, primarily reflecting loans acquired in connection with acquisitions, as well as organic loan growth. Average total liabilities increased $2.7 billion, primarily reflecting deposits assumed in connection with acquisitions and organic deposit growth.
Retail Banking net income increased $45.3 million in 2018 compared to 2017, reflecting increases in net interest income and non-interest income, partially offset by an increase in non-interest expense. The $63.3 million increase in net interest income primarily reflects the benefits from an increase in average residential mortgage loans, as well as new business yields higher than the total portfolio yield and higher net FTP funding credits, partially offset by an increase in interest expense. The $18.3 million increase in non-interest expense in 2018 compared to 2017 reflects higher levels of both direct and allocated expenses. Compared to 2017, average total assets increased $408 million, primarily reflecting loans acquired in connection with the First Connecticut acquisition, as well as organic loan growth. Average total liabilities increased $496 million, primarily reflecting deposits assumed in the First Connecticut acquisition and organic deposit growth.

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

Years ended December 31 (in millions)	2019	2018	2017
Net interest income	$66.5	$93.0	$107.4
Total non-interest income	14.1	8.3	11.2
Total non-interest expense	13.8	17.8	15.6
Income before income tax expense	66.8	83.5	103.0
Income tax expense	13.5	15.8	28.6
Net income	$53.3	$67.7	$74.4
Average total assets	$7,882.3	$7,955.8	$7,512.1
Average total liabilities	9,011.9	8,544.3	8,450.6
Treasury net income in 2019 decreased $14.4 million compared to 2018, reflecting a decrease in net interest income, partially offset by an increase in non-interest income and a decrease in non-interest expense. The $26.5 million decrease in net interest income primarily reflects an increase in interest expense, partially offset by the benefits from higher net FTP funding credits and an increase in securities income. Non-interest income includes BOLI death benefits received totaling $2.2 million and $1.0 million in 2019 and 2018, respectively, and gains on equity securities totaling $1.7 million in 2019 and $0.9 million in 2018. The $4.0 million decrease in non-interest expense in 2019 compared to 2018 reflects an increase in direct expenses, offset by a decrease in allocated expenses. Compared to 2018, average total assets decreased $74 million, primarily reflecting decreases in short-term investments and securities. Average total liabilities increased $468 million in 2019 compared to 2018, primarily reflecting an increase in deposits, partially offset by a decrease in borrowings.
Treasury net income decreased $6.7 million in 2018 compared to 2017, reflecting decreases in net interest income and non-interest income and an increase in non-interest expense. The $14.4 million decrease in net interest income primarily reflects an increase in interest expense and the unfavorable impact of tax reform on the Company’s municipal bond holdings, which resulted in a lower FTE adjustment, partially offset by the benefits from an increase in securities income and higher net FTP funding credits. Non-interest income includes BOLI death benefits received totaling $1.0 million and $0.9 million in 2018 and 2017, respectively. The $2.2 million increase in non-interest expense in 2018 compared to 2017 reflects an increase in allocated expenses. Compared to 2017, average total assets increased $444 million, primarily reflecting an increase in average securities, and average total liabilities increased $94 million, primarily reflecting an increase in deposits, partially offset by decreases in borrowings and notes and debentures.

Other includes the residual financial impact from the allocation of revenues and expenses (including the provision for loan losses) and certain revenues and expenses not attributable to a particular segment; assets and liabilities not attributable to a particular segment; reversal of the FTE adjustment since net interest income for each segment is presented on an FTE basis; and the FTP impact from excess capital. The "Other" category also includes (i) gains of $7.6 million, net of expenses, resulting from the sale of eight branches in central Maine and $3.3 million on a sale-leaseback transaction, both for the year ended December 31, 2019, and $10.0 million of security losses in each of the years ended December 31, 2018 and 2017 incurred in response to tax reform-related benefits recognized in each period (all included in non-interest income); and (ii) merger-related expenses totaling $49.1 million, $11.4 million and $30.6 million for the years ended December 31, 2019, 2018 and 2017, respectively, and a $16.5 million charge for the year ended December 31, 2019 associated with the complete write-down of an acquisition-related intangible asset stemming from the liquidation of the Company's public mutual funds (all included in  non-interest expense). The increases in average total assets and average total liabilities in 2019 compared to 2018 primarily reflect the recognition of right-of-use assets and corresponding operating lease liabilities upon adoption of the FASB leasing standard on January 1, 2019 (see Notes 1 and 6 to the Consolidated Financial Statements for a further discussion regarding the accounting for leases).

Years ended December 31 (in millions)	2019	2018	2017
Net interest loss	$(16.4)	$(23.4)	$(41.8)
Provision for loan losses	(24.7)	(17.7)	(31.1)
Total non-interest income	14.6	(6.4)	(6.7)
Total non-interest expense	100.0	29.3	40.6
Loss before income tax expense	(77.1)	(41.4)	(58.0)
Income tax expense	(14.3)	(7.5)	(16.2)
Net loss	$(62.8)	$(33.9)	$(41.8)
Average total assets	$1,468.0	$1,013.9	$840.5
Average total liabilities	686.9	444.1	398.0

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

Net Interest Margin	Net Interest Income - FTE
Years ended December 31 (percent)	Years ended December 31 (dollars in millions)

The Federal Reserve Board (the "Board") lowered the target range for the federal funds rate three times during the second half of 2019 by a total of 75 basis points, bringing the current target range to between 1.50% and 1.75%. Previously, the Board raised the target range four times during 2018 by a total of 100 basis points and three times during 2017 by a total of 75 basis points. For the fourth quarter of 2019, the average effective federal funds rate was 1.65%.
The net interest margin was 3.14% in 2019 compared to 3.12% in 2018 and 2.98% in 2017. The improvement in the net interest margin over the past two years generally reflects the benefits from higher yields on new loan originations, partially offset by the increase in total funding costs.
2019 Compared to 2018
FTE net interest income increased $179.3 million compared to 2018, reflecting a $327.8 million increase in total interest and dividend income, partially offset by a $148.5 million increase in total interest expense, and the net interest margin increased two basis points to 3.14%. The improvement in the net interest margin in 2019 compared to 2018 reflects (i) higher yields on new loan originations, which benefited the net interest margin by 37 basis points and (ii) higher yields on the securities portfolio, which benefited the net interest margin by two basis points; partially offset by higher rates on deposits and borrowings, which reduced the net interest margin by 35 basis points and two basis points, respectively.
Average total earning assets were $45.9 billion in 2019, a $5.4 billion increase from 2018, primarily reflecting a $5.6 billion increase in average total loans, partially offset by a $126.2 million decrease in average securities. The average total commercial and residential mortgage loan portfolios increased $3.3 billion and $2.1 billion, respectively, compared to 2018, reflecting organic growth and loans acquired in connection with acquisitions. Average total loans, average securities and average short-term investments comprised 84%, 15% and 1%, respectively, of average total earning assets in 2019 compared to 81%, 18% and 1% in 2018. In 2019, the yield earned on the total loan portfolio was 4.43% and the yield earned on securities and short-term investments was 2.82%, compared to 4.19% and 2.70%, respectively, in the year-ago period. At  December 31, 2019 and 2018, approximately 44% and 43%, respectively, of the Company’s loan portfolio was comprised of Prime Rate and one-month LIBOR-based loans.
Average total funding liabilities were $43.6 billion in 2019, a $5.4 billion increase from the year-ago period, primarily reflecting a $5.5 billion increase in average total deposits. The increase in average total deposits reflects organic growth, deposits assumed in connection with recent acquisitions and a $352 million increase in average brokered deposits. Excluding brokered deposits, average savings, average time deposits and average non-interest-bearing deposits increased $2.6 billion, $1.9 billion and $753 million, respectively. Average total deposits comprised 90% and 88% of average total funding liabilities in 2019 and 2018, respectively.
The 24 basis point increase to 1.08% from 0.84% in the rate paid on average total funding liabilities in 2019 compared to 2018 primarily reflects the increases in the target federal funds rate discussed above. The rate paid on average total deposits increased 27 basis points in 2019, reflecting increases of 32 basis points in time deposits and 29 basis points in savings,  interest-bearing checking and money market deposits, partially offset by the benefit from a $753 million increase in  non-interest-bearing deposits. Average savings, interest-bearing checking and money market deposits and average time deposits comprised 57% and 21%, respectively, of average total deposits in 2019 compared to 58% and 18%, respectively, in 2018.

2018 Compared to 2017
FTE net interest income increased $119.2 million compared to 2017, reflecting a $237.6 million increase in total interest and dividend income, partially offset by a $118.4 million increase in total interest expense, and the net interest margin increased 14 basis points to 3.12%. The improvement in the net interest margin in 2018 compared to 2017 primarily reflects higher yields on new loan originations and the upward repricing of floating rate-loans. Higher yields on the loan portfolio benefited the net interest margin by 43 basis points, while higher total funding costs reduced the net interest margin by 31 basis points.
Average total earning assets were $40.5 billion in 2018, a $2.1 billion increase from 2017, primarily reflecting increases of $1.6 billion in average total loans and $559 million in average securities. The average total commercial and residential mortgage loan portfolios increased $1.2 billion and $536 million, respectively, compared to 2017, reflecting organic growth and loans acquired in the First Connecticut acquisition, and the average home equity loan portfolio decreased $109 million. Average total loans, average securities and average short-term investments comprised 81%, 18% and 1% respectively, of average total earning assets in both 2018 and 2017. In 2018, the yield earned on the total loan portfolio was 4.19% and the yield earned on securities and short-term investments was 2.70%, compared to 3.71% and 2.59%, respectively, in the year-ago period. At December 31, 2018, approximately 43% of the Company’s loan portfolio was comprised of Prime Rate and one-month  LIBOR-based loans, compared to approximately 50% at December 31, 2017.
Average total funding liabilities were $38.2 billion in 2018, a $1.8 billion increase from the year-ago period, primarily reflecting a $1.9 billion increase in average total deposits. The increase in average total deposits reflects organic growth, deposits assumed in the First Connecticut acquisition and a $415 million increase in average brokered deposits. Excluding brokered deposits, average non-interest-bearing deposits, average time deposits and average savings increased $741 million, $514 million and $200 million, respectively. Average total deposits comprised 88% and 87% of average total funding liabilities in 2018 and 2017, respectively.
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
Average Balance Sheet, Interest and Yield/Rate Analysis
The table on the following page presents average balance sheets, FTE-basis interest income, interest expense and the corresponding average yields earned and rates paid for the years ended December 31, 2019, 2018 and 2017. The average balances are principally daily averages and, for loans, include both performing and non-performing balances. Interest income on loans includes the effect of deferred loan fees and costs accounted for as yield adjustments, but does not include interest on loans for which People’s United has ceased to accrue interest. Premium amortization and discount accretion (including amounts attributable to purchase accounting adjustments) are also included in the respective interest income and interest expense amounts. The impact of People’s United’s use of derivative instruments in managing IRR is also reflected in the table, classified according to the instrument hedged and the related risk management objective.

Average Balance Sheet, Interest and Yield/Rate Analysis

	2019			2018			2017
Years ended December 31 (dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Short-term investments	$232.7	$4.8	2.06%	$278.9	$5.0	1.81%	$358.3	$3.7	1.04%
Securities (1)	7,217.5	205.2	2.84	7,343.7	200.9	2.74	6,785.0	181.3	2.67
Loans:
Commercial real estate	12,480.1	556.4	4.46	11,017.7	463.4	4.21	10,961.2	405.7	3.70
Commercial and industrial	9,874.7	454.3	4.60	8,611.7	375.4	4.36	8,278.6	313.9	3.79
Equipment financing	4,574.9	253.8	5.55	4,040.8	212.3	5.25	3,264.3	152.1	4.66
Residential mortgage	9,314.8	329.9	3.54	7,188.6	237.1	3.30	6,653.0	208.4	3.13
Home equity and other consumer	2,174.0	106.1	4.88	1,995.6	88.6	4.44	2,107.9	80.0	3.80
Total loans	38,418.5	1,700.5	4.43	32,854.4	1,376.8	4.19	31,265.0	1,160.1	3.71
Total earning assets	45,868.7	$1,910.5	4.17%	40,477.0	$1,582.7	3.91%	38,408.3	$1,345.1	3.50%
Other assets	5,789.3			4,552.7			4,173.3
Total assets	$51,658.0			$45,029.7			$42,581.6
Liabilities and stockholders’ equity:
Deposits:
Non-interest-bearing	$8,822.9	$—	—%	$8,069.8	$—	—%	$7,329.3	$—	—%
Savings, interest-bearing checking and money market	22,204.1	209.3	0.94	19,630.1	127.4	0.65	19,486.7	80.1	0.41
Time	8,115.7	147.6	1.82	5,901.4	88.7	1.50	4,915.7	50.6	1.03
Total deposits	39,142.7	356.9	0.91	33,601.3	216.1	0.64	31,731.7	130.7	0.41
Borrowings:
Federal Home Loan Bank advances	2,098.0	50.1	2.39	2,653.6	54.5	2.05	2,677.5	31.5	1.17
Federal funds purchased	1,127.5	24.6	2.18	682.2	13.6	2.00	643.5	7.1	1.11
Customer repurchase agreements	296.6	2.2	0.75	252.7	1.0	0.40	311.0	0.6	0.19
Other borrowings	3.3	0.1	1.87	104.5	1.8	1.66	132.0	2.1	1.60
Total borrowings	3,525.4	77.0	2.18	3,693.0	70.9	1.92	3,764.0	41.3	1.10
Notes and debentures	922.1	34.9	3.78	889.8	33.3	3.75	921.3	29.9	3.25
Total funding liabilities	43,590.2	$468.8	1.08%	38,184.1	$320.3	0.84%	36,417.0	$201.9	0.55%
Other liabilities	996.5			808.4			573.0
Total liabilities	44,586.7			38,992.5			36,990.0
Stockholders’ equity	7,071.3			6,037.2			5,591.6
Total liabilities and stockholders’ equity	$51,658.0			$45,029.7			$42,581.6
Net interest income/spread (2)		$1,441.7	3.09%		$1,262.4	3.07%		$1,143.2	2.95%
Net interest margin			3.14%			3.12%			2.98%
(1)Average balances and yields for securities are based on amortized cost.
(2)The FTE adjustment was $29.4 million, $26.4 million and $42.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

	2019 Compared to 2018 Increase (Decrease)			2018 Compared to 2017 Increase (Decrease)
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Short-term investments	$(0.9)	$0.7	$(0.2)	$(1.0)	$2.3	$1.3
Securities	(3.5)	7.8	4.3	15.2	4.4	19.6
Loans:
Commercial real estate	64.0	29.0	93.0	2.1	55.6	57.7
Commercial and industrial	57.3	21.6	78.9	13.0	48.5	61.5
Equipment financing	29.2	12.3	41.5	39.2	21.0	60.2
Residential mortgage	74.3	18.5	92.8	17.3	11.4	28.7
Home equity and other consumer	8.3	9.2	17.5	(4.4)	13.0	8.6
Total loans	233.1	90.6	323.7	67.2	149.5	216.7
Total change in interest and dividend income	228.7	99.1	327.8	81.4	156.2	237.6
Interest expense:
Deposits:
Savings, interest-bearing checking and money market	18.4	63.5	81.9	0.6	46.7	47.3
Time	37.8	21.1	58.9	11.6	26.5	38.1
Total deposits	56.2	84.6	140.8	12.2	73.2	85.4
Borrowings:
FHLB advances	(12.5)	8.1	(4.4)	(0.3)	23.3	23.0
Federal funds purchased	9.6	1.4	11.0	0.5	6.0	6.5
Customer repurchase agreements	0.2	1.0	1.2	(0.1)	0.5	0.4
Other borrowings	(1.9)	0.2	(1.7)	(0.5)	0.2	(0.3)
Total borrowings	(4.6)	10.7	6.1	(0.4)	30.0	29.6
Notes and debentures	1.2	0.4	1.6	(1.1)	4.5	3.4
Total change in interest expense	52.8	95.7	148.5	10.7	107.7	118.4
Change in net interest income	$175.9	$3.4	$179.3	$70.7	$48.5	$119.2

The following table provides the weighted-average yields earned and rates paid for each major category of earning assets and funding liabilities as of December 31, 2019:

(dollars in millions)	Balance	Yield/Rate
Earning assets:
Short-term investments	$316.8	1.59%
Securities	7,789.9	2.66
Loans	43,596.1	4.18
Total earning assets	$51,702.8	3.93%
Funding liabilities:
Non-interest-bearing deposits	$9,803.7	—%
Interest-bearing deposits:
Money market	11,651.3	0.98
Time	9,205.5	1.95
Interest-bearing checking	7,941.4	0.84
Savings	4,987.7	0.23
Borrowings	5,154.5	1.64
Notes and debentures	993.1	3.97
Total funding liabilities	$49,737.2	1.00%

Non-Interest Income

				Percentage Increase (Decrease)
Years ended December 31 (dollars in millions)	2019	2018	2017	2019/2018	2018/2017
Bank service charges	$107.5	$99.9	$98.5	7.6%	1.4%
Investment management fees	67.6	68.7	66.5	(1.6)	3.3
Operating lease income	51.2	44.9	43.8	14.0	2.5
Commercial banking lending fees	42.7	37.3	35.5	14.5	5.1
Insurance revenue	37.0	34.6	33.2	6.9	4.2
Cash management fees	28.4	27.1	26.1	4.8	3.8
Brokerage commissions	10.6	12.8	12.1	(17.2)	5.8
Net security gains (losses)	0.2	(9.8)	(25.4)	n/m	n/m
Other non-interest income:
Customer interest rate swap income, net	25.1	14.6	12.3	71.9	18.7
BOLI	10.7	7.2	6.3	48.6	14.3
Credit card fees	8.2	6.4	5.6	28.1	14.3
Net gains on sales of residential mortgage loans	1.9	1.2	3.2	58.3	(62.5)
Net gains on sales of acquired loans	0.4	1.8	2.4	(77.8)	(25.0)
Other	39.6	19.7	32.8	101.0	(39.9)
Total other non-interest income	85.9	50.9	62.6	68.8	(18.7)
Total non-interest income	$431.1	$366.4	$352.9	17.7%	3.8%
n/m – not meaningful
Total non-interest income in 2019 increased $64.7 million compared to 2018 and increased $13.5 million in 2018 compared to 2017. The increase in non-interest income in 2019 compared to 2018 primarily reflects increases in other  non-interest income (see below) and net customer interest rate swap income, as well as net security losses recorded in 2018. The increase in non-interest income in 2018 compared to 2017 primarily reflects increases in net customer interest rate swap income and investment management fees, and a decrease in net security losses.

The increase in bank service charges in 2019 compared to 2018 primarily reflects benefits from the recent acquisitions and higher interchange-related fees. The increase in bank service charges in 2018 compared to 2017 primarily reflects benefits from the acquisition of First Connecticut, partially offset by continued lower overdraft fees. The fluctuations in investment management fees primarily reflect benefits from new revenue initiatives and a broader suite of product offerings as well as challenging market conditions. At December 31, 2019, assets under discretionary management totaled $9.2 billion compared to $8.6 billion at December 31, 2018 and $9.1 billion at December 31, 2017. The decrease in brokerage commissions in 2019 compared to 2018 primarily reflects the adverse effect of market volatility.
The increase in operating lease income in 2019 and 2018 primarily reflects higher levels of equipment leased to customers of PCLC and LEAF. The increase in commercial banking lending fees in 2019 and 2018 is primarily related to higher levels of prepayment income and loan syndication fees collected in each year. The level of insurance revenue over the past few years reflects both the continued soft commercial insurance market as well as benefits from the recent acquisitions.
In response to tax reform-related benefits recognized following enactment of the Tax Cuts and Jobs Act, People’s United sold (i) GSE mortgage-backed securities with an amortized cost of $235.5 million and recorded $10.0 million of gross realized losses in December 2018 and (ii) U.S. Treasury and collateralized mortgage obligation ("CMO") securities with a combined amortized cost of $291.3 million and recorded $10.0 million of gross realized losses in December 2017. Also in 2017, People’s United sold U.S. Treasury and CMO securities with a combined amortized cost of $486.9 million and recorded $15.7 million of gross realized losses.
The increase in net customer interest rate swap income in 2019 and 2018 reflects higher levels in both the number and notional value of swap transactions. On an FTE basis, BOLI income totaled $13.2 million in 2019, compared to $9.1 million in 2018 and $9.7 million in 2017. BOLI income includes death benefits received totaling $2.2 million, $1.0 million and $0.9 million in 2019, 2018 and 2017, respectively. The FTE adjustment on BOLI income beginning in 2018 reflects a reduction in the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018. The improvement in credit card fees in 2019 and 2018 primarily reflects increases in interchange fees.
The increase in net gains on sales of residential mortgage loans in 2019 compared to 2018 primarily reflects improved spreads on pricing as well as a 5% increase in the volume of residential mortgage loans sold. The decrease in net gains on sales of residential mortgage loans in 2018 compared to 2017 primarily reflects a 40% decrease in the volume of residential mortgage loans sold, as well as narrower spreads on pricing. Net gains on sales of acquired loans in 2019, 2018 and 2017 reflect sales of acquired loans with contractual balances of $10.1 million, $10.0 million and $7.9 million, respectively (carrying amounts of $7.1 million, $4.4 million and $5.0 million, respectively).
Included in other non-interest income in 2019 are a $7.6 million gain, net of expenses (considered non-operating income), on the sale of eight branches and a $3.3 million gain on the sale-leaseback of a building.

Non-Interest Expense

				Percentage Increase (Decrease)
Years ended December 31 (dollars in millions)	2019	2018	2017	2019/2018	2018/2017
Compensation and benefits	$646.2	$562.9	$522.7	14.8%	7.7%
Occupancy and equipment	185.9	168.2	159.6	10.5	5.4
Professional and outside services	98.2	77.6	81.5	26.5	(4.8)
Operating lease expense	38.8	36.4	35.2	6.6	3.4
Amortization of other acquisition-related intangible assets	32.5	21.8	30.0	49.1	(27.3)
Regulatory assessments	26.1	37.9	41.7	(31.1)	(9.1)
Other non-interest expense:
Stationary, printing, postage and telephone	26.6	24.7	22.8	7.7	8.3
Advertising and promotion	16.4	15.8	12.6	3.8	25.4
Other	92.0	50.8	54.2	81.1	(6.3)
Total other non-interest expense	135.0	91.3	89.6	47.9	1.9
Total non-interest expense	$1,162.7	$996.1	$960.3	16.7%	3.7%
Efficiency ratio	55.8%	57.4%	57.7%

Total non-interest expense increased $166.6 million in 2019 compared to 2018 and increased $35.8 million in 2018 compared to 2017. Included in total non-interest expense are merger-related and other non-operating expenses totaling $65.6 million in 2019, $11.4 million in 2018 and $30.6 million in 2017.
The improvement in the efficiency ratio in both 2019 and 2018 reflects increases in both adjusted total revenues and adjusted total expenses (see Non-GAAP Financial Measures and Reconciliation to GAAP). The efficiency ratio in both 2019 and 2018 reflects the unfavorable impact of lower FTE adjustments (as compared to 2017) on both net interest income and BOLI income resulting from a reduction in the U.S. federal corporate income tax rate from 35% to 21% in 2018.
Compensation and benefits includes merger and severance-related costs totaling $11.2 million in 2019, $3.5 million in 2018 and $3.9 million in 2017. Excluding such costs, compensation and benefits increased $75.6 million, or 13.5%, in 2019 compared to 2018 and $40.6 million, or 7.8%, in 2018 compared to 2017. The increase in 2019 compared to 2018 primarily reflects the incremental increase in personnel costs in 2019 resulting from the acquisitions of United Financial (effective November 1) and BSB Bancorp (effective April 1), a full year of First Connecticut and Vend Lease personnel costs, as well as normal merit increases and higher incentive-related costs. The increase in 2018 compared to 2017 primarily reflects the incremental increase in personnel costs in 2018 resulting from the acquisitions of First Connecticut (effective October 1) and Vend Lease (effective June 26), a full-year of Suffolk and LEAF personnel costs, as well as normal merit increases and higher incentive-related costs.
The FASB’s amended standard with respect to the accounting for leases, which became effective for the Company on January 1, 2019 (see Notes 1 and 6 to the Consolidated Financial Statements), provides a narrower definition of eligible initial direct costs for lessors. As such, adoption of the standard resulted in the Company recognizing immediately (rather than deferring) certain lease origination-related expenses, which had the effect of increasing compensation and benefits costs in 2019. Such expenses would be offset by the recognition of a higher yield on the underlying leases over their contractual term.
The increase in occupancy and equipment expense in 2019 and 2018 primarily reflects higher equipment-related costs and the incremental costs resulting from acquisitions completed in 2019 and 2018, partially offset by the benefits from consolidating branches and other office space over the past several years. In 2019, the Company closed 30 branches and sold eight, compared to closing 10 branches in 2018 and closing 12 branches in 2017. Since the beginning of 2011, the Company has closed 117 branches, most of which were traditional branches, and opened 31 branches, of which 19 branches are more cost efficient Stop & Shop locations.
Professional and outside services fees include merger-related expenses totaling $15.1 million in 2019, $6.3 million in 2018 and $15.3 million in 2017. Excluding such expenses, professional and outside services fees increased $11.8 million in 2019 compared to 2018 and increased $5.1 million in 2018 compared to 2017. The increase in both 2019 and 2018 primarily reflects higher levels of spending on projects and computer-related services. The fluctuations in operating lease expense primarily relates to the levels of equipment leased to equipment financing customers. The fluctuations in advertising and promotion expense primarily reflect the timing of certain advertising campaigns.
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
The FDIC issued a final rule effective on July 1, 2016 that implemented a DFA provision requiring banks with over  $10 billion in assets to be responsible for recapitalizing the DIF to 1.35% of insured deposits after it reaches a 1.15% reserve ratio. For banks with over $10 billion in assets, the rule imposes a 4.5 basis point surcharge bringing the DIF’s reserve ratio to 1.35% by September 2020. For the surcharge only, the assessment base would be reduced by $10 billion. In November 2018, the FDIC announced that the DIF’s reserve ratio had exceeded the 1.35% minimum reserve ratio. As such, beginning in the fourth quarter of 2018, banks with over $10 billion in assets, are no longer subject to the surcharge. The decrease in regulatory assessments in 2019 compared to 2018 primarily reflects the benefit of eliminating the FDIC surcharge in the fourth quarter of 2018 as well as a credit received from the FDIC, partially offset by an increase in the Bank's total assessment base. The decrease in regulatory assessments in 2018 compared to 2017 primarily reflects the benefit of eliminating the FDIC surcharge in the fourth quarter of 2018.

The increase in amortization of other acquisition-related intangible assets expense in 2019 compared to 2018 reflects the effect of additional intangible assets resulting from the acquisitions completed during 2019. The decline in amortization of other acquisition-related intangible assets expense in 2018 compared to 2017 reflects certain core deposit intangible assets that were fully amortized as of December 31, 2017. Scheduled amortization expense attributable to other acquisition-related intangible assets for each of the next five years is as follows: $40.9 million in 2020; $36.1 million in 2021; $31.7 million in 2022; $24.0 million in 2023; and $20.3 million in 2024. Included in other non-interest expense are merger-related costs totaling $13.7 million, $0.9 million and $10.6 million in 2019, 2018 and 2017, respectively. Also included in other non-interest expense in 2019 is a $16.5 million charge (considered a non-operating expense) associated with the complete write-down of an acquisition-related intangible asset stemming from the liquidation of the Company's public mutual funds.

Income Taxes
Income tax expense totaled $132.0 million, $108.2 million and $129.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. People’s United’s effective income tax rate was 20.2%, 18.8% and 27.8% for the respective years. Income tax expense in each year includes $12.7 million, $12.3 million and $11.6 million, respectively, of federal income tax credits, which relate, primarily, to an increase in tax-advantaged investments. People’s United’s effective income tax rate for 2020 is expected to be approximately 21%.
Differences, if any, arising between People’s United’s effective income tax rate and the U.S. federal statutory rate of 21% for both 2019 and 2018 and 35% for 2017 are generally attributable to: (i) tax-exempt interest earned on certain investments; (ii) tax-exempt income from BOLI; and (iii) state income taxes.
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
People’s United holds ownership interests in limited partnerships formed to develop and operate affordable housing units for lower income tenants throughout its franchise area. The underlying partnerships, which are considered variable interest entities, are not consolidated into the Company’s Consolidated Financial Statements. These investments have historically played a role in enabling the Bank to meet its CRA requirements while, at the same time, providing tax benefits, including federal income tax credits. The cost of the Company’s investments is amortized on a straight-line basis over the period during which the related federal income tax credits are realized (generally ten years). Amortization expense, which is now included as a component of income tax expense, totaled $25.0 million, $19.1 million and $16.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.
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
See Notes 1 and 13 to the Consolidated Financial Statements for additional information concerning income tax expense.

Securities

	2019		2018		2017
As of December 31 (in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities held-to-maturity:
State and municipal	$2,503.9	$2,645.5	$2,352.4	$2,369.4	$2,060.4	$2,120.3
GSE mortgage-backed securities	1,271.4	1,279.1	1,367.5	1,334.3	1,474.9	1,459.8
Corporate	92.4	93.9	70.9	70.7	51.3	52.1
Other	1.5	1.5	1.5	1.5	1.5	1.5
Total debt securities held-to-maturity	$3,869.2	$4,020.0	$3,792.3	$3,775.9	$3,588.1	$3,633.7
Debt securities available-for-sale:
U.S. Treasury and agency	$689.5	$687.1	$699.0	$678.0	$687.1	$668.8
GSE mortgage-backed and CMO securities	2,856.3	2,877.2	2,486.6	2,443.0	2,477.8	2,456.5
Total debt securities available-for-sale	$3,545.8	$3,564.3	$3,185.6	$3,121.0	$3,164.9	$3,125.3
People’s United strives to maintain an appropriate balance between loan portfolio growth and deposit funding. The Company’s management believes that a large debt securities portfolio funded with wholesale borrowings provides limited economic value and therefore, at December 31, 2019, the debt securities portfolio only comprised 13% of total assets.
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
At December 31, 2019, the fair value of People’s United’s debt securities available-for-sale portfolio totaled $3.56 billion, or 6% of total assets, compared to $3.12 billion, or 7% of total assets, at December 31, 2018 and $3.13 billion, or 7% of total assets, at December 31, 2017. The $443.3 million increase in fair value in 2019 compared to 2018 primarily reflects debt securities acquired in connection with the United Financial acquisition (including $138 million of government-sponsored CMO securities) and an $83.1 million decrease in the unrealized loss in 2019. The $4.3 million decrease in fair value in 2018 compared to 2017 primarily reflects the sale of GSE mortgage-backed securities in December 2018 with an amortized cost of $235.5 million and a $25.0 million increase in the unrealized loss in 2018, essentially offset by debt securities acquired in connection with the First Connecticut acquisition.
At December 31, 2019, the fair value of the debt securities available-for-sale portfolio exceeded the amortized cost by $18.5 million, while at December 31, 2018 and 2017, the amortized cost exceeded the fair value by $64.6 million and  $39.6 million, respectively.
With respect to available-for-sale debt securities, all unrealized gains and those unrealized losses representing temporary declines in value due to factors other than credit are recorded in stockholders’ equity, net of income taxes, as a component of accumulated comprehensive income (loss). As a result, management anticipates continued fluctuations in stockholders’ equity due to changes in the fair value of such debt securities, albeit on a relatively modest scale due to the duration of the portfolio. The duration of the entire debt securities portfolio was approximately 4.1 years, 4.8 years and 4.9 years at December 31, 2019, 2018 and 2017, respectively.

The increase in investment grade state and municipal securities in both 2019 and 2018 reflects the Company’s continued investment in such securities based on their value relative to other securities of comparable duration, yield and credit risk.
In addition to the held-to-maturity and available-for-sale debt securities discussed above, the Bank holds shares of capital stock in both the FHLB of Boston and New York (total cost of $136.6 million at December 31, 2019) and the FRB-NY (total cost of $203.8 million at December 31, 2019). Dividend income on FHLB capital stock totaled $7.0 million, $8.3 million and $6.6 million for the years ended December 31, 2019, 2018 and 2017, respectively. Dividend income on FRB-NY capital stock totaled $3.8 million, $5.1 million and $3.7 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Lending Activities
People’s United conducts its lending activities principally through its Commercial Banking and Retail Banking operating segments. The Company’s lending activities consist of originating loans secured by commercial and residential properties, and extending secured and unsecured loans to commercial and consumer customers.
Total loans in 2019 increased $8.4 billion compared to 2018 and increased $2.7 billion in 2018 compared to 2017. At the respective acquisition dates in 2019, the fair values of BSB Bancorp's and United Financial's loans were $2.64 billion and $5.54 billion, respectively. At the respective acquisition dates in 2018, the fair values of First Connecticut’s and Vend Lease’s loans and leases were $2.84 billion and $68.9 million, respectively. At the respective acquisition dates in 2017, the fair values of Suffolk’s and LEAF’s loans and leases were $1.62 billion and $717.9 million, respectively. Loans acquired in connection with business combinations are referred to as ‘acquired’ loans as a result of the manner in which they are accounted for (see further discussion under ‘Acquired Loans’ in Note 1 to the Consolidated Financial Statements). All other loans are referred to as ‘originated’ loans. At December 31, 2019, 2018 and 2017, the carrying amount of the acquired loan portfolio totaled $10.86 billion, $4.59 billion and $2.46 billion, respectively. Loans held-for-sale at December 31, 2019 and 2018 consisted of newly-originated residential mortgage loans with carrying amounts of $19.7 million and $19.5 million, respectively. At December 31, 2019, loans held-for-sale also included $333.7 million of consumer loans and $157.9 million of commercial loans previously acquired in the United Financial acquisition, all of which were subsequently sold by the end of February 2020.
The following table summarizes the loan portfolio before deducting the allowance for loan losses:

As of December 31 (in millions)	2019	2018	2017	2016	2015
Commercial:
Commercial real estate	$14,762.3	$11,649.6	$11,068.7	$10,247.3	$10,028.8
Commercial and industrial	11,041.6	9,088.9	8,731.1	8,125.1	7,748.7
Equipment financing	4,910.4	4,339.2	3,905.4	3,032.5	2,973.3
Total Commercial Portfolio	30,714.3	25,077.7	23,705.2	21,404.9	20,750.8
Retail:
Residential mortgage:
Adjustable-rate	7,064.8	6,662.0	5,926.6	5,549.1	4,851.2
Fixed-rate	3,253.3	1,492.2	879.1	667.6	605.8
Total residential mortgage	10,318.1	8,154.2	6,805.7	6,216.7	5,457.0
Home equity and other consumer:
Home equity	2,406.5	1,962.5	2,015.2	2,072.6	2,153.7
Other consumer	157.2	47.0	49.2	50.7	49.4
Total home equity and other consumer	2,563.7	2,009.5	2,064.4	2,123.3	2,203.1
Total Retail Portfolio	12,881.8	10,163.7	8,870.1	8,340.0	7,660.1
Total loans	$43,596.1	$35,241.4	$32,575.3	$29,744.9	$28,410.9
People’s United’s loan portfolio is primarily concentrated within New England and New York. At December 31, 2019, 58% and 18% of the total loan portfolio represented loans to customers located within the New England states and New York, respectively, as compared to 56% and 20% of the total loan portfolio, respectively, at December 31, 2018.

Total Loans
As of December 31 (dollars in billions)
Contractual Maturity and Interest Rate Sensitivity
The following table presents the contractual maturity of People’s United’s loan portfolio as of December 31, 2019:

(in millions)	One Year or Less	After One Year Through Five Years	After Five Years	Total Due After One Year	Total
Contractual maturity:
Commercial	$4,161.7	$13,601.2	$12,951.4	$26,552.6	$30,714.3
Retail	83.8	211.3	12,586.7	12,798.0	12,881.8
Total	$4,245.5	$13,812.5	$25,538.1	$39,350.6	$43,596.1
The following table presents, as of December 31, 2019, loan amounts due after December 31, 2020, and whether these loans have adjustable or fixed interest rates:

	Interest Rate
(in millions)	Adjustable	Fixed	Total
Commercial	$16,246.0	$10,306.6	$26,552.6
Retail	8,978.0	3,820.0	12,798.0
Total loans due after one year	$25,224.0	$14,126.6	$39,350.6
The following tables set forth the contractual maturity (based on final payment date) and interest rate sensitivity (based on next repricing date) of People’s United’s commercial and industrial loans and construction loans:

As of December 31, 2019 (in millions)	One Year or Less	After One Year Through Five Years	After Five Years	Total
Contractual maturity:
Commercial and industrial loans	$2,638.5	$4,860.0	$3,543.1	$11,041.6
Construction loans:
Commercial real estate	189.3	385.1	431.5	1,005.9
Residential mortgage	16.8	23.7	—	40.5
Total	$2,844.6	$5,268.8	$3,974.6	$12,088.0

As of December 31, 2019 (in millions)	One Year or Less	After One Year Through Five Years	After Five Years	Total
Interest rate sensitivity:
Variable rates	$9,173.0	$445.3	$109.8	$9,728.1
Fixed rates	111.4	960.3	1,288.2	2,359.9
Total	$9,284.4	$1,405.6	$1,398.0	$12,088.0

Commercial Portfolio
The commercial lending businesses include commercial real estate, commercial and industrial lending, and equipment financing.
Commercial Real Estate
People’s United manages the commercial real estate portfolio by limiting the concentration in any particular loan type, term, industry, or to any individual borrower. People’s United’s highest loan concentration in the commercial real estate loan portfolio is in the residential (multifamily) sector, which represented 35% of this loan portfolio at both December 31, 2019 and 2018.

As of December 31 (in millions)	2019	2018
Property Type:
Residential (multifamily)	$5,140.2	$4,026.2
Retail	3,843.8	3,231.3
Office buildings	2,689.6	2,132.9
Hospitality/entertainment	948.4	710.5
Industrial/manufacturing	784.2	558.0
Health care	561.3	395.2
Mixed/special use	287.2	242.8
Self storage	209.8	190.6
Land	73.8	35.4
Other	224.0	126.7
Total commercial real estate	$14,762.3	$11,649.6
Commercial Real Estate Portfolio
As of December 31 (dollars in billions)
In 2019, the commercial real estate portfolio increased $3.1 billion compared to 2018, reflecting organic growth and the addition of loans acquired in connection with the BSB Bancorp and United Financial acquisitions completed in 2019, partially offset by expected run-off totaling $231 million in the transactional portion of the New York multifamily portfolio and run-off in the acquired portfolio. The Company expects run-off in the transactional portion of the New York multifamily portfolio to be in the range of $300 million to $400 million in 2020. The commercial real estate portfolio increased $581 million in 2018 compared to 2017, reflecting the addition of loans acquired in connection with the First Connecticut acquisition completed in 2018, partially offset by expected run-off totaling $434 million in the transactional portion of the New York multifamily portfolio and run-off in the acquired portfolio.
Included in the commercial real estate portfolio are construction loans totaling $1.0 billion and $574 million at December 31, 2019 and 2018, respectively, net of the unadvanced portion of such loan totaling $724 million and $519 million, respectively. During 2019, 2018 and 2017, the Company sold acquired loans with outstanding principal balances totaling $10.1 million, $10.0 million and $7.9 million, respectively (carrying amounts of $7.1 million, $4.4 million and $5.0 million, respectively) and recognized net gains on sales totaling $0.4 million, $1.8 million and $2.4 million, respectively.

At December 31, 2019 and 2018, 29% and 33%, respectively, of People’s United’s commercial real estate portfolio was secured by properties located in New York. At both December 31, 2019 and 2018, 23% were secured by properties located in Connecticut. In addition, 31% and 25% of the commercial real estate portfolio was secured by properties located in Massachusetts, Vermont and New Hampshire at December 31, 2019 and 2018, respectively. No other state exposure was greater than 5% at both December 31, 2019 and 2018.
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
As of December 31, 2019 (percent)
Commercial and Industrial
People’s United provides diversified products and services to its commercial customers, including short-term working capital credit facilities, term financing, asset-based loans, letters of credit, cash management services and commercial deposit accounts.

As of December 31 (in millions)	2019	2018
Industry:
Finance and insurance	$2,521.8	$1,366.7
Service	1,975.0	1,734.8
Manufacturing	1,331.6	1,275.6
Wholesale trade	1,286.6	1,240.1
Real estate, rental and leasing	1,131.0	926.7
Health services	960.1	846.8
Retail trade	694.0	702.9
Transportation and utilities	384.3	344.2
Construction	314.3	252.5
Arts, entertainment and recreation	159.3	145.9
Information and media	141.8	114.5
Public administration	64.6	59.2
Other	77.2	79.0
Total commercial and industrial	$11,041.6	$9,088.9

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
In 2019, the commercial and industrial portfolio increased $2.0 billion compared to 2018, reflecting organic growth of $1.47 billion, or 16% of the commercial and industrial portfolio, and the addition of loans acquired in connection with the BSB Bancorp and United Financial acquisitions completed in 2019, partially offset by run-off in the acquired portfolio. In 2018, the commercial and industrial portfolio increased $358 million compared to 2017, reflecting organic growth of $162 million, or 2% of the commercial and industrial portfolio, and the addition of loans acquired in connection with the First Connecticut acquisition completed in 2018, partially offset by run-off in the acquired portfolio.
At December 31, 2019 and 2018, the commercial and industrial portfolio included $767 million and $685 million, respectively, of asset-based lending loans to companies with annual sales between $15 million and $500 million, of which 68% and 76% were to companies located within the Company’s geographic footprint at December 31, 2019 and 2018, respectively. Targeted industries include wholesale and distribution, manufacturing, food distribution and processing, transportation, and retail and business services. Credit facilities include revolving and working capital lines of credit, machinery and equipment term loans and lines of credit, owner-occupied real estate mortgage loans and stretch term loans for qualified customers. The commercial and industrial portfolio also included $1.48 billion of mortgage warehouse loans at December 31, 2019, compared to $802 million at December 31, 2018. Such loans represent lines of credit extended to a loan originator to fund a mortgage that a borrower initially used to purchase a property. The extension of credit generally lasts from the loan’s point of origination to the point when the mortgage is sold into the secondary market. At December 31, 2019 and 2018, 12% and 13%, respectively, of the mortgage warehouse loans were to customers located within the Company’s footprint.
At December 31, 2019 and 2018, 20% and 22%, respectively, of the commercial and industrial loan portfolio consisted of loans to Connecticut-based businesses. Commercial and industrial loan exposure in the states of Vermont, Massachusetts and New Hampshire totaled a combined 31% and 36% at December 31, 2019 and 2018, respectively, and in the state of New York totaled 18% and 19%, respectively. No other state exposure was greater than 6%. While People’s United continues to focus on asset quality, the performance of the commercial lending and industrial portfolio may be adversely impacted if the economy weakens in the future.

Commercial and Industrial Diversification by Industry
As of December 31, 2019 (percent)
Equipment Financing
People’s Financial has three equipment financing businesses – PCLC, PUEFC and LEAF. The three companies have different business models and go-to-market strategies, and are viewed in the marketplace as separate companies. PCLC is an equipment finance company specializing in financing for the transportation, equipment rental, construction, manufacturing, printing, packaging and service industries in all 50 states. PCLC assists companies in acquiring new and used equipment and/or refinancing existing equipment. PUEFC is a secured equipment finance company with a focus on the construction, equipment rental, road transportation and waste industries nationwide. LEAF maintains a nationwide origination footprint working with manufacturers, distributors, dealers and end-users of essential use equipment and software in a variety of industries including industrial, manufacturing, light construction, office products and medical. Substantially the entire equipment financing portfolio (95% at both December 31, 2019 and 2018) was to customers located outside of New England. At December 31, 2019, 30% of the equipment financing portfolio consisted of loans to customers located in Texas, California and New York, and no other state exposure was greater than 7%.

As of December 31 (in millions)	2019	2018
Industry:
Transportation and utilities	$1,213.3	$1,181.3
Service	694.2	542.2
Construction	689.9	558.1
Rental and leasing	580.2	543.0
Manufacturing	306.4	234.2
Wholesale trade	256.8	202.8
Health services	219.4	184.3
Waste management	196.8	192.6
Printing	191.8	197.9
Retail trade	121.3	99.2
Packaging	114.3	118.6
Mining, oil and gas	74.7	47.2
Other	251.3	237.8
Total equipment financing	$4,910.4	$4,339.2

Equipment Financing Portfolio
As of December 31 (dollars in billions)
The equipment financing portfolio increased $571 million in 2019 compared to 2018, reflecting organic growth of $768 million, or 18% of the equipment and financing portfolio, partially offset by run-off in the LEAF acquired portfolio. The equipment financing portfolio increased $434 million in 2018 compared to 2017, reflecting organic growth of $629 million, or 19% of the equipment and financing portfolio, partially offset by run-off in the LEAF acquired portfolio. Operating on a national scale, equipment financing represented 16% and 17% of the total Commercial portfolio at December 31, 2019 and 2018, respectively. While People’s United continues to focus on asset quality, the performance of the equipment financing portfolio may be adversely impacted if the national economy weakens in the future.
Equipment Financing Diversification by Industry
As of December 31, 2019 (percent)
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
At December 31, 2019 and 2018, 81% and 78%, respectively, of the residential mortgage loan portfolio was secured by properties located in New England and 10% and 12%, respectively, at these dates, was secured by properties located in New York. At December 31, 2019 and 2018, the residential mortgage loan portfolio included $1.1 billion and $1.2 billion, respectively of interest-only loans. See Asset Quality for further discussion of interest-only loans. Also included in residential mortgage loans at December 31, 2019 and 2018 are construction loans totaling $41 million and $57 million, respectively.

People’s United’s residential mortgage loan originations totaled $1.1 billion in 2019, $1.3 billion in 2018 and $1.7 billion in 2017. The mix and volume of residential mortgage loan originations vary in response to changes in market interest rates, customer preferences and the level of refinancing activity. ARM loans accounted for 52% of total residential mortgage originations in 2019 compared to 68% in 2018 and 71% in 2017.
Residential Mortgage Originations
Years ended December 31 (dollars in millions)
In 2019, ARM loans increased $403 million compared to 2018, reflecting the addition of loans acquired in connection with the BSB Bancorp and United Financial acquisitions completed in 2019, partially offset by run-off in both the originated and acquired portfolios. Originated ARM loans decreased $488 million in 2019 compared to 2018, reflecting People's United's decision to remix the balance sheet with a focus on higher-yielding loan portfolios. In 2018, ARM loans increased $735 million compared to 2017, reflecting organic growth of $72 million, or 1% of ARM loans, and the addition of loans acquired in connection with the First Connecticut acquisition completed in 2018, partially offset by run-off in the acquired portfolio.
Fixed-rate residential mortgage loans increased $1.76 billion in 2019 compared to 2018, primarily reflecting the addition of loans acquired in connection with the BSB Bancorp and United Financial acquisitions completed in 2019 and organic growth of $288 million, or 19% of fixed-rate residential mortgage loans, Fixed-rate residential mortgage loans increased $613 million in 2018 compared to 2017, primarily reflecting the addition of loans acquired in connection with the First Connecticut acquisition completed in 2018. The Company currently retains in its portfolio most of its originated adjustable-rate and certain fixed-rate residential mortgage loans.
Residential Mortgage Originations by Product
Year ended December 31, 2019 (percent)
People’s United’s loan loss experience within the residential mortgage portfolio continues to be primarily attributable to a small number of loans. The continued performance of the residential mortgage loan portfolio in the future may be adversely impacted by the level and direction of interest rates, consumer preferences and the regional economy.

Home Equity and Other Consumer Lending
People’s United offers home equity lines of credit (“HELOCs”) and home equity loans, and to a lesser extent, other forms of installment and revolving credit loans. At December 31, 2019, 77% of the consumer loan portfolio was to customers located within the New England states. Included in other consumer loans at December 31, 2019 are $110 million of home improvement and automobile loans acquired in connection with the United Financial acquisition. Future growth of People’s United’s home equity and other consumer loan portfolio is highly dependent upon economic conditions, the interest rate environment and competitors’ strategies.

As of December 31 (in millions)	2019	2018
HELOCs	$2,153.2	$1,729.9
Home equity loans	253.3	232.5
Other	157.2	47.1
Total home equity and other consumer	$2,563.7	$2,009.5

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
Guidance issued by the OCC requires that loans subject to a borrower’s discharge from personal liability following a Chapter 7 bankruptcy be treated as TDRs, included in non-performing loans and written down to the estimated collateral value, regardless of delinquency status. Included in TDRs at December 31, 2019 are $26.2 million of such loans. Of this amount, $20.3 million, or 78%, were less than 90 days past due on their payments as of that date.
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
During 2019, we performed 91 loan modifications that were not classified as TDRs. The balances of the loans at the time of the respective modifications totaled $276.8 million. In each case, we concluded that the modification did not result in the granting of a concession based on one or more of the following considerations: (i) the receipt of additional collateral (the nature and amount of which was deemed to serve as adequate compensation for other terms of the restructuring) and/or guarantees; (ii) the borrower having access to funds at a market rate for debt with similar risk characteristics as the restructured debt; and (iii) the restructuring resulting in a delay in payment that is insignificant in relation to the other terms of the obligation. See Note 5 to the Consolidated Financial Statements for additional disclosures relating to TDRs.

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
At December 31, 2019, the loan portfolio included $1.1 billion of interest-only residential mortgage loans. People’s United began originating interest-only residential mortgage loans in March 2003. The underwriting guidelines and requirements for such loans are generally more restrictive than those applied to other types of residential mortgage loans. People’s United has not originated interest-only residential mortgage loans that permit negative amortization or optional payment amounts. Amortization of an interest-only residential mortgage loan begins after the initial interest rate changes (e.g. after 5 years for a 5/1 ARM loan). In general, People’s United’s underwriting guidelines for residential mortgage loans require the following: (i) properties must be single-family and owner-occupied primary residences; (ii) lower loan-to-value (“LTV”) ratios (less than 60% on average); (iii) higher credit scores (greater than 700 on average); and (iv) sufficient post-closing reserves.
Updated estimates of property values are obtained from an independent third-party for residential mortgage loans 90 days past due. At December 31, 2019, non-performing residential mortgage loans totaling $0.2 million had current LTV ratios of more than 100%. At that date, the weighted average LTV ratio and FICO score for the residential mortgage loan portfolio were 63% and 760, respectively.
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
During 2019, the Company repurchased one residential mortgage loan from a GSE that we had previously sold to the GSE. The balance of the loan at the time of the repurchase totaled $0.2 million and related fees and expenses incurred totaled less than $0.1 million. During that same time period, the Company issued 23 investor refunds, totaling $0.1 million, under contractual recourse agreements. Based on the limited number of repurchase requests the Company has historically received, the immaterial cost associated with such repurchase requests and management’s view that this past experience is consistent with our current and near-term estimate of such exposure, the Company has established a reserve for such repurchase requests, which totaled $0.2 million at December 31, 2019.
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
The following table sets forth, as of December 31, 2019, the committed amount of HELOCs scheduled to have the draw period end during the years shown:

December 31, (in millions)	Credit Lines
2020	$126.8
2021	279.3
2022	432.0
2023	448.5
2024	502.7
Later years	2,332.0
Total	$4,121.3
Approximately 87% of our HELOCs are presently in their draw period. Although converted amortizing payment loans represent only a small portion of the portfolio, our default and delinquency statistics indicate a higher level of occurrence for such loans when compared to HELOCs that are still in the draw period.
Delinquency statistics for the HELOC portfolio as of December 31, 2019 are as follows:

	Portfolio Balance	Delinquencies
(dollars in millions)		Amount	Percent
HELOC status:
Still in draw period	$1,867.8	$18.0	0.95%
Amortizing payment	285.4	18.2	6.39
For the three months ended December 31, 2019, 52% of our borrowers with balances outstanding under HELOCs paid only the minimum amount due.
The majority of home equity loans fully amortize over terms ranging from 5 to 20 years. Home equity loans are limited to first or second liens on a borrower’s primary residence. The maximum LTV ratio is 80% on a single-family property, including a condominium, and 70% on a two-family property. Lower LTV ratios are required on larger line amounts.
We are not able, at this time, to develop statistics for the entire home equity portfolio (both HELOCs and home equity loans) with respect to first liens serviced by third parties that have priority over our junior liens, as lien position data has not historically been captured on our loan servicing systems. As of December 31, 2019, full and complete first lien position data was not readily available for 47% of the home equity portfolio. Effective January 2011, we began tracking lien position data for all new originations and our collections department continues to add lien position data once a loan reaches 75 days past due in connection with our updated assessment of combined loan-to-value (“CLTV”) exposure, which takes place for loans 90 days past due. In addition, when we are notified that the holder of a superior lien has commenced a foreclosure action, our home equity account is identified in the collections system for ongoing monitoring of the legal action. As of December 31, 2019, the portion of the home equity portfolio more than 90 days past due with a CLTV greater than 80% was $3.9 million.
As of December 31, 2019, full and complete first lien position data was readily available for 53%, or $1.3 billion, of the home equity portfolio. Of that total, 41%, or $515.2 million, are in a junior lien position. We estimate that of those junior liens, 35%, or $180.3 million, are held or serviced by others.

When the first lien is held by a third party, we can, in some cases, obtain an indication that a first lien is in default through information reported to credit bureaus. However, because more than one mortgage may be reported in a borrower’s credit report and there may not be a corresponding property address associated with reported mortgages, we are often unable to associate a specific first lien with our junior lien. As of December 31, 2019, there were 32 loans totaling $2.5 million for which we have received notification that the holder of a superior lien has commenced foreclosure action. For 18 of the loans (totaling $1.3 million), our second lien position was performing at the time such foreclosure action was commenced. There was no estimated loss related to those 18 loans as of December 31, 2019. It is important to note that the percentage of new home equity originations for which we hold the first lien has increased from approximately 40% in 2009 to approximately 55% as of December 31, 2019.
We believe there are several factors that serve to mitigate the potential risk associated with the limitations on available first lien data. Most importantly, our underwriting guidelines for home equity loans, which have been, and continue to be, consistently applied, generally require the following: (i) properties located within our geographic footprint; (ii) lower LTV ratios; and (iii) higher credit scores. Notwithstanding the maximum LTV ratios and minimum FICO scores discussed previously, actual LTV ratios at origination were less than 60% on average and current FICO scores of our borrowers are greater than 750 on average. In addition, as of December 31, 2019, 96% of the portfolio balance relates to originations that occurred since 2005, which is generally recognized as the peak of the last housing bubble. We believe these factors are a primary reason for the portfolio’s relatively low level of non-performing loans and net loan charge-offs, both in terms of absolute dollars and as a percentage of average total loans.
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
As of December 31, 2019, the weighted average CLTV ratio and FICO score for the home equity portfolio were 58% and 765, respectively.
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
People’s United’s construction loan portfolio totaled $1.1 billion (3% of total loans) at December 31, 2019. The total committed amount at that date, including both the outstanding balance and the unadvanced portion of such loans, was  $1.9 billion. In some cases, a portion of the total committed amount includes an accompanying interest reserve. At December 31, 2019, construction loans totaling $519.7 million had remaining available interest reserves of $59.9 million. At that date, the Company had no construction loans with interest reserves that were on non-accrual status and included in  non-performing loans.
Historically, certain economic conditions have resulted in an increase in the number of extension requests for commercial real estate and construction loans, some of which may have included related repayment guarantees. Modifications of commercial real estate loans involving maturity extensions are evaluated according to the Company’s normal underwriting standards and are classified as TDRs if the borrower is experiencing financial difficulty and is afforded a concession by People’s United similar to those discussed previously. People’s United had $3.2 million of restructured construction loans at December 31, 2019.
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
For purchased performing loans, the required allowance for loan losses is determined in a manner similar to that for originated loans with a provision for loan losses only recorded when the required allowance for loan losses exceeds any remaining purchase discount at the loan level. For PCI loans, the difference between contractually required principal and interest payments at the acquisition date and the undiscounted cash flows expected to be collected at the acquisition date is referred to as the “nonaccretable difference”, which includes an estimate of future credit losses expected to be incurred over the life of the loans in each pool. A decrease in the expected cash flows in subsequent periods requires the establishment of an allowance for loan losses at that time. At December 31, 2019 and 2018, the allowance for loan losses on acquired loans was $1.1 million and $4.1 million, respectively.
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

The following table presents the activity in the allowance for loan losses and ratios:

Years ended December 31 (dollars in millions)	2019	2018	2017	2016	2015
Allowance for loan losses on originated loans:
Balance at beginning of period	$236.3	$230.8	$223.0	$202.9	$188.1
Charge-offs:
Commercial:
Commercial real estate	(1.4)	(5.2)	(4.6)	(1.0)	(3.9)
Commercial and industrial	(7.9)	(8.6)	(9.4)	(6.1)	(9.8)
Equipment financing	(10.7)	(5.7)	(3.1)	(6.4)	(6.4)
Total	(20.0)	(19.5)	(17.1)	(13.5)	(20.1)
Retail:
Residential mortgage	(1.1)	(0.8)	(1.1)	(2.5)	(2.5)
Home equity	(1.8)	(1.6)	(4.2)	(5.0)	(4.1)
Other consumer	(1.1)	(0.9)	(1.1)	(1.0)	(1.3)
Total	(4.0)	(3.3)	(6.4)	(8.5)	(7.9)
Total charge-offs	(24.0)	(22.8)	(23.5)	(22.0)	(28.0)
Recoveries:
Commercial:
Commercial real estate	0.5	0.9	0.4	0.6	1.1
Commercial and industrial	2.0	1.5	2.9	1.3	1.4
Equipment financing	2.5	1.1	1.3	0.2	2.4
Total	5.0	3.5	4.6	2.1	4.9
Retail:
Residential mortgage	1.1	0.6	0.5	1.4	1.1
Home equity	1.7	1.2	1.0	1.1	0.8
Other consumer	0.3	0.3	0.6	0.5	0.5
Total	3.1	2.1	2.1	3.0	2.4
Total recoveries	8.1	5.6	6.7	5.1	7.3
Net loan charge-offs	(15.9)	(17.2)	(16.8)	(16.9)	(20.7)
Provision for loan losses	25.1	22.7	24.6	37.0	35.5
Balance at end of period	$245.5	$236.3	$230.8	$223.0	$202.9

Allowance for loan losses on acquired loans:
Balance at beginning of period	$4.1	$3.6	$6.3	$8.1	$10.2
Charge-offs	(7.5)	(8.1)	(4.4)	(1.4)	—
Recoveries	1.3	1.3	0.3	—	—
Net loan charge-offs	(6.2)	(6.8)	(4.1)	(1.4)	—
Provision for loan losses	3.2	7.3	1.4	(0.4)	(2.1)
Balance at end of period	$1.1	$4.1	$3.6	$6.3	$8.1
Total allowance for loan losses	$246.6	$240.4	$234.4	$229.3	$211.0
Originated commercial allowance for loan losses as a percentage of originated commercial loans	0.89%	0.93%	0.95%	0.90%	0.91%
Originated retail allowance for loan losses as a percentage of originated retail loans	0.35	0.36	0.35	0.30	0.28
Total originated allowance for loan losses as a percentage of:
Originated loans	0.75	0.77	0.77	0.77	0.73
Originated non-performing loans	156.4	140.9	155.2	150.6	127.3

The provision for loan losses on originated loans totaled $25.1 million in 2019, reflecting net loan charge-offs of $15.9 million and an increase in the originated allowance for loan losses in response to portfolio-specific risk factors and loan mix. The provision for loan losses on originated loans totaled $22.7 million in 2018, reflecting net loan charge-offs of $17.2 million and an increase in the originated allowance for loan losses in response to portfolio-specific risk factors and loan growth. The originated allowance for loan losses as a percentage of originated loans was 0.75% at both December 31, 2019 and 2018. The provision for loan losses on acquired loans in 2019 and 2018 reflects net loan charge-offs of $6.2 million and $6.8 million, respectively.
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
The following table summarizes net loan charge-offs by class of loan and total net loan charge-offs to average total loans:

Years ended December 31	2019	2018	2017	2016	2015
Commercial:
Commercial real estate	0.01%	0.04%	0.04%	0.02%	0.03%
Commercial and industrial	0.06	0.08	0.08	0.06	0.11
Equipment financing	0.32	0.28	0.17	0.21	0.14
Retail:
Residential mortgage (1)	—	—	0.01	0.02	0.03
Home equity (2)	—	0.02	0.15	0.19	0.15
Other consumer	0.70	1.27	1.09	0.98	1.64
Total portfolio	0.06%	0.07%	0.07%	0.06%	0.08%
(1)Less than 0.01% at both December 31, 2019 and 2018.
(2)Less than 0.01% at December 31, 2019.

The following table presents, by class of loan, the allocation of the allowance for loan losses on originated loans and the percent of loans in each class to total loans:

	2019		2018		2017		2016		2015
As of December 31 (dollars in millions)	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio
Commercial:
Commercial real estate	$76.9	30.6%	$77.7	32.0%	$77.8	33.6%	$73.7	34.5%	$73.1	35.3%
Commercial and industrial	92.5	29.8	83.8	27.1	80.0	27.0	86.4	27.3	80.0	27.3
Equipment financing	47.4	14.4	44.1	12.8	43.3	11.0	38.7	10.2	28.7	10.4
Retail:
Residential mortgage	20.0	20.1	21.7	22.2	20.5	21.7	16.7	20.9	11.2	19.2
Home equity	7.7	5.0	8.3	5.8	8.3	6.5	6.9	7.0	8.9	7.6
Other consumer	1.0	0.1	0.7	0.1	0.9	0.2	0.6	0.1	1.0	0.2
Total originated allowance for loan losses	$245.5	100.0%	$236.3	100.0%	$230.8	100.0%	$223.0	100.0%	$202.9	100.0%
The allocation of the allowance for loan losses on originated loans at December 31, 2019 reflects management’s assessment of credit risk and probable loss within each portfolio. This assessment is based on a variety of internal and external factors including, but not limited to, the likelihood and severity of loss, portfolio growth and related risk characteristics, and current economic conditions. With respect to the originated portfolio, an allocation of a portion of the allowance to one loan segment does not preclude its availability to absorb losses in another loan segment. Management believes that the level of the allowance for loan losses at December 31, 2019 is appropriate to cover probable losses.
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
All previously accrued but unpaid interest on non-accrual loans is reversed from interest income in the period in which the accrual of interest is discontinued. Interest payments received on non-accrual loans (including impaired loans) are generally applied as a reduction of principal if future collections are doubtful, although such interest payments may be recognized as income. A loan remains on non-accrual status until the factors that indicated doubtful collectability no longer exist or until a loan is determined to be uncollectible and is charged off against the allowance for loan losses. There were no loans past due  90 days or more and still accruing interest at December 31, 2019 or 2018.

People’s United’s non-performing assets are summarized as follows:

As of December 31 (dollars in millions)	2019	2018	2017	2016	2015
Originated non-performing loans:
Commercial:
Commercial real estate	$29.8	$33.5	$23.7	$22.3	$30.2
Commercial and industrial	32.1	38.0	32.6	41.5	44.9
Equipment financing	46.2	42.0	44.3	39.4	27.5
Total	108.1	113.5	100.6	103.2	113.5
Retail:
Residential mortgage	36.3	38.9	32.7	27.4	37.2
Home equity	12.6	15.3	15.4	17.4	19.5
Other consumer	—	—	—	—	0.1
Total	48.9	54.2	48.1	44.8	54.2
Total originated non-performing loans (1)	157.0	167.7	148.7	148.0	167.7
REO:
Residential	11.9	5.5	7.6	8.1	7.1
Commercial	7.3	8.7	9.3	4.0	5.5
Total REO	19.2	14.2	16.9	12.1	12.6
Repossessed assets	4.2	3.9	2.5	7.2	9.5
Total non-performing assets	$180.4	$185.8	$168.1	$167.3	$185.8
Originated non-performing loans as a percentage of originated loans	0.48%	0.55%	0.49%	0.51%	0.58%
Non-performing assets as a percentage of:
Originated loans, REO and repossessed assets	0.55	0.61	0.56	0.57	0.66
Tangible stockholders’ equity and originated allowance for loan losses	3.67	4.76	4.81	5.19	6.38
(1)Reported net of government guarantees totaling $1.3 million, $1.9 million, $3.1 million, $13.1 million and $16.9 million at December 31, 2019, 2018, 2017, 2016 and 2015, respectively. These government guarantees relate, almost entirely, to guarantees provided by the Small Business Administration as well as selected other Federal agencies and represent the carrying value of the loans that are covered by such guarantees, the extent of which (i.e. full or partial) varies by loan. At December 31, 2019, the principal loan classes to which these government guarantees relate are commercial and industrial loans (95%) and commercial real estate loans (5%).
The table above excludes acquired loans that are (i) accounted for as PCI loans and/or (ii) covered by an FDIC loss-share agreement (“LSA”), which totaled $53.5 million at December 31, 2019; $44.1 million at December 31, 2018; $25.1 million at December 31, 2017; $24.7 million at December 31, 2016; and $30.0 million at December 31, 2015. Such loans otherwise meet People’s United’s definition of a non-performing loan but are excluded because the loans are included in loan pools that are considered performing and/or credit losses are covered by an FDIC LSA. The discounts arising from recording these loans at fair value were due, in part, to credit quality. Accordingly, such loans are generally accounted for on a pool basis and the accretable yield on the pools is being recognized as interest income over the life of the loans based on expected cash flows at the pool level. In addition, the table excludes purchase performing loans totaling $13.6 million, $6.0 million and $4.7 million at December 31, 2019, 2018 and 2017, respectively, of which $13.2 million, $6.0 million and $4.7 million, respectively, at those dates, became non-performing subsequent to acquisition.

Total non-performing assets decreased $5.4 million from December 31, 2018 and equaled 0.61% of originated loans, real estate owned ("REO") and repossessed assets at December 31, 2019. The decrease in total non-performing assets from December 31, 2018 primarily reflects decreases of $5.9 million in non-performing commercial and industrial loans, $3.7 million in non-performing commercial real estate loans, $2.7 million in non-performing home equity loans and $2.6 million in non-performing residential mortgage loans, partially offset by increases of $6.4 million in residential REO and $4.2 million in non-performing equipment financing loans.
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
In addition to the non-performing loans discussed above, People’s United has also identified $617.7 million in potential problem loans at December 31, 2019 (all of which are included in the originated portfolio). Potential problem loans represent loans that are currently performing, but for which known information about possible credit deterioration on the part of the related borrowers causes management to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms and which may result in the disclosure of such loans as non-performing at some time in the future. The potential problem loans are generally loans that, although performing, have been classified as “substandard” in accordance with People’s United’s loan rating system, which is consistent with guidelines established by banking regulators.
At December 31, 2019, potential problem loans consisted of equipment financing loans ($352.2 million), commercial and industrial loans ($216.3 million) and commercial real estate loans ($49.2 million). Such loans are closely monitored by management and have remained in performing status for a variety of reasons including, but not limited to, delinquency status, borrower payment history and fair value of the underlying collateral. Management cannot predict the extent to which economic conditions may worsen or whether other factors may adversely impact the ability of these borrowers to make payments. Accordingly, there can be no assurance that potential problem loans will not become 90 days or more past due, be placed on non-accrual status, be restructured, or require additional provisions for loan losses.
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

Funding
People’s United’s primary funding sources are deposits and stockholders’ equity, which represented 88% of total assets at December 31, 2019. Borrowings and notes and debentures also are available sources of funding.

Deposits
People’s United’s strategy is to focus on increasing deposits by providing a wide range of convenient services to commercial, retail, business and wealth management customers. People’s United provides customers access to their deposits through 450 branches, including 147 full-service Stop & Shop supermarket branches, 602 ATMs, telephone banking and an Internet banking site. At the respective acquisition dates in 2019, the fair values of BSB Bancorp’s and United Financial’s deposits were $2.12 billion and $5.69 billion, respectively. At the respective acquisition dates in 2018 and 2017, the fair values of First Connecticut’s and Suffolk’s deposits were $2.41 billion and $1.85 billion, respectively.

	2019		2018		2017
As of December 31 (dollars in millions)	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
Non-interest-bearing	$9,803.7	—%	$8,543.0	—%	$8,002.4	—%
Money market	11,651.3	0.98	9,859.7	1.10	9,138.4	0.60
Interest-bearing checking	7,941.3	0.84	6,723.6	0.90	6,050.7	0.53
Total	19,592.6	0.92	16,583.3	1.04	15,189.1	0.57
Savings	4,987.7	0.23	4,116.5	0.09	4,410.5	0.14
Time deposits maturing:
Within 3 months	3,984.7	1.90	1,480.0	1.66	1,785.3	1.04
After 3 but within 6 months	2,659.3	2.12	1,375.6	1.67	740.5	0.90
After 6 months but within 1 year	1,354.8	1.77	2,511.5	1.83	1,354.9	1.14
After 1 but within 2 years	816.3	1.82	1,275.5	1.98	1,060.0	1.42
After 2 but within 3 years	275.4	2.23	153.5	1.97	358.9	1.73
After 3 but within 4 years	97.8	2.37	102.1	1.63	62.0	1.03
After 4 but within 5 years	17.2	1.09	18.0	1.29	92.6	1.62
After 5 years (1)	—	0.99	—	1.10	0.1	0.86
Total	9,205.5	1.95	6,916.2	1.78	5,454.3	1.17
Total deposits	$43,589.5	0.85%	$36,159.0	0.83%	$33,056.3	0.47%
(1)Amount totaled less than $0.1 million at both December 31, 2019 and 2018.
Deposits equaled 74%, 75% and 74% of total assets at December 31, 2019, 2018 and 2017, respectively. Deposits and stockholders’ equity constituted 88% of People’s United’s funding base at December 31, 2019 and 89% at both  December 31, 2018 and 2017.
The expansion of People’s United’s branch network and its commitment to developing full-service relationships with its customers are integral components of People’s United’s strategy to leverage the success of its supermarket banking initiative, expand market share and continue growing deposits. At December 31, 2019, People’s United’s network of Stop & Shop branches held $4.9 billion in total deposits and deposits in supermarket branches open for more than one year averaged $33 million per store.
Non-interest-bearing deposits are an important source of low-cost funding and fee income for People’s United. In addition, People’s United believes that checking accounts represent one of the core relationships between a financial institution and its customers, and it is from these relationships that cross-selling of other financial services can be achieved.  Non-interest-bearing deposits equaled 22% of total deposits at December 31, 2019 and 24% at both December 31 2018 and 2017. Time deposits of $100,000 or more totaled $4.6 billion at December 31, 2019, of which $1.7 billion mature within three months, $1.6 billion mature after three months but within six months, $722 million mature after six months but within one year and $583 million mature after one year. Included in total deposits at December 31, 2019 are $3.5 billion of brokered deposits, comprised of money market ($2.0 billion), time ($1.4 billion) and interest-bearing checking ($91 million). See Note 10 to the Consolidated Financial Statements for additional information concerning deposits.

Total Deposits
As of December 31 (dollars in billions)
The following table presents, by rate category, the remaining period to maturity of time deposits outstanding:

	Period to Maturity from December 31, 2019
(in millions)	Within Three Months	Over Three to Six Months	Over Six Months to One Year	Over One to Two Years	Over Two to Three Years	Over Three to Four Years	Over Four to Five Years	Over Five Years (1)	Total
0.50% or less	$235.4	$118.5	$265.9	$177.8	$3.1	$—	$—	$—	$800.7
0.51% to 1.00%	31.4	36.8	68.6	110.3	33.3	12.7	11.0	—	304.1
1.01% to 1.50%	91.3	81.2	45.2	25.6	24.6	6.9	4.8	—	279.6
1.51% to 2.00%	2,444.8	787.2	395.6	109.5	39.2	7.2	0.5	—	3,784.0
2.01% to 2.50%	804.8	1,072.6	205.6	60.3	50.6	4.6	—	—	2,198.5
2.51% and greater	377.0	563.0	373.9	332.8	124.6	66.4	0.9	—	1,838.6
Total	$3,984.7	$2,659.3	$1,354.8	$816.3	$275.4	$97.8	$17.2	$—	$9,205.5
(1)Amount totaled less than $0.1 million at December 31, 2019.
Borrowings
People’s United’s primary source for borrowings are advances from the FHLB of Boston, which provides credit for member institutions within its assigned region, and federal funds purchased, which are typically unsecured overnight loans among banks. Customer repurchase agreements primarily consist of transactions with commercial and municipal customers.
At December 31, 2019, the Bank’s total borrowing capacity from (i) the FHLB of Boston and the FRB-NY for advances and (ii) repurchase agreements was $12.7 billion based on the level of qualifying collateral available for these borrowings. In addition, the Bank had unsecured borrowing capacity of $1.7 billion at that date. FHLB advances are secured by the Bank’s investment in FHLB stock and by a security agreement that requires the Bank to maintain, as collateral, sufficient qualifying assets not otherwise pledged (principally single-family residential mortgage loans, home equity lines of credit and loans, and commercial real estate loans).

Total borrowings equaled 9% of total assets at December 31, 2019, compared to 8% at December 31, 2018 and 7% at December 31, 2017. FHLB advances, federal funds purchased and customer repurchase agreements represented 5%, 3% and 1% of total assets at December 31, 2019, respectively. At December 31, 2017, other borrowings included one remaining securitization assumed in the LEAF acquisition, which was paid without penalty in June 2018. See Note 11 to the Consolidated Financial Statements for additional information concerning borrowings.

	2019		2018		2017
As of December 31 (dollars in millions)	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
Fixed-rate FHLB advances maturing:
Within 1 month	$3,060.8	1.79%	$2,270.3	2.59%	$1,863.0	1.49%
After 1 month but within 1 year	44.8	1.79	61.0	1.76	891.5	1.86
After 1 but within 2 years	6.8	2.11	54.2	1.75	—	—
After 2 but within 3 years	1.2	0.51	6.8	2.11	15.1	1.76
After 3 but within 4 years	0.6	0.05	1.3	0.52	—	—
After 4 but within 5 years	—	—	0.6	0.05	0.9	0.75
After 5 years	11.2	1.50	10.3	1.64	3.9	1.50
Total FHLB advances	3,125.4	1.79	2,404.5	2.54	2,774.4	1.61
Federal funds purchased maturing:
Within 1 month	1,620.0	1.61	845.0	2.53	820.0	1.47
Customer repurchase agreements maturing:
Within 1 month	409.1	0.69	332.9	0.61	301.6	0.19
Other borrowings maturing:
Within 1 year	—	—	11.0	2.40	2.4	1.33
After 5 years	—	—	—	—	205.4	2.58
Total other borrowings	—	—	11.0	2.40	207.8	2.57
Total borrowings	$5,154.5	1.64%	$3,593.4	2.36%	$4,103.8	1.53%
Notes and Debentures
Notes and debentures totaled $993 million, $896 million and $902 million at December 31, 2019, 2018 and 2017, respectively, and equaled 2% of total assets at each respective date. The increase in 2019 compared to 2018 reflects the subordinated notes People's United assumed in connection with its acquisition of United Financial. See Note 12 to the Consolidated Financial Statements for additional information concerning notes and debentures.

Contractual Cash Obligations
The following table is a summary of People’s United’s contractual cash obligations, other than deposit liabilities. Additional information concerning the Company’s contractual cash obligations is included in Notes 10, 11, 12 and 21 to the Consolidated Financial Statements. Purchase obligations included in the table below represent those agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions. A substantial majority of People’s United’s purchase obligations are renewable on a year-to-year basis. As such, the purchase obligations included in this table only reflect the contractual commitment.

	Payments Due by Period
As of December 31, 2019 (in millions)	Total	Less Than One Year	One to Three Years	Four to Five Years	After Five Years
Borrowings	$5,154.5	$5,134.7	$8.0	$0.6	$11.2
Notes and debentures	993.1	—	498.3	494.8	—
Interest payments on fixed-rate borrowings and notes and debentures (1)	151.1	41.4	77.6	31.9	0.2
Operating leases (2)	350.8	66.6	110.2	62.2	111.8
Purchase obligations	221.1	97.2	89.6	32.2	2.1
Total	$6,870.6	$5,339.9	$783.7	$621.7	$125.3
(1)Interest payments on floating-rate borrowings are not included in the table above as the timing and amount of such payments is uncertain. See Note 11 to the Consolidated Financial Statements.
(2)Effective January 1, 2019, the Company adopted new lease accounting guidance that requires the recognition of operating lease liabilities in the Consolidated Statement of Condition based on the present value of the remaining minimum lease payments determined using a discount rate as of the effective date (see Notes 1 and 6 to the Consolidated Financial Statements).
Future contingent commitments totaling $141.1 million at December 31, 2019, related to limited partnership affordable housing investments, are not included in the table above as the timing of the related capital calls cannot be estimated. Similarly, income tax liabilities totaling $33.3 million, including related interest and penalties, are not included in the table above as the timing of their resolution cannot be estimated. See Note 13 to the Consolidated Financial Statements.
Also not included in the table above are expected future net benefit payments related to the Company’s pension and other postretirement plans that are due as follows: $29.6 million in less than one year; $62.8 million in one to three years; $66.4 million in four to five years; and $185.9 million after five years. See Note 18 to the Consolidated Financial Statements.

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
Asset liquidity is provided by: cash; short-term investments and securities purchased under agreements to resell; proceeds from maturities, principal repayments and sales of securities; and proceeds from scheduled principal collections, prepayments and sales of loans. In addition, certain securities may be used to collateralize borrowings under repurchase agreements. The Consolidated Statements of Cash Flows present data on cash provided by and used in People’s United’s operating, investing and financing activities. At December 31, 2019, People’s United (parent company) liquid assets included $455 million in cash and $8 million in equity securities, while the Bank’s liquid assets included $3.6 billion in debt securities available-for-sale and $396 million in cash and cash equivalents. At December 31, 2019, debt securities available-for-sale with a fair value of $2.4 billion and debt securities held-to-maturity with an amortized cost basis of $1.5 billion were pledged as collateral for public deposits and for other purposes.

Liability liquidity is measured by both People’s United’s and the Bank’s ability to obtain deposits and borrowings at  cost-effective rates that are diversified with respect to markets and maturities. Deposits, which are considered the most stable source of liability liquidity, totaled $43.6 billion at December 31, 2019 and represented 76% of total funding (the sum of total deposits, total borrowings, notes and debentures, and stockholders’ equity). Borrowings are used to diversify People’s United’s funding mix and to support asset growth. Borrowings and notes and debentures totaled $5.2 billion and $993 million, respectively, at December 31, 2019, representing 9% and 2%, respectively, of total funding at that date.
The Bank’s current available sources of borrowings include: federal funds purchased, advances from the FHLB of Boston and the FRB-NY, and repurchase agreements. At December 31, 2019, the Bank’s total borrowing capacity from (i) the FHLB of Boston and the FRB-NY for advances and (ii) repurchase agreements was $12.7 billion based on the level of qualifying collateral available for these borrowings. In addition, the Bank had unsecured borrowing capacity of $1.7 billion at that date.

Earning Asset Mix	Funding Base
$51.7 billion as of December 31, 2019 (percent)	$57.7 billion as of December 31, 2019 (percent)

2
9
14
75
Deposits
Stockholders' Equity
Borrowings
Notes and debentures

At December 31, 2019, the Bank had outstanding commitments to originate loans totaling $1.4 billion and approved, but unused, lines of credit extended to customers totaling $9.7 billion (including $2.5 billion of HELOCs).
The sources of liquidity discussed above are deemed by management to be sufficient to fund outstanding loan commitments and to meet both People’s United’s and the Bank’s other obligations.

Stockholders’ Equity and Dividends
People’s United’s total stockholders’ equity was $7.95 billion at December 31, 2019, a $1.41 billion increase from December 31, 2018. This increase primarily reflects: (i) the issuance of 44.4 million shares of People's United common stock in connection with the United Financial acquisition with a fair value of $720.6 million; (ii) the issuance of 19.7 million shares of People’s United common stock in connection with the BSB Bancorp acquisition with a fair value of $324.5 million; (iii) net income in 2019 of $520.4 million; and (iv) an $89.9 million decrease in accumulated other comprehensive loss ("AOCL") since December 31, 2018, partially offset by common and preferred dividends paid in 2019 totaling $288.9 million. The decrease in AOCL, net of tax, primarily reflects a $63.3 million decrease in the unrealized loss on debt securities available-for-sale. As a percentage of total assets, stockholders’ equity was 13.6% at both December 31, 2019 and 2018. Tangible common equity as a percentage of tangible assets was 8.0% and 7.6% at December 31, 2019 and December 31, 2018, respectively.
In June 2019, the Company’s Board of Directors authorized the repurchase of up to 20.0 million shares of People's United's outstanding common stock. Such shares may be repurchased, either directly or through agents, in the open market at prices and terms satisfactory to management. In the fourth quarter of 2019, the Company repurchased 0.2 million shares of People's United common stock under this authorization at a total cost of $2.5 million. Through February 14, 2020, an additional 10.2 million shares of People's United common stock had been repurchased at a total cost of $161.9 million.

People’s United’s total stockholders’ equity was $6.53 billion at December 31, 2018, a $714.0 million increase from December 31, 2017. This increase primarily reflects: (i) the issuance of 28.4 million shares of People’s United common stock in connection with the First Connecticut acquisition with a fair value of $486.4 million; (ii) net income in 2018 of $468.1 million; and (iii) net stock option and restricted stock and related transactions in 2018 totaling $48.4 million, partially offset by common and preferred dividends paid in 2018 totaling $257.9 million. As a percentage of total assets, stockholders’ equity was 13.6% at December 31, 2018 compared to 13.1% at December 31, 2017. Tangible common equity as a percentage of tangible assets was 7.6% and 7.2% at December 31, 2018 and December 31, 2017, respectively.
Common dividends declared and paid per common share totaled $0.7075, $0.6975 and $0.6875 for the years ended December 31, 2019, 2018 and 2017, respectively. People’s United’s common dividend payout ratio (common dividends paid as a percentage of net income available to common shareholders) for the years ended December 31, 2019, 2018 and 2017 was 54.3%, 53.7% and 70.6%, respectively. The Company’s Board of Directors declared a quarterly dividend on its common stock of $0.1775 per share in January 2020, which was paid on February 15, 2020 to shareholders of record on February 1, 2020.
The Bank paid cash dividends totaling $457 million, $342 million and $292 million to People’s United (parent company) in 2019, 2018 and 2017, respectively, and $137 million in February 2020.

Regulatory Capital Requirements
Both People's United and the Bank are subject to capital rules (the “Basel III capital rules”) issued by U.S. banking agencies. The Basel III capital rules, which are now fully phased-in, require U.S. financial institutions to maintain: (i) a minimum ratio of “Common Equity Tier 1” (“CET 1”) 1 capital to total risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET 1 risk-based capital ratio as that buffer is phased-in beginning in 2016, effectively resulting in a minimum CET 1 risk-based capital ratio of 7.0% upon full implementation); (ii) a minimum ratio of Tier 1 capital to total risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 risk-based capital ratio as that buffer is phased-in beginning in 2016, effectively resulting in a minimum Tier 1 risk-based capital ratio of 8.5% upon full implementation); (iii) a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to total risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% Total risk-based capital ratio as that buffer is phased-in beginning in 2016, effectively resulting in a minimum Total risk-based capital ratio of 10.5% upon full implementation); and (iv) a minimum Tier 1 Leverage capital ratio of at least 4.0%, calculated as the ratio of Tier 1 capital to average total assets, as defined.
In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments, a financial institution must hold a capital conservation buffer above its minimum risk-based capital requirements. For 2019, the final year of the phase-in period, and thereafter, the capital conservation buffer was to 2.50%. In July 2019, U.S. banking agencies issued a final rule intended to simplify certain aspects of the regulatory capital rules. Management does not expect the impact of this final rule will have a material effect on the Company's or the Bank's risk-based capital ratios.
For regulatory capital purposes, subordinated note issuances qualify, up to certain limits, as Tier 2 capital for Total  risk-based capital. In accordance with regulatory capital rules, beginning in 2019 and for each of the next four years, the eligible amount of the Bank's $400 million subordinated notes due 2024 and People's United's $75 million subordinated notes due 2024 included in Tier 2 capital will be reduced each year by 20%, or $80 million and $15 million, respectively.
The following is a summary of People’s United’s and the Bank’s regulatory capital amounts and ratios under the Basel III capital rules. The minimum capital required amounts as of December 31, 2019 are based on the capital conservation buffer phase-in provisions of the Basel III capital rules. In connection with the adoption of the Basel III capital rules, both the Company and the Bank elected to opt-out of the requirement to include most components of AOCL in CET 1 capital. At December 31, 2019, both People’s United’s and the Bank’s total risk-weighted assets, as defined, totaled $45.2 billion. As discussed in Note 1 to the Consolidated Financial Statements, the Company’s adoption of the CECL standard, effective  January 1, 2020, will result in an approximate 10 basis point decrease in the capital ratios at both People’s United and the Bank. People’s United has elected to phase-in, over three years, the day-one regulatory capital effects of the CECL standard in accordance with Federal banking agencies final rule issued in December 2018.

	As of December 31, 2019		Minimum Capital Required		Classification as Well-Capitalized
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Capital (1):
People’s United	$4,846.1	9.1%	$2,119.7	4.0%	N/A	N/A
Bank	4,902.0	9.3	2,119.1	4.0	$2,648.8	5.0%
CET 1 Risk-Based Capital (2):
People’s United	4,602.1	10.2	3,164.5	7.0	N/A	N/A
Bank	4,902.0	10.9	3,162.2	7.0	2,936.3	6.5
Tier 1 Risk-Based Capital (3):
People’s United	4,846.1	10.7	3,842.6	8.5	2,712.5	6.0
Bank	4,902.0	10.9	3,839.8	8.5	3,614.0	8.0
Total Risk-Based Capital (4):
People’s United	5,435.6	12.0	4,746.8	10.5	4,520.8	10.0
Bank	5,474.2	12.1	4,743.3	10.5	4,517.4	10.0

(1)Tier 1 Leverage Capital ratio represents CET 1 Capital plus Additional Tier 1 Capital instruments (together, “Tier 1 Capital”) divided by Average Total Assets (less goodwill, other acquisition-related intangibles and other deductions from CET 1 Capital).
(2)CET 1 Risk-Based Capital ratio represents equity capital, as defined, less: (i) after-tax net unrealized gains (losses) on certain securities classified as available-for-sale; (ii) after-tax net unrealized gains (losses) on securities transferred to held-to-maturity; (iii) goodwill and other acquisition-related intangible assets; and (iv) the amount recorded in AOCL relating to pension and other postretirement benefits divided by Total Risk-Weighted Assets.
(3)Tier 1 Risk-Based Capital ratio represents Tier 1 Capital divided by Total Risk-Weighted Assets.
(4)Total Risk-Based Capital ratio represents Tier 1 Capital plus subordinated notes and debentures, up to certain limits, and the allowance for loan losses, up to 1.25% of Total Risk-Weighted Assets, divided by Total Risk-Weighted Assets.
See Notes 1 and 15 to the Consolidated Financial Statements for additional information concerning both the Company’s and the Bank’s regulatory capital amounts and ratios.
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
The following tables set forth the estimated percent change in the Company’s net interest income at risk over one-year simulation periods beginning December 31, 2019 and 2018. Given the current spot interest rate curve at December 31, 2019, a down 200 basis point rate scenario is no longer simulated due to negative interest rates in this scenario.

Parallel Shock Rate Change (basis points)	Estimated Percent Change in Net Interest Income
	2019	2018
+300	4.8%	7.6%
+200	3.5	5.3
+100	2.0	2.8
-100	(2.1)	(3.6)
-200	N/A	(9.9)

Yield Curve Twist Rate Change (basis points)	Estimated Percent Change in Net Interest Income
	2019	2018
Short End -100	—%	(1.7)%
Short End +100	0.6	1.6
Long End -100	(2.0)	(1.8)
Long End +100	1.6	1.3
The net interest income at risk simulation results indicate that at both December 31, 2019 and 2018, the Company is asset sensitive over the twelve-month forecast horizon (i.e. net interest income will increase if market rates rise). The asset sensitive position at December 31, 2019 primarily reflects: (i) approximately 90% of the Company’s loan portfolio being funded by less rate-sensitive core deposits; (ii) approximately 44% of the Company’s loan portfolio being comprised of Prime Rate and  one-month LIBOR-based floating-rate loans; and (iii) the repricing of variable-rate loans, the origination of fixed-rate loans as well as the purchase and reinvestment of securities all over the twelve-month forecast horizon.
The decrease the Company’s asset sensitivity since December 31, 2018 is primarily due to: (i) increased deposit pricing elasticity and shortened deposit pricing lag assumptions in the Company’s IRR model resulting from observed deposit behavior and management’s conservative modeling approach; (ii) purchases of securities; (iii) shortened weighted-average life of time deposits; partially offset by organic loan and deposit growth and faster mortgage-backed security and residential mortgage loan prepayments as a result of lower long-end interest rates. The acquisition of BSB Bancorp in April 2019 had a slightly negative net interest income sensitivity impact and there was no material net interest income sensitivity impact from the acquisition of United Financial in November 2019. Based on the Company’s IRR position at December 31, 2019, an immediate 100 basis point parallel increase in interest rates translates to an approximate $33 million increase in net interest income on an annualized basis.

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
The following table sets forth the estimated percent change in the Company’s economic value of equity at risk, assuming various instantaneous parallel shocks in interest rates. Given the current spot interest rate curve at December 31, 2019, a down 200 basis point rate scenario is no longer simulated due to negative intermediate and long rates in this scenario.

Parallel Shock Rate Change (basis points)	Estimated Percent Change in Economic Value of Equity
	2019	2018
+300	(12.6)%	(12.0)%
+200	(6.6)	(7.2)
+100	(1.6)	(2.8)
-100	(3.3)	(1.0)
-200	N/A	(6.7)
The Company’s economic value of equity at risk profile indicates that at December 31, 2019, the Company’s economic value of equity is liability sensitive in a rising rate environment. The increase in liability sensitivity since December 31, 2018 primarily reflects an increase in the modeled weighted-average life of non-maturity deposits and a decrease in the duration of both mortgage-backed securities and residential mortgage loans resulting from lower long-end interest rates, partially offset by the sensitivity impact from (i) securities purchases; (ii) the acquisition of BSB Bancorp and United Financial fixed-rate residential mortgage and commercial real estate loan portfolios and; (iii) deposit modeling assumption updates.
People’s United’s IRR position at December 31, 2019, as set forth in the net interest income at risk and economic value of equity at risk tables above, reflects an asset sensitive net interest income at risk position and a liability sensitive economic value of equity position. From a net interest income perspective, asset sensitivity over the next 12 months is primarily attributable to the effect of the substantial Prime and LIBOR-based loan balances that are funded mainly by less rate-sensitive deposits. From an economic value of equity perspective, in a rising rate environment, the Company’s assets are more price sensitive than its liabilities due to slightly longer asset duration, which serves to create a liability sensitive risk position. Given the uncertainty of the magnitude, timing and direction of future interest rate movements and the shape of the yield curve, actual results may vary from those predicted by the Company’s models.
Management has established procedures to be followed in the event of an anticipated or actual breach in policy limits. As of December 31, 2019, there were no breaches of the Company’s internal policy limits with respect to either IRR measure. Management utilizes both interest rate measures in the normal course of measuring and managing IRR and believes that each measure is valuable in understanding the Company’s IRR position.
People’s United uses derivative financial instruments, including interest rate swaps, as components of its market risk management (principally to manage IRR). Certain other derivatives are entered into in connection with transactions with commercial customers. Derivatives are not used for speculative purposes. At December 31, 2019, People’s United used interest rate swaps to manage IRR associated with certain interest-bearing assets and interest-bearing liabilities.

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
Certain of People’s United’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of master netting arrangements and posted collateral). There were no derivative instruments with such credit-related contingent features in a net liability position at December 31, 2019.

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

Derivative Financial Instruments
The following table summarizes certain information concerning derivative financial instruments utilized by People’s United in its management of IRR and foreign currency risk:

	Interest Rate Swaps		Foreign Exchange Contracts
As of December 31, 2019 (dollars in millions)	Cash Flow Hedge	Fair Value Hedge
Notional principal amounts	$210.0	$375.0	$180.4
Weighted average interest rates:
Pay floating (receive fixed)	1.71% (1.72%)	LIBOR +1.265% (4.00%)	N/A
Weighted average remaining term to maturity (in months)	10	55	1
Fair value:
Recognized as an asset	$—	$—	$1.2
Recognized as a liability	—	—	1.8
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
The following table summarizes certain information concerning these interest rate swaps and caps:

	Interest Rate Swaps		Interest Rate Caps
As of December 31, 2019 (dollars in millions)	Commercial Customers	Institutional Counterparties	Commercial Customers	Institutional Counterparties
Notional principal amounts	$8,847.7	$8,851.8	$246.0	$246.0
Weighted average interest rates:
Pay floating (receive fixed)	1.89% (2.53%)	—	N/A	N/A
Pay fixed (receive floating)	—	2.41% (1.89%)	N/A	N/A
Weighted average strike rate	N/A	N/A	3.37%	3.37%
Weighted average remaining term to maturity (in months)	83	83	25	25
Fair value:
Recognized as an asset	$320.5	$17.1	$1.6	$0.1
Recognized as a liability	13.9	78.2	0.1	1.6
See Notes 22 and 23 to the Consolidated Financial Statements for further information relating to derivatives.
Item 8. Financial Statements and Supplementary Data
The information required by this item begins on page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
People’s United’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of People’s United’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that People’s United’s disclosure controls and procedures are effective, as of  December 31, 2019, to ensure that information relating to People’s United, which is required to be disclosed in the reports People’s United files with the SEC under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
During the quarter ended December 31, 2019, there has not been any change in People’s United’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, People’s United’s internal control over financial reporting. People’s United’s Management’s Report on Internal Control Over Financial Reporting appears on  page 79 and the related Report of Independent Registered Public Accounting Firm appears on page F-5.
Item 9B. Other Information
None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
Directors of the Corporation
The information required by this item appears under the caption “Nominees for Director” in the People’s United Proxy Statement for the 2020 Annual Meeting of Shareholders, to be filed within 120 days of People’s United’s fiscal year end (the “Proxy Statement”) and is herein incorporated by reference.
Audit Committee Financial Expert
The Board of Directors has determined that all members of the Audit Committee of the Board are each an “audit committee financial expert” and are “independent” within the meaning of those terms as used in the instructions to this Item 10.
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table provides summary information about People’s United’s equity compensation plans as of  December 31, 2019:
Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted-average exercise price of outstanding options, warrants and rights (2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a)) (3)

Equity compensation plans approved by security holders	17,455,447	$16.20	35,967,588

Equity compensation plans not approved by security holders	—	n/a	—

Total	17,455,447	$16.20	35,967,588
(1)Consists of the following as of December 31, 2019: 2,256,624 performance shares (assuming maximum performance for each of the performance measures) and 15,198,823 options. There is no exercise event as to performance shares which vest, if at all, following the three-year performance period.
(2)The weighted-average exercise price in column (b) does not take the performance share awards into account.
(3)Of this amount, 333,981 shares are issuable as shares of restricted stock pursuant to the People’s United Financial, Inc. Directors’ Equity Compensation Plan. The remaining 35,633,607 shares are issuable pursuant to the People’s United Financial, Inc. 2014 Long-Term Incentive Plan either in the form of options, stock appreciation rights, shares of restricted stock or performance shares. Information describing these plans appears in Note 19 to the Consolidated Financial Statements.
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

Consolidated Statements of Condition as of December 31, 2019 and 2018

Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017

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

3.1
Third Amended and Restated Certificate of Incorporation of People's United Financial, Inc. (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2017)

3.2
Amended Eighth Amended and Restated Bylaws of People's United Financial, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2018)

4	Description of Registrant's Securities

4.1
Form of Stock Certificate of People's United Financial, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 13, 2007 (Registration No. 333-138389))

4.2
Indenture, dated as of February 14, 2007, by and between Chittenden Corporation and The Bank of New York Trust Company, N.A. as Trustee (incorporated by reference to Exhibit 4.2 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

4.3
Form of Global Note, registered in the name of Cede & Co. as nominee (February 17, 2007) (incorporated by reference to Exhibit 4.3 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

4.5
Senior Indenture dated as of December 6, 2012 between People's United Financial, Inc. and The Bank of New York Mellon as Trustee (incorporated by reference to Exhibit 4.5 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013)

4.6
Form of Global Note, registered in the name of Cede & Co. as nominee (December 6, 2012) (incorporated by reference to Exhibit 4.6 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013)

4.7
Issuing and Paying Agency Agreement dated June 26, 2014 between People's United Bank as Issuer and Bank of New York Mellon as Agent (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2014)

Designation	Description

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
10.3*
Amended and Restated People's Bank 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007)

10.4*
People's United Financial, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010)

10.5*
Form of Stock Option Agreement under 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013)

10.6*
Form of Grant Agreement for Restricted Stock under 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013)

10.7*
People's United Financial, Inc. Amended and Restated 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2017)

10.7(a)*
Amendment No. 1 to the People's United Financial, Inc. 2014 Long-Term Incentive Plan, as Amended and Restated, February 16, 2017 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2018)

10.7(b)*
Form of Grant Agreement for Performance Shares under the People’s United Financial, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7(a) to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2017)

10.7(c)*
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
Form of Grant Agreement for Restricted Stock under the People’s United Financial, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7(e) to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2017)

10.8*
First Amended and Restated People's United Bank Cap Excess Plan (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.8(a)*
First Amendment to the First Amended and Restated People's United Bank Cap Excess Plan (incorporated by reference to Exhibit 10.9(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

10.9*
The People's United Bank Enhanced Senior Pension Plan-First Amendment and Restatement (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.9(a)*
First Amendment to The People's United Bank Enhanced Senior Pension Plan (incorporated by reference to Exhibit 10.10(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

Designation	Description

10.10*
Non-Qualified Pension Trust Agreement, dated as of March 18, 1997, between People's Bank and Morgan Guaranty Trust Company of New York (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on February 2, 2007 (Registration No. 333-138389))

10.10(a)*
Amendment to People's Bank Non-Qualified Pension Trust Agreement (incorporated by reference to Exhibit 10.15(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008)

10.10(b)*
Trustee Engagement Agreement (Non-Qualified Pension Plans) dated May 21, 2014 between People's United Bank and First Bankers Trust Services, Inc. (incorporated by reference to Exhibit 10.11(b) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2015)

10.11*
People's United Bank, N.A. Nonqualified Savings and Retirement Plan (amended and restated as of January 1, 2016) (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016)

10.12*
People's Bank Supplemental Savings Plan Non-Qualified Trust Agreement, dated as of July 23, 1998, between People's Bank and Morgan Guaranty Trust Company of New York (incorporated by reference to Exhibit 10.17 to Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on February 2, 2007 (Registration No. 333-138389))

10.12(a)*
Amendment to People's Bank Supplemental Savings Plan Non-Qualified Trust Agreement (incorporated by reference to Exhibit 10.17(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008)

10.12(b)*
Trustee Engagement Agreement (Nonqualified Savings and Retirement Plan) dated May 21, 2014 between People's United Bank and First Bankers Trust Services, Inc. (incorporated by reference to Exhibit 10.13(b) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2015)

10.13*
People's United Financial, Inc. Third Amended and Restated Directors' Equity Compensation Plan (incorporated by reference to Exhibit 4.5 to Form S-8 filed with the Securities and Exchange Commission on September 30, 2019)

10.14*
People's Bank Change-in-Control Employee Severance Plan (incorporated by reference to Exhibit 10.25 to Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 13, 2007 (Registration No. 333-138389))

10.15*
People's United Financial, Inc. 2007 Recognition and Retention Plan (amended) (incorporated by reference to Exhibit 10.26 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2008)

10.15(a)*
Form of Grant Agreement for Restricted Stock under 2007 Recognition and Retention Plan (incorporated by reference to Exhibit 10.16(d) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

10.16*
People's United Financial, Inc. 2007 Stock Option Plan (amended) (incorporated by reference to Exhibit 10.27 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2008)

10.16(a)*
Form of Grant Agreement for Stock Options under 2007 Stock Option Plan (incorporated by reference to Exhibit 10.17(d) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

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

10.18*
The Chittenden Corporation Supplemental Executive Savings Plan (incorporated by reference to Exhibit 10.30 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.18(a)*
Amendment No. 1 to the Chittenden Corporation Supplemental Executive Savings Plan (incorporated by reference to Exhibit 10.30(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.18(b)*
Amendment No. 2 to the Chittenden Corporation Supplemental Executive Savings Plan (incorporated by reference to Exhibit 10.19(b) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

10.19*
Purchase and Assumption Agreement dated as of April 16, 2010 among Federal Deposit Insurance Corporation as Receiver of Butler Bank, Federal Deposit Insurance Corporation, and People's United Bank (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2010)

21	Subsidiaries

23	Consent of KPMG LLP

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

99.1	Impact of Inflation

101.1
The following financial information from People’s United Financial, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 formatted in Inline XBRL: (i) Consolidated Statements of Condition as of December 31, 2019 and 2018; (ii) Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2019, 2018 and 2017; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017; and (vi) Notes to Consolidated Financial Statements.

104	Cover page formatted in Inline XBRL and contained within Exhibit 101.1

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, People’s United Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLE’S UNITED FINANCIAL, INC.

Date: March 2, 2020	By:	/s/ John P. Barnes
John P. Barnes
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of People’s United Financial, Inc. and in the capacities and on the dates indicated.

Date: March 2, 2020	By:	/s/ John P. Barnes
John P. Barnes
Chairman, Chief Executive Officer and
Director (Principal Executive Officer)

Date: March 2, 2020	By:	/s/ R. David Rosato
R. David Rosato
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: March 2, 2020	By:	/s/ Jeffrey A. Hoyt
Jeffrey A. Hoyt
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Date: March 2, 2020	By:	/s/ Collin P. Baron
Collin P. Baron
Director

Date: March 2, 2020	By:	/s/ Kevin T. Bottomley
Kevin T. Bottomley
Director

Date: March 2, 2020	By:	/s/ George P. Carter
George P. Carter
Lead Director

Date: March 2, 2020	By:	/s/ Jane Chwick
Jane Chwick
Director

Date: March 2, 2020	By:	/s/ William F. Cruger, Jr.
William F. Cruger, Jr.
Director

Date: March 2, 2020	By:	/s/ John K. Dwight
John K. Dwight
Director

Date: March 2, 2020	By:	/s/ Jerry Franklin
Jerry Franklin
Director

Date: March 2, 2020	By:	/s/ Janet M. Hansen
Janet M. Hansen
Director

Date: March 2, 2020	By:	/s/ Nancy McAllister
Nancy McAllister
Director

Date: March 2, 2020	By:	/s/ Mark W. Richards
Mark W. Richards
Director

Date: March 2, 2020	By:	/s/ Kirk W. Walters
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
The Board of Directors has an Audit Committee composed of seven outside directors, each of whom meets the criteria for independence as set forth in applicable listing standards. The Audit Committee meets regularly with the independent auditors, the internal auditors and management to ensure that internal control over financial reporting is being properly administered and that financial data is being properly reported. The Audit Committee reviews the scope and timing of internal audits, including recommendations made with respect to internal control over financial reporting. The independent auditors and the internal auditors have free access to the Audit Committee.
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining effective internal control over financial reporting for People's United Financial, Inc. (the Company). Management maintains a system of internal control over financial reporting, including an internal audit function, which is designed to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, transactions are properly authorized, and that accounting records are reliable for the preparation of financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that internal control over financial reporting may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management has concluded that People's United Financial, Inc. maintained effective internal control over financial reporting as of December 31, 2019, based on criteria in Internal Control – Integrated Framework (2013) issued by COSO.
People's United Financial, Inc. acquired United Financial Bancorp, Inc. (United Financial) effective November 1, 2019. Management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting, as of December 31, 2019, United Financial's internal control over financial reporting associated with total assets of approximately $6.0 billion and total interest and non-interest income of approximately $48 million included in the consolidated financial statements of People's United Financial, Inc. as of and for the year ended December 31, 2019.

/s/ John P. Barnes	/s/ R. David Rosato
John P. Barnes	R. David Rosato
Chairman and Chief Executive Officer	Senior Executive Vice President and Chief Financial Officer

Date: March 2, 2020

People’s United Financial, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
People’s United Financial, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of condition of People’s United Financial, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with  U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission”, and our report dated March 2, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Assessment of the allowance for loan losses related to loans collectively evaluated for impairment
As discussed in Notes 1 and 5 to the consolidated financial statements, the Company’s allowance for loan losses at December 31, 2019 was $246.6 million of which $208.9 million related to Commercial loans (Commercial Portfolio) collectively evaluated for impairment and $26.5 million related to Retail loans (Retail Portfolio) collectively evaluated for impairment. The allowance related to loans collectively evaluated for impairment (ALL) consists of both quantitative and qualitative loss components. The Company estimates the quantitative component of the ALL for the Commercial Portfolio using a methodology that incorporates (1) the probability of default for a given loan risk rating (PD), and (2) historical  loss-given-default data (LGD), both derived using look-back periods and loss emergence periods, which are based on loan risk ratings. The qualitative component represents adjustments to the quantitative component for qualitative factors. For the Retail Portfolio, the quantitative component of the ALL is estimated using a methodology that gives consideration to historical portfolio loss experience over a look-back period and a loss emergence period.

We identified the assessment of the quantitative and qualitative component of the ALL for the Commercial Portfolio and the quantitative component of the ALL for the Retail Portfolio as a critical audit matter because they involved significant measurement uncertainty requiring complex auditor judgment, and knowledge and experience in the industry. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained. This assessment of the ALL encompassed the evaluation of the ALL methodology, inclusive of the methodologies used to estimate (1) PDs and LGDs, including look-back periods, loss emergence periods, and loan risk ratings and to determine qualitative factors for the Commercial Portfolio, and (2) historical portfolio loss experience over the look-back period and the loss emergence period for the Retail Portfolio.
The primary procedures we performed to address the critical audit matter included the following. We tested certain internal controls over the Company’s ALL process, including controls related to the (1) development of the ALL methodology, (2) determination of the key factors and assumptions consisting of PDs, LGDs, look-back periods, loss emergence periods, and qualitative factor adjustments used to estimate the ALL for the Commercial Portfolio, and historical portfolio loss experience, look-back period and the loss emergence period used to estimate the ALL for the Retail Portfolio, (3) periodic testing of Commercial Portfolio loan risk ratings, (4) calculation of the ALL estimate, and  (5) analysis of the ALL results, trends and ratios.
We evaluated the Company’s process to develop the ALL estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized industry knowledge and experience, who assisted in:
•evaluating the Company’s ALL methodology for compliance with U.S. generally accepted accounting principles,
•testing the historical loss look-back period assumptions used in the Commercial and Retail portfolio methodologies to evaluate the length of those periods,
•evaluating the methodology used to develop PDs, LGDs and the loss emergence periods used in the Commercial Portfolio,
•evaluating the methodology used to develop historical portfolio loss experience and the loss emergence period used in the Retail Portfolio,
•testing the Commercial Portfolio qualitative factor framework and related adjustments by:
◦evaluating the metrics used to allocate the qualitative factor adjustments, including the relevance of sources of data and assumptions,
◦analyzing the determination of each qualitative factor adjustment, and
◦evaluating trends in the total ALL, including the qualitative factor adjustments, for consistency with trends in loan portfolio growth (attrition) and credit performance.
•testing individual loan risk ratings for a selection of commercial loans in the current year by evaluating the financial performance of the borrower and the underlying collateral.
Assessment of the fair value measurements of acquired loans and core deposit intangibles in the BSB Bancorp and United
Financial acquisitions
As discussed in Note 2 to the consolidated financial statements, the Company completed the acquisitions of BSB Bancorp, Inc. (BSB Bancorp) and United Financial Bancorp, Inc. (United Financial) on April 1, 2019 and November 1, 2019, respectively. The acquisitions were accounted for as business combinations using the acquisition method of accounting. Accordingly, assets acquired, liabilities assumed and consideration paid were recorded at their estimated fair values at the time of the respective acquisition dates. For the BSB Bancorp acquisition, the fair value of acquired loans was $2.6 billion and the fair value of the core deposit intangible (CDI) was $39.5 million. For the United Financial acquisition, the fair value of acquired loans was $5.5 billion and the fair value of the CDI was $41.5 million. The fair values of acquired loans were based on the income approach, utilizing a discounted cash flow methodology that projected principal and interest cash flows based on loan contractual terms, applying key assumptions for credit losses using loan risk ratings, and prepayment rates and discounting these cash flows at implied market based discount rates. The fair values of the CDIs were based on a cost savings methodology under the income approach, whereby projected cost savings were derived by estimating costs to carry deposits compared to alternative funding costs, and included key inputs and assumptions related to customer attrition rates, net maintenance costs, costs of alternative funding, deposit interest rates and discount rates.

We identified the assessment of the fair value measurements for loans and CDIs acquired as part of the BSB Bancorp and United Financial acquisitions as a critical audit matter. The assessment encompassed the evaluation of the fair value methodologies for acquired loans and CDIs, including the key inputs and assumptions used in the fair value estimates. The valuation assumptions for acquired loans related to loan risk ratings, prepayment rates and discount rates, and the valuation assumptions for the CDIs related to customer attrition rates and net maintenance costs involved significant measurement uncertainty and required specialized skills and knowledge to evaluate. Additionally, there was auditor judgment involved in designing and performing audit procedures in order to evaluate and test these key inputs and assumptions.
The primary procedures we performed to address the critical audit matter included testing certain internal controls over the (1) development of the fair value methodologies, (2) determination of the key valuation assumptions for acquired loans related to loan risk ratings, prepayment rates and discount rates, and the key valuation assumptions for the CDI related to customer attrition rates and net maintenance costs, (3) evaluating the inputs used to develop the key assumptions, and  (4) analysis of the fair value measurements results. We tested individual loan risk ratings for a selection of acquired commercial loans by evaluating the financial performance of the borrower and the underlying collateral. We involved valuation professionals with specialized skills and knowledge, who assisted in:
•evaluating the valuation methodologies, for compliance with U.S. generally accepted accounting principles,
•developing an estimate of the fair value of the loans using the loan contractual terms and independently developed assumptions for credit losses, discount rates and prepayment rates used by other market participants, and compared the results to the Company’s fair value estimate,
•evaluating the CDI assumption related to net maintenance costs, and inputs used to develop those assumptions, that were used in the fair value measurements,
•evaluating the CDI assumption related to customer attrition rates by comparing to third party data used by other market participants, and evaluating the mathematical accuracy of certain calculations within the CDI fair value measurement.
/s/ KPMG LLP
We have served as the Company’s auditor since 1986.
Stamford, Connecticut
March 2, 2020

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
People’s United Financial, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited People’s United Financial, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of condition of the Company as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and related notes (collectively, the consolidated financial statements), and our report dated March 2, 2020 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired United Financial Bancorp, Inc. (United Financial) effective November 1, 2019. Management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting, as of December 31, 2019, United Financial’s internal control over financial reporting associated with total assets of approximately $6.0 billion and total interest and non-interest income of approximately $48 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2019. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of United Financial.
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
/s/ KPMG LLP
Stamford, Connecticut
March 2, 2020

People’s United Financial, Inc. and Subsidiaries
Consolidated Statements of Condition

As of December 31 (in millions)	2019	2018
Assets
Cash and due from banks	$484.2	$665.7
Short-term investments	316.8	266.3
Total cash and cash equivalents (note 3)	801.0	932.0
Securities (note 4):
Trading debt securities, at fair value	7.1	8.4
Equity securities, at fair value	8.2	8.1
Debt securities available-for-sale, at fair value	3,564.3	3,121.0
Debt securities held-to-maturity, at amortized cost (fair value of $4.02 billion and $3.78 billion)	3,869.2	3,792.3
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	341.1	303.4
Total securities	7,789.9	7,233.2
Loans held-for-sale (note 5)	511.3	19.5
Loans (notes 5 and 6):
Commercial real estate	14,762.3	11,649.6
Commercial and industrial	11,041.6	9,088.9
Equipment financing	4,910.4	4,339.2
Total Commercial Portfolio	30,714.3	25,077.7
Residential mortgage	10,318.1	8,154.2
Home equity and other consumer	2,563.7	2,009.5
Total Retail Portfolio	12,881.8	10,163.7
Total loans	43,596.1	35,241.4
Less allowance for loan losses	(246.6)	(240.4)
Total loans, net	43,349.5	35,001.0
Goodwill (notes 2 and 7)	3,065.5	2,685.7
Bank-owned life insurance	705.0	467.0
Premises and equipment, net (note 8)	305.5	267.3
Other acquisition-related intangible assets (notes 2 and 7)	209.1	180.0
Other assets (notes 6, 9 and 22)	1,853.0	1,091.6
Total assets	$58,589.8	$47,877.3
Liabilities
Deposits (note 10):
Non-interest-bearing	$9,803.7	$8,543.0
Savings	4,987.7	4,116.5
Interest-bearing checking and money market	19,592.6	16,583.3
Time	9,205.5	6,916.2
Total deposits	43,589.5	36,159.0
Borrowings (note 11):
Federal Home Loan Bank advances	3,125.4	2,404.5
Federal funds purchased	1,620.0	845.0
Customer repurchase agreements	409.1	332.9
Other borrowings	—	11.0
Total borrowings	5,154.5	3,593.4
Notes and debentures (note 12)	993.1	895.8
Other liabilities (notes 6, 9 and 22)	905.5	695.2
Total liabilities	50,642.6	41,343.4
Commitments and contingencies (notes 6, 21 and 22)
Stockholders’ Equity (notes 2, 14, 17, 18 and 19)
Preferred stock ($0.01 par value; 50.0 million shares authorized; 10.0 million shares issued and outstanding at both dates)	244.1	244.1
Common stock ($0.01 par value; 1.95 billion shares authorized; 532.8 million shares and 466.3 million shares issued)	5.3	4.7
Additional paid-in capital	7,639.4	6,549.3
Retained earnings	1,512.8	1,284.8
Unallocated common stock of Employee Stock Ownership Plan, at cost (5.9 million shares and 6.3 million shares)	(122.9)	(130.1)
Accumulated other comprehensive loss	(166.9)	(256.8)
Treasury stock, at cost (89.2 million shares and 89.0 million shares)	(1,164.6)	(1,162.1)
Total stockholders’ equity	7,947.2	6,533.9
Total liabilities and stockholders’ equity	$58,589.8	$47,877.3
See accompanying notes to consolidated financial statements.

People’s United Financial, Inc. and Subsidiaries
Consolidated Statements of Income

Years ended December 31 (in millions, except per common share data)	2019	2018	2017
Interest and dividend income:
Commercial real estate	$556.4	$463.4	$405.7
Commercial and industrial	443.6	365.7	298.8
Equipment financing	253.8	212.3	152.1
Residential mortgage	329.1	236.2	207.5
Home equity and other consumer	106.1	88.6	80.0
Total interest on loans	1,689.0	1,366.2	1,144.1
Securities	186.5	184.2	153.7
Short-term investments	4.8	5.0	3.7
Loans held-for-sale	0.8	0.9	0.9
Total interest and dividend income	1,881.1	1,556.3	1,302.4
Interest expense:
Deposits (note 10)	356.9	216.1	130.7
Borrowings (note 11)	77.0	70.9	41.3
Notes and debentures	34.9	33.3	29.9
Total interest expense	468.8	320.3	201.9
Net interest income	1,412.3	1,236.0	1,100.5
Provision for loan losses (note 5)	28.3	30.0	26.0
Net interest income after provision for loan losses	1,384.0	1,206.0	1,074.5
Non-interest income:
Bank service charges	107.5	99.9	98.5
Investment management fees	67.6	68.7	66.5
Operating lease income (note 6)	51.2	44.9	43.8
Commercial banking lending fees	42.7	37.3	35.5
Insurance revenue	37.0	34.6	33.2
Cash management fees	28.4	27.1	26.1
Brokerage commissions	10.6	12.8	12.1
Net security gains (losses) (note 4)	0.2	(9.8)	(25.4)
Other non-interest income (notes 4 and 6)	85.9	50.9	62.6
Total non-interest income	431.1	366.4	352.9
Non-interest expense:
Compensation and benefits (notes 18 and 19)	646.2	562.9	522.7
Occupancy and equipment (note 8)	185.9	168.2	159.6
Professional and outside services	98.2	77.6	81.5
Operating lease expense	38.8	36.4	35.2
Amortization of other acquisition-related intangible assets (note 7)	32.5	21.8	30.0
Regulatory assessments	26.1	37.9	41.7
Other non-interest expense	135.0	91.3	89.6
Total non-interest expense	1,162.7	996.1	960.3
Income before income tax expense	652.4	576.3	467.1
Income tax expense (note 13)	132.0	108.2	129.9
Net income	520.4	468.1	337.2
Preferred stock dividend	14.1	14.1	14.1
Net income available to common shareholders	$506.3	$454.0	$323.1
Earnings per common share (note 16):
Basic	$1.28	$1.30	$0.98
Diluted	1.27	1.29	0.97
See accompanying notes to consolidated financial statements.

People’s United Financial, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

Years ended December 31 (in millions)	2019	2018	2017
Net income	$520.4	$468.1	$337.2
Other comprehensive income (loss), before tax:
Net actuarial gains and losses on pension and other postretirement plans:
Net actuarial gains (losses) arising during the year	12.1	(32.6)	(5.5)
Reclassification adjustment for net actuarial loss included in net income	8.3	8.6	9.3
Net actuarial gains (losses)	20.4	(24.0)	3.8
Prior service credit on pension and other postretirement plans:
Reclassification adjustment for prior service credit included in net income	—	(0.3)	(0.8)
Net actuarial gains (losses) and prior service credit	20.4	(24.3)	3.0
Net unrealized gains and losses on securities available-for-sale:
Net unrealized holding gains (losses) arising during the year	89.2	(38.3)	(8.6)
Reclassification adjustment for net realized (gains) losses included in net income	(0.1)	9.9	25.4
Net unrealized gains (losses)	89.1	(28.4)	16.8
Net unrealized gains and losses on securities transferred to held-to-maturity:
Reclassification adjustment for amortization of unrealized losses on securities transferred to held-to-maturity included in net income	4.6	3.9	3.7
Net unrealized gains	4.6	3.9	3.7
Net unrealized gains and losses on derivatives accounted for as cash flow hedges:
Net unrealized gains (losses) arising during the year	1.9	(1.7)	(1.0)
Reclassification adjustment for net realized losses (gains) included in net income	1.1	0.5	(0.9)
Net unrealized gains (losses)	3.0	(1.2)	(1.9)
Other comprehensive income (loss), before tax	117.1	(50.0)	21.6
Deferred income tax (expense) benefit related to other comprehensive income (loss)	(27.2)	12.2	(8.3)
Total other comprehensive income (loss), net of tax (note 17)	89.9	(37.8)	13.3
Total comprehensive income	$610.3	$430.3	$350.5
See accompanying notes to consolidated financial statements.

People’s United Financial, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

(in millions, except per common share data)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallocated ESOP (1) Common Stock	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2016	$244.1	$4.0	$5,446.1	$949.3	$(144.6)	$(195.0)	$(1,162.0)	$5,141.9
Net income	—	—	—	337.2	—	—	—	337.2
Total other comprehensive income, net of tax (note 17)	—	—	—	—	—	13.3	—	13.3
Common stock issued in Suffolk Bancorp acquisition (note 2)	—	0.2	484.6	—	—	—	—	484.8
Cash dividends on common stock ($0.6875 per share)	—	—	—	(227.9)	—	—	—	(227.9)
Cash dividends on preferred stock	—	—	—	(14.1)	—	—	—	(14.1)
Restricted stock and performance- based share awards	—	—	14.3	—	—	—	(0.1)	14.2
ESOP common stock committed to be released (note 18)	—	—	—	(0.9)	7.3	—	—	6.4
Common stock repurchased and retired upon vesting of restricted stock awards (note 19)	—	—	—	(3.4)	—	—	—	(3.4)
Stock options and related tax benefits	—	0.2	67.3	—	—	—	—	67.5
Balance at December 31, 2017	244.1	4.4	6,012.3	1,040.2	(137.3)	(181.7)	(1,162.1)	5,819.9
Net income	—	—	—	468.1	—	—	—	468.1
Total other comprehensive loss, net of tax (note 17)	—	—	—	—	—	(37.8)	—	(37.8)
Common stock issued in First Connecticut acquisition (note 2)	—	0.3	486.1	—	—	—	—	486.4
Cash dividends on common stock ($0.6975 per share)	—	—	—	(243.8)	—	—	—	(243.8)
Cash dividends on preferred stock	—	—	—	(14.1)	—	—	—	(14.1)
Restricted stock and performance- based share awards	—	—	17.9	—	—	—	—	17.9
ESOP common stock committed to be released (note 18)	—	—	—	(1.0)	7.2	—	—	6.2
Common stock repurchased and retired upon vesting of restricted stock awards (note 19)	—	—	—	(2.5)	—	—	—	(2.5)
Stock options exercised	—	—	33.0	—	—	—	—	33.0
Transition adjustments related to adoption of new accounting standards (note 17)	—	—	—	37.9	—	(37.3)	—	0.6
Balance at December 31, 2018	244.1	4.7	6,549.3	1,284.8	(130.1)	(256.8)	(1,162.1)	6,533.9
Net income	—	—	—	520.4	—	—	—	520.4
Total other comprehensive income, net of tax (note 17)	—	—	—	—	—	89.9	—	89.9
Common stock issued in acquisitions (note 2): BSB Bancorp	—	0.2	324.3	—	—	—	—	324.5
United Financial	—	0.4	720.2	—	—	—	—	720.6
Cash dividends on common stock ($0.7075 per share)	—	—	—	(274.8)	—	—	—	(274.8)
Cash dividends on preferred stock	—	—	—	(14.1)	—	—	—	(14.1)
Restricted stock and performance- based share awards	—	—	16.3	—	—	—	—	16.3
Common stock repurchased (note 14)	—	—	—	—	—	—	(2.5)	(2.5)
ESOP common stock committed to be released (note 18)	—	—	—	(1.5)	7.2	—	—	5.7
Common stock repurchased and retired upon vesting of restricted stock awards (note 19)	—	—	—	(2.0)	—	—	—	(2.0)
Stock options exercised	—	—	29.3	—	—	—	—	29.3
Balance at December 31, 2019	$244.1	$5.3	$7,639.4	$1,512.8	$(122.9)	$(166.9)	$(1,164.6)	$7,947.2
(1)Employee Stock Ownership Plan
See accompanying notes to consolidated financial statements.

People’s United Financial, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

Years ended December 31 (in millions)	2019	2018	2017
Cash Flows from Operating Activities:
Net income	$520.4	$468.1	$337.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	41.7	36.3	39.1
Expense related to operating leases	38.8	36.4	35.2
Amortization of other acquisition-related intangible assets	32.5	21.8	30.0
Provision for loan losses	28.3	30.0	26.0
Expense related to share-based awards	24.9	22.4	19.8
Deferred income tax expense	14.3	1.9	25.8
ESOP common stock committed to be released	5.7	6.2	6.4
Net security (gains) losses	(0.2)	9.8	25.4
Net gains on sales of acquired loans	(0.4)	(1.8)	(2.4)
Net gains on sales of residential mortgage loans	(1.9)	(1.2)	(3.2)
Originations of loans held-for-sale	(180.3)	(188.2)	(261.8)
Proceeds from sales of loans held-for-sale	181.9	186.5	287.7
Net changes in trading debt securities	1.3	(0.2)	(1.4)
Excess income tax benefits from stock options exercised	0.3	1.3	1.1
Net changes in other assets and other liabilities	(466.5)	(40.0)	38.1
Net cash provided by operating activities	240.8	589.3	603.0
Cash Flows from Investing Activities:
Proceeds from sales of equity securities	1.6	2.3	—
Proceeds from principal repayments and maturities of debt securities available-for-sale	578.5	465.5	562.6
Proceeds from sales of debt securities available-for-sale	365.3	313.8	1,305.5
Proceeds from principal repayments and maturities of debt securities held-to-maturity	158.2	185.3	120.9
Purchases of debt securities available-for-sale	(827.8)	(726.8)	(603.3)
Purchases of debt securities held-to-maturity	(257.9)	(407.4)	(1,580.4)
Net redemptions of Federal Home Loan Bank stock	19.3	17.2	27.1
Net purchases of Federal Reserve Bank stock	(25.2)	(8.3)	(20.8)
Proceeds from sales of loans	51.2	22.3	38.7
Net principal (disbursements) collections of loans	(770.3)	244.8	(538.7)
Purchases of loans	(71.2)	(37.5)	(17.7)
Purchases of premises and equipment	(26.5)	(28.3)	(4.8)
Purchases of leased equipment, net	(41.2)	(59.6)	(24.2)
Proceeds from sales of real estate owned	13.9	9.1	10.0
Return of premiums on bank-owned life insurance, net	2.2	1.0	2.7
Net cash acquired in acquisitions and dispositions	519.4	6.2	28.9
Net cash used in investing activities	(310.5)	(0.4)	(693.5)

Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(117.6)	696.6	1,343.1
Net increase (decrease) in borrowings with terms of three months or less	647.7	(525.7)	(293.8)
Repayments of borrowings with terms of more than three months	(321.2)	(476.7)	(380.7)
Repayments of notes and debentures	—	—	(125.0)
Cash dividends paid on common stock	(274.8)	(243.8)	(227.9)
Cash dividends paid on preferred stock	(14.1)	(14.1)	(14.1)
Repurchases of common stock	(4.5)	(2.5)	(3.4)
Proceeds from stock options exercised	24.1	27.9	61.8
Contingent consideration payments	(0.9)	(1.2)	(1.0)
Net cash (used in) provided by financing activities	(61.3)	(539.5)	359.0
Net (decrease) increase in cash, cash equivalents and restricted cash	(131.0)	49.4	268.5
Cash, cash equivalents and restricted cash at beginning of year	932.0	882.6	614.1
Cash, cash equivalents and restricted cash at end of year	$801.0	$932.0	$882.6
Supplemental Information:
Interest payments	$473.4	$312.3	$195.9
Income tax payments	107.7	45.6	112.9
Significant non-cash transactions:
Right-of-use assets obtained in exchange for lessee operating and finance lease liabilities	91.7	—	—
Real estate properties acquired by foreclosure	19.9	7.7	17.2
Unsettled purchases of securities	—	4.0	—
Assets acquired and liabilities assumed in acquisitions and dispositions (note 2):
Non-cash assets, excluding goodwill and other acquisition-related intangibles	9,224.7	3,173.6	2,642.1
Liabilities	9,120.4	2,965.1	2,634.1
Common stock issued in acquisitions	1,045.1	486.4	484.8
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
The Bank provides a full-range of traditional banking services, including accepting deposits and originating loans, as well as specialized financial services through its non-bank subsidiaries, including: equipment financing provided through People’s Capital and Leasing Corp. (“PCLC”), People’s United Equipment Finance Corp. (“PUEFC”) and LEAF Commercial Capital, Inc. (“LEAF”); brokerage, financial advisory services, investment management services and life insurance provided through People’s Securities, Inc. (“PSI”); investment advisory services and financial management and planning services provided through People’s United Advisors, Inc. (“PUA”) and commercial insurance services provided through People’s United Insurance Agency, Inc. (“PUIA”). The Company’s overall financial results are particularly dependent on economic conditions in New England and New York, which are its primary markets, although economic conditions elsewhere in the United States affect its national equipment financing business.
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
Basis of Financial Statement Presentation
The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of People’s United and its subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.
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
Loans Held-for-Sale
Loans held-for-sale are reported at the lower of cost or fair value in the aggregate with any adjustment for net unrealized losses reported in non-interest income. Management identifies and designates as loans held-for-sale certain newly-originated adjustable-rate and fixed-rate residential mortgage loans that meet secondary market requirements, as these loans are originated with the intent to sell. From time to time, management may also identify and designate certain loans previously  held-for-investment as held-for-sale. Such loans are transferred to loans held-for-sale and adjusted to the lower of cost or fair value with the resulting unrealized loss, if any, reported in non-interest income.

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
All previously accrued but unpaid interest on non-accrual loans is reversed from interest income in the period in which the accrual of interest is discontinued. Interest payments received on non-accrual loans (including impaired loans) are generally applied as a reduction of principal if future collections are doubtful, although such interest payments may be recognized as income. A loan remains on non-accrual status until the factors that indicated doubtful collectability no longer exist or until a loan is determined to be uncollectible and is charged off against the allowance for loan losses. There were no loans past due  90 days or more and still accruing interest at December 31, 2019, 2018 or 2017.
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
Impairment is evaluated on a collective basis for pools of retail loans possessing similar risk and loss characteristics and on an individual basis for other loans. If a loan is deemed to be impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported (net of the allowance) at the present value of expected future cash flows discounted at the loan’s original effective interest rate or at the fair value of the collateral less cost to sell if repayment is expected solely from the collateral. Interest payments on impaired non-accrual loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

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
Subsequent to acquisition, actual cash collections are monitored relative to management’s expectations and revised cash flow forecasts are prepared, as warranted. These revised forecasts involve updates, as necessary, of the key assumptions and estimates used in the initial estimate of fair value. Generally speaking, expected cash flows are affected by:
•Changes in the expected principal and interest payments over the estimated life — Updates to changes in expected cash flows are driven by the credit outlook and actions taken with borrowers. Changes in expected future cash flows resulting from loan modifications are included in the assessment of expected cash flows;
•Changes in prepayment assumptions — Prepayments affect the estimated life of the loans which may change the amount of interest income, and possibly principal, expected to be collected; and
•Changes in interest rate indices for variable rate loans — Expected future cash flows are based, as applicable, on the variable rates in effect at the time of the assessment of expected cash flows.
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
The Company’s allowance for loan losses consists of three elements: (i) an allowance for commercial loans collectively evaluated for impairment; (ii) an allowance for retail loans collectively evaluated for impairment; and (iii) a specific allowance for loans individually evaluated for impairment, including loans classified as TDRs.
Commercial Loans Collectively Evaluated for Impairment. The Company establishes a loan loss allowance for its commercial loans collectively evaluated for impairment using a methodology that incorporates (i) the probability of default for a given loan risk rating and (ii) historical loss-given-default data, both derived using appropriate look-back periods and loss emergence periods. In accordance with the Company’s loan risk rating system, each commercial loan is assigned a risk rating (using a nine-grade scale) by the originating loan officer, credit management, internal loan review or loan committee. Loans rated “One” represent those loans least likely to default while loans rated “Nine” represent a loss. The probability of loans defaulting for each risk rating, referred to as default factors, are estimated based on the historical pattern of loans migrating from one risk rating to another and to default status over time as well as the length of time that it takes losses to emerge. Estimated loan default factors, which are updated annually (or more frequently, if necessary), are multiplied by loan balances within each risk-rating category and again multiplied by a historical loss-given-default estimate for each loan type to determine an appropriate level of allowance by loan type. The historical loss-given-default estimates are also updated annually (or more frequently, if necessary) based on actual charge-off experience. This approach is applied to the commercial and industrial, commercial real estate and equipment financing components of the loan portfolio.
In establishing the allowance for loan losses for commercial loans collectively evaluated for impairment, the Company also gives consideration to certain qualitative factors, including the macroeconomic environment and any potential imprecision inherent in its loan loss model that may result from having limited historical loan loss data which, in turn, may result in inaccurate probability of default and loss-given-default estimates. In this manner, historical portfolio experience, as described above, is not adjusted and the allowance for loan losses always includes a component attributable to qualitative factors, the degree of which may change from period to period as such qualitative factors indicate improving or worsening trends. The Company evaluates the qualitative factors on a quarterly basis in order to conclude that they continue to be appropriate. There were no significant changes in our approach to determining the qualitative component of the related allowance for loan losses during 2019.

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Retail Loans Collectively Evaluated for Impairment. Pools of retail loans possessing similar risk and loss characteristics are collectively evaluated for impairment. These loan pools include residential mortgage, home equity and other consumer loans that are not assigned individual loan risk ratings. Rather, the assessment of these portfolios, and the establishment of the related allowance for loan losses, is based upon a consideration of (i) historical portfolio loss experience over an appropriate look-back period and loss emergence period and (ii) certain qualitative factors.
The qualitative component of the allowance for loan losses for retail loans collectively evaluated for impairment is intended to incorporate risks inherent in the portfolio, economic uncertainties, regulatory requirements and other subjective factors such as changes in underwriting standards. Accordingly, consideration is given to: (i) present and forecasted economic conditions, including unemployment rates; (ii) changes in industry trends, including the impact of new regulations, (iii) trends in property values; (iv) broader portfolio indicators, including delinquencies, non-performing loans, portfolio concentrations, and trends in the volume and terms of loans; and (v) portfolio-specific risk characteristics.
Portfolio-specific risk characteristics considered include: (i) collateral values/loan-to-value ("LTV") ratios (above and below 70%); (ii) borrower credit scores under the FICO scoring system (above and below a score of 680); and (iii) other relevant portfolio risk elements such as income verification at the time of underwriting (stated income vs. non-stated income) and the property’s intended use (owner-occupied, non-owner occupied, second home, etc.), the combination of which results in a loan being classified as either “High”, “Moderate” or “Low” risk. These risk classifications are reviewed quarterly to ensure that changes within the portfolio, as well as economic indicators and industry developments, have been appropriately considered in establishing the related allowance for loan losses.
In establishing the allowance for loan losses for retail loans collectively evaluated for impairment, the amount reflecting the Company’s consideration of qualitative factors is added to the amount attributable to historical portfolio loss experience. In this manner, historical charge-off data (whether periods or amounts) is not adjusted and the allowance for loan losses always includes a component attributable to qualitative factors, the degree of which may change from period to period as such qualitative factors indicate improving or worsening trends. The Company evaluates the qualitative factors on a quarterly basis in order to conclude that they continue to be appropriate. There were no significant changes in our approach to determining the qualitative component of the related allowance for loan losses during 2019.
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
People’s United did not change its methodologies with respect to determining the allowance for loan losses during 2019. As part of its ongoing assessment of the allowance for loan losses, People’s United regularly makes refinements to certain underlying assumptions used in its methodologies. However, such refinements did not have a material impact on the allowance for loan losses or the provision for loan losses as of or for the year ended December 31, 2019.
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

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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
The revenue streams noted above represent approximately $288 million (or 67%) of total non-interest income for the year ended December 31, 2019, and approximately $270 million (or 74%) for the year ended December 31, 2018. Of these amounts, approximately 40% in both 2019 and 2018 is allocated to the Commercial Banking operating segment and approximately 30% in both 2019 and 2018 is allocated to each of the Retail Banking and Wealth Management operating segments.
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
The Company’s trade name intangibles are amortized on either (i) an accelerated basis over a period of approximately  20 years or (ii) a straight-line basis over 5 years. Core deposit intangibles are amortized on an accelerated basis over a period ranging from 6 to 10 years. Customer relationship intangibles are amortized on a straight-line basis over the estimated remaining average life of those relationships, which ranges from 10 to 15 years from the respective acquisition dates. Intangibles stemming from contractual agreements, such as favorable lease and non-compete agreements, are amortized on a straight-line basis over the remaining term of the respective agreements.
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
In conducting its 2019 and 2018 goodwill impairment evaluations (as of the annual October 1st evaluation date), People’s United elected to perform the optional qualitative assessment for all three reporting units. In 2017, People’s United elected to perform the optional qualitative assessment for both the Commercial Banking and Retail Banking reporting units and, upon doing so, concluded that performance of the quantitative impairment test was not required. The quantitative impairment test was elected for purposes of the 2017 goodwill impairment evaluation for the Wealth Management reporting unit as a result of the acquisition of Gerstein, Fisher & Associates, Inc., which occurred subsequent to performance of the Company’s 2016 impairment analysis.

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
Balance Sheet Offsetting
Assets and liabilities relating to certain financial instruments, including derivatives, may be eligible for offset in the Consolidated Statements of Condition and/or subject to enforceable master netting arrangements or similar agreements. People’s United’s derivative transactions with institutional counterparties are generally executed under International Swaps and Derivative Association (“ISDA”) master agreements, which include “right of set-off” provisions that provide for a single net settlement of all interest rate swap positions, as well as collateral, in the event of default on, or the termination of, any one contract. Nonetheless, the Company does not, except as discussed in Note 23, offset asset and liabilities under such arrangements in the Consolidated Statements of Condition.
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
The three levels within the fair value hierarchy are as follows:
•Level 1 — Unadjusted quoted market prices for identical assets or liabilities in active markets that the entity has the ability to access at the measurement date (such as active exchange-traded equity securities or mutual funds and certain U.S. and government agency debt securities).
•Level 2 — Observable inputs other than quoted prices included in Level 1, such as:
◦quoted prices for similar assets or liabilities in active markets (such as U.S. agency and GSE issued mortgage-backed and CMO securities);
◦quoted prices for identical or similar assets or liabilities in less active markets (such as certain U.S. and government agency debt securities, and corporate and municipal debt securities that trade infrequently); and
◦other inputs that (i) are observable for substantially the full term of the asset or liability (e.g. interest rates, yield curves, prepayment speeds, default rates, etc.) or (ii) can be corroborated by observable market data (such as interest rate and currency derivatives and certain other securities).
•Level 3 — Valuation techniques that require unobservable inputs that are supported by little or no market activity and are significant to the fair value measurement of the asset or liability (such as pricing models, discounted cash flow methodologies and similar techniques that typically reflect management’s own estimates of the assumptions a market participant would use in pricing the asset or liability).
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
New Accounting Standards
Standards effective in 2019
Accounting for Leases
In February 2016, the Financial Accounting Standards Board (the “FASB”) amended its standards with respect to the accounting for leases. The amended guidance serves to replace all current GAAP guidance on this topic and requires that an operating lease be recognized on the statement of condition as a right-of-use (“ROU”) asset along with a corresponding liability representing the rent obligation. Key aspects of current lessor accounting generally remain unchanged from existing guidance, although the definition of eligible initial direct costs (“IDC”) has been amended. The guidance became effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (January 1, 2019 for People’s United) and, as originally issued, required the use of the modified retrospective transition approach for existing leases that have not expired before the date of initial application.

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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
The guidance was adopted on January 1, 2019 and resulted in the recognition of (i) operating lease liabilities totaling $268.8 million, based on the present value of the remaining minimum lease payments, determined using a discount rate as of the effective date, and (ii) corresponding ROU assets totaling $248.5 million, based upon the operating lease liabilities, adjusted for prepaid and deferred rent, and liabilities associated with lease termination costs. This transition adjustment served to increase risk-weighted assets, resulting in an approximate 5 to 10 basis point decrease in the risk-based capital ratios of both the Company and the Bank at that time. While the adoption of the guidance did not have a material impact on the Company’s Consolidated Statements of Income or Consolidated Statements of Cash Flows, the Company has, where appropriate, modified its business processes, systems and internal controls in order to support the recognition, measurement and disclosure requirements of the new standard. Expanded disclosures about the nature and terms of lease agreements, which are required prospectively, have been included in Note 6.
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

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
To assist in implementing the standard, the Company formed a cross-functional working group, comprised of individuals from various disciplines, including credit, risk management, information technology and finance. The implementation activities of the working group were subject to the Company’s established corporate governance and oversight structure. Initially, some of the more important activities of the working group included: (i) purchasing and installing a third-party vendor solution to aid in application of the standard; (ii) establishing the Company’s portfolio segmentation; (iii) fulfilling historical data requirements necessary to comply with the standard; and (iv) developing and testing loss estimation models leveraged from existing credit models used to comply with other regulatory requirements. Subsequently, the working group tested, refined and validated its loss estimation framework during parallel runs that involved a comprehensive assessment of: (i) model functionality;  (ii) internal control design and effectiveness; and (iii) related governance activities. The working group is currently in the final stages of implementation, documenting the relevant processes, systems, internal controls and data sources necessary to support the requirements of the new standard, including related disclosures, and executing established review and approval protocols.
Under the standard, the Company will determine the ACL based on its historical loss experience, current  borrower-specific risk characteristics, forecasts of future economic conditions and other relevant factors. In doing so, the Company will utilize a two-year reasonable and supportable forecast period followed by a one-year period over which estimated losses will revert to historical loss experience for the remaining life of the loan. As a result of the required change to determining estimated credit losses from an “incurred loss” model to a “life of loan” model, the new guidance can be expected to result in an increase in the allowance for loan losses, particularly for longer duration portfolios. That said, any estimate of expected credit losses will be dependent upon portfolio size, composition and credit quality, as well as economic conditions and forecasts at that time.
Based upon forecasted economic conditions and portfolio balances existing as of December 31, 2019, the Company expects to record a pre-tax adjustment to retained earnings of approximately $60 million, representing the aggregate effect of adoption on the ACL for loans and securities as well as the reserve for unfunded commitments. The Company also expects to record an adjustment of approximately $30 million to the amortized cost basis of its existing PCI loans to reflect the addition of the ACL on such loans.
The increase in aggregate loan allowance levels is driven, primarily, by higher reserve requirements associated with the Company’s retail portfolios (i.e. residential mortgage and home equity) due to the difference between the loss emergence periods of these portfolios under the incurred loss model and the expected remaining life of such loans as required by the standard, partially offset by lower reserve requirements associated with certain of the Company’s commercial portfolios, which generally have shorter contractual maturities. The Company’s held-to-maturity debt securities portfolio consists primarily of agency-backed securities and highly-rated municipal and corporate bonds, all of which inherently have minimal non-payment risk.
The adjustments noted above serve to reduce regulatory capital ratios for both the Holding Company and the Bank by approximately 10 basis points. The Company has elected to phase-in, over three years, the day-one regulatory capital effects of the standard in accordance with the Federal banking agencies final rule issued in December 2018.
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

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Disclosure Requirements — Fair Value Measurement
In August 2018, the FASB issued targeted amendments that serve to eliminate, add and modify certain disclosure requirements for fair value measurements. Among the changes, entities are no longer required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but are required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. These amendments are effective for interim and annual reporting periods beginning after December 15, 2019 (January 1, 2020 for People’s United) and early adoption is permitted. Entities may also elect to (i) early adopt the eliminated and/or modified disclosure requirements and (ii) delay adoption of the new disclosure requirements until their effective date. The provisions set forth in this guidance, which the Company elected to early adopt in 2018, have been reflected in Note 20 (as applicable) and did not have a significant impact on the Company’s Consolidated Financial Statements.
Standards effective in 2021
Disclosure Requirements — Defined Benefit Plans
In August 2018, the FASB issued targeted amendments that serve to make minor changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefit plans. More specifically, the amendments (i) remove disclosures that are no longer considered cost beneficial, (ii) clarify the specific requirements of selected disclosures and (iii) add disclosure requirements identified as relevant. These amendments are effective for fiscal years ending after December 15, 2020 (January 1, 2021 for People’s United) and early adoption is permitted. The provisions set forth in this guidance, which the Company elected to early adopt in 2018, have been reflected in Note 18 (as applicable) and did not have a significant impact on the Company’s Consolidated Financial Statements.
Simplifying the Accounting for Income Taxes
In December 2019, the FASB amended its standards with respect to income taxes, simplifying the accounting in several areas, including intra-period tax allocation, deferred tax liabilities related to outside basis differences, and year-to-date losses in interim periods, among others. For public business entities, this new guidance is effective in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 (January 1, 2021 for People’s United) and early adoption is permitted. If an entity elects to early adopt, it must adopt all changes as a result of the guidance. Adoption of this standard is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

NOTE 2 – Acquisitions and Dispositions
Acquisitions Completed in 2019
United Financial Bancorp, Inc.
Effective November 1, 2019, People’s United completed its acquisition of United Financial Bancorp, Inc. (“United Financial”) based in Hartford, Connecticut. The fair value of the consideration transferred in the United Financial acquisition totaled $720.6 million and consisted of 44.4 million shares of People’s United common stock. At the acquisition date, United Financial operated 58 branch locations concentrated in central Connecticut and western Massachusetts.
The assets acquired and liabilities assumed in this transaction were recorded by People’s United at their estimated fair values as of the effective date. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill and allocated to the Commercial Banking and Retail Banking segments. Merger-related expenses related to the United Financial acquisition recorded during the year ended December 31, 2019 totaled $22.2 million, including: (i) fees for investment advisory, legal, accounting and valuation services; (ii) costs associated with contract terminations and branch closings; and (iii) compensatory charges.

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The acquisition-date estimated fair values of the assets acquired and liabilities assumed in the acquisition of United Financial are summarized as follows:

(in millions)
Assets:
Cash and cash equivalents	$594.9
Securities	381.3
Loans	5,535.5
Goodwill	204.3
Core deposit intangible	41.5
Premises and equipment	61.8
BOLI	196.5
Lease ROU assets	56.3
Mortgage servicing rights	10.6
REO	1.2
Other assets	136.2
Total assets	$7,220.1

Liabilities:
Deposits	$5,687.2
Borrowings	622.4
Lease liabilities	61.4
Other liabilities	128.5
Total liabilities	$6,499.5
Total purchase price	$720.6
Net deferred tax assets totaling $16.7 million were established in connection with recording the related purchase accounting adjustments (other than goodwill). Fair value adjustments to assets acquired (other than loans, see Note 5) and liabilities assumed are generally amortized on a straight-line basis over periods consistent with the average life, useful life  and/or contractual term of the related assets and liabilities.
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
The assets acquired and liabilities assumed in this transaction were recorded by People’s United at their estimated fair values as of the effective date. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill and allocated to the Commercial Banking and Retail Banking segments. Merger-related expenses related to the BSB Bancorp acquisition recorded during the years ended December 31, 2019 and 2018 totaled $8.1 million and $0.5 million, respectively, including: (i) fees for investment advisory, legal, accounting and valuation services; (ii) costs associated with contract terminations and branch closings; and (iii) compensatory charges.

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The acquisition-date estimated fair values of the assets acquired and liabilities assumed in the acquisition of BSB Bancorp are summarized as follows:

(in millions)
Assets:
Cash and cash equivalents	$108.7
Securities	175.8
Loans	2,642.9
Goodwill	144.9
Core deposit intangible	39.5
Premises and equipment	8.3
BOLI	36.8
Other assets	29.8
Total assets	$3,186.7

Liabilities:
Deposits	$2,118.7
Borrowings	696.6
Other liabilities	46.9
Total liabilities	$2,862.2
Total purchase price	$324.5
Net deferred tax assets totaling $3.8 million were established in connection with recording the related purchase accounting adjustments (other than goodwill). Fair value adjustments to assets acquired (other than loans, see Note 5) and liabilities assumed are generally amortized on a straight-line basis over periods consistent with the average life, useful life and/or contractual term of the related assets and liabilities.
The preceding summaries include adjustments to record the acquired assets and assumed liabilities at their respective fair values based on management’s best estimate using the information available at the time of the respective acquisitions. While there may be changes in the respective acquisition-date fair values of certain balance sheet amounts and other items, management does not expect that such changes, if any, will be material.
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
Loans
Loans acquired in connection with these acquisitions were recorded at fair value with no carryover of either United Financial's or BSB Bancorp's previously established allowance for loan losses. Fair value of the loans was determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected as adjusted for an estimate of future credit losses and prepayments and then applying a market-based discount rate to those cash flows. The acquired loans were evaluated upon the acquisition date and subsequently classified as either purchased performing or PCI (see Note 5).

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
In the aggregate, United Financial loans totaling $136.5 million were deemed PCI (none for BSB Bancorp) and were recorded at a discount from the corresponding outstanding principal balance of $193.1 million. The remaining acquired loans were deemed purchased performing and had a fair value of $8.04 billion and an outstanding principal balance of $8.10 billion, resulting in a discount that will be accreted over the remaining lives of the loans. Included in the Consolidated Statements of Income for the year ended December 31, 2019 is approximately $125 million of interest income attributable to these acquisitions since the respective acquisition dates.
Core Deposit Intangible
The core deposit intangible represents the value of the relationships with the respective deposit customers. The fair values were estimated based on a cost savings methodology that gave appropriate consideration to expected customer attrition rates, net maintenance costs of the deposit base, the alternative cost of funds, the interest cost associated with the respective customer deposits and discount rates. The core deposit intangibles will be amortized using an accelerated amortization method over a  six-year period for United Financial and a 10-year period for BSB Bancorp, reflective of the manner in which the related benefits attributable to the deposits will be recognized.
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
The following table presents selected unaudited pro forma financial information of the Company, reflecting the acquisitions of United Financial and BSB Bancorp, assuming the acquisitions were completed as of the beginning of the respective periods:

Years ended December 31 (in millions, except per common share data)	2019	2018
Selected Financial Results:
Net interest income	$1,582.5	$1,488.6
Provision for loan losses	28.3	30.0
Non-interest income	454.5	408.1
Non-interest expense	1,277.5	1,186.4
Net income	583.5	552.4
Net income available to common shareholders	569.4	538.3
EPS:
Basic	$1.31	$1.30
Diluted	1.30	1.29
The selected unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies had the acquisitions actually been completed at the beginning of the periods presented, nor does it indicate future results for any other interim or full-year period. Merger-related expenses attributable to the acquisitions that were incurred by People’s United, United Financial and BSB Bancorp during the years ended December 31, 2019 and 2018 are not reflected in the selected unaudited pro forma financial information. Pro forma basic and diluted EPS were calculated using People’s United’s actual weighted-average common shares outstanding for the periods presented, plus the incremental common shares issued, assuming the acquisitions occurred at the beginning of the periods presented.

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
VAR Technology Finance
Effective January 2, 2019, the Bank completed its acquisition of VAR Technology Finance ("VAR"), a leasing and financing company headquartered in Mesquite, Texas. The fair value of the consideration transferred in the VAR acquisition consisted of $60.0 million in cash. Merger-related expenses totaling $1.9 million relating to this transaction were recorded during the year ended December 31, 2019.
Sale of Branches
On October 25, 2019, the Bank completed the sale of eight branches located in central Maine, including approximately: (i) $103 million in loans; (ii) $258 million in deposits; and (iii) $227 million of assets under management. The sale resulted in a gain, net of expenses, of $7.6 million, which is included in other non-interest income in the Consolidated Statements of Income.
Acquisitions Completed in 2018
First Connecticut Bancorp, Inc.
Effective October 1, 2018, the Company completed its acquisition of First Connecticut Bancorp, Inc. ("First Connecticut") based in Farmington, Connecticut. The fair value of the consideration transferred in the First Connecticut acquisition totaled $486.4 million and consisted of 28.4 million shares of People's United common stock. At the acquisition date, First Connecticut operated 25 branch locations throughout central Connecticut and western Massachusetts. The fair value of assets acquired and liabilities assumed in the First Connecticut acquisition totaled $3.45 billion and $2.96 billion, respectively. Merger-related expenses recorded during the years ended December 31, 2019 and 2018 related to this acquisition totaled $16.8 million and $8.8 million, respectively.
Vend Lease Company
Effective June 27, 2018, the Bank completed its acquisition of Vend Lease Company ("Vend Lease"), a Baltimore-based equipment finance company. The fair value of the consideration transferred in the Vend Lease acquisition consisted of $37.5 million in cash. In connection with this transaction, the Bank acquired a lease and loan portfolio with an acquisition-date estimated fair value of $68.8 million and recorded goodwill of $23.9 million. Merger-related expenses totaling $2.1 million relating to this transaction were recorded during the year ended December 31, 2018.
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
Prior to the acquisition, and in connection with its previous revolving warehouse debt facilities and term note securitization transactions, LEAF established bankruptcy-remote special-purpose entities ("SPEs") that issued term debt to institutional investors. These SPEs were variable interest entities ("VIEs"), of which LEAF was deemed the primary beneficiary, and, therefore, the related financings were treated as secured borrowings with the SPEs consolidated in LEAF's financial statements. Following the Company’s acquisition of LEAF, approximately $460 million of LEAF's borrowings were repaid prior to September 30, 2017, including all but one remaining securitization, which was repaid without penalty in June 2018.
Suffolk Bancorp
Effective April 1, 2017, People's United completed its acquisition of Suffolk Bancorp ("Suffolk") based in Riverhead, New York. The fair value of the consideration transferred in the Suffolk acquisition totaled $484.8 million and consisted of 26.6 million shares of People’s United common stock. At the acquisition date, Suffolk operated 27 branch locations in the greater Long Island area. The fair value of assets acquired and liabilities assumed in the Suffolk acquisition totaled $2.38 billion and $1.90 billion, respectively. Merger-related expenses recorded during the year ended December 31, 2017 related to this acquisition totaled $26.6 million.

NOTE 3 – Cash and Cash Equivalents
A combination of reserves in the form of deposits with the FRB-NY and vault cash, totaling $171.6 million and $124.1 million at December 31, 2019 and 2018, respectively, were maintained to satisfy federal regulatory requirements. Vault cash is included in cash and due from banks, and interest-bearing deposits with the FRB-NY are included in short-term investments in the Consolidated Statements of Condition. These deposits represent an alternative to overnight federal funds sold and yielded 1.55% and 2.40% at December 31, 2019 and 2018, respectively. Cash and due from banks included restricted cash totaling $13.8 million at December 31, 2017 (none at December 31, 2019 and 2018) relating to one remaining securitization assumed in the acquisition of LEAF that was repaid in June 2018 (see Note 2).
Short-term investments consist of the following cash equivalents:

As of December 31 (in millions)	2019	2018
Interest-bearing deposits at the FRB-NY	$219.4	$234.0
Money market mutual funds	5.7	26.3
Other (1)	91.7	6.0
Total short-term investments	$316.8	$266.3
(1)Includes cash collateral posted for certain derivative positions at both December 31, 2019 and 2018.

NOTE 4 – Securities
The amortized cost, gross unrealized gains and losses, and fair value of People’s United’s debt securities available-for-sale and debt securities held-to-maturity are as follows:

As of December 31, 2019 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale:
U.S. Treasury and agency	$689.5	$0.4	$(2.8)	$687.1
GSE mortgage-backed and CMO securities	2,856.3	25.0	(4.1)	2,877.2
Total debt securities available-for-sale	$3,545.8	$25.4	$(6.9)	$3,564.3
Debt securities held-to-maturity:
State and municipal	$2,503.9	$142.0	$(0.4)	$2,645.5
GSE mortgage-backed securities	1,271.4	8.0	(0.3)	1,279.1
Corporate	92.4	1.5	—	93.9
Other	1.5	—	—	1.5
Total debt securities held-to-maturity	$3,869.2	$151.5	$(0.7)	$4,020.0

As of December 31, 2018 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale:
U.S. Treasury and agency	$699.0	$0.1	$(21.1)	$678.0
GSE mortgage-backed securities	2,486.6	4.6	(48.2)	2,443.0
Total debt securities available-for-sale	$3,185.6	$4.7	$(69.3)	$3,121.0
Debt securities held-to-maturity:
State and municipal	$2,352.4	$35.4	$(18.4)	$2,369.4
GSE mortgage-backed securities	1,367.5	—	(33.2)	1,334.3
Corporate	70.9	0.5	(0.7)	70.7
Other	1.5	—	—	1.5
Total debt securities held-to-maturity	$3,792.3	$35.9	$(52.3)	$3,775.9

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
At December 31, 2019 and 2018, debt securities available-for-sale with fair values of $2.43 billion and $2.20 billion, respectively, and debt securities held-to-maturity with an amortized cost basis of $1.47 billion and $1.49 billion, respectively, were pledged as collateral for public deposits and for other purposes.
The following table is a summary of the amortized cost, fair value and fully taxable equivalent (“FTE”) yield of debt securities as of December 31, 2019, based on remaining period to contractual maturity. Information for GSE mortgage-backed and CMO securities is based on the final contractual maturity dates without considering repayments and prepayments.

	Available-for-Sale			Held-to-Maturity
(dollars in millions)	Amortized Cost	Fair Value	FTE Yield	Amortized Cost	Fair Value	FTE Yield
U.S. Treasury and agency:
Within 1 year	$158.4	$158.4	1.84%	$—	$—	—%
After 1 but within 5 years	531.1	528.7	1.43	—	—	—
Total	689.5	687.1	1.53	—	—	—
GSE mortgage-backed and CMO securities:
Within 1 year	—	—	—	2.7	2.7	2.04
After 1 but within 5 years	84.9	86.9	3.17	861.0	866.6	2.43
After 5 but within 10 years	855.1	867.7	2.67	120.2	121.3	2.52
After 10 years	1,916.3	1,922.6	2.35	287.5	288.5	2.17
Total	2,856.3	2,877.2	2.47	1,271.4	1,279.1	2.38
State and municipal:
Within 1 year	—	—	—	10.3	10.4	2.61
After 1 but within 5 years	—	—	—	235.4	245.3	2.78
After 5 but within 10 years	—	—	—	418.8	444.1	3.47
After 10 years	—	—	—	1,839.4	1,945.7	3.81
Total	—	—	—	2,503.9	2,645.5	3.65
Corporate:
Within 1 year	—	—	—	5.0	5.0	3.50
After 1 but within 5 years	—	—	—	1.0	1.0	2.67
After 5 but within 10 years	—	—	—	86.4	87.9	4.52
Total	—	—	—	92.4	93.9	4.45
Other:
Within 1 year	—	—	—	1.5	1.5	2.46
Total	—	—	—	1.5	1.5	2.46
Total:
Within 1 year	158.4	158.4	1.84	19.5	19.6	2.74
After 1 but within 5 years	616.0	615.6	1.67	1,097.4	1,112.9	2.51
After 5 but within 10 years	855.1	867.7	2.67	625.4	653.3	3.43
After 10 years	1,916.3	1,922.6	2.35	2,126.9	2,234.2	3.59
Total	$3,545.8	$3,564.3	2.29%	$3,869.2	$4,020.0	3.25%

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following tables summarize those debt securities with unrealized losses, segregated by the length of time the securities have been in a continuous unrealized loss position at the respective dates. Certain unrealized losses totaled less than $0.1 million.

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months Or Longer		Total
As of December 31, 2019 (in millions)_	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities available-for-sale:
GSE mortgage-backed and CMO securities	$565.4	$(3.1)	$509.3	$(1.0)	$1,074.7	$(4.1)
U.S. Treasury and agency	181.0	(0.4)	362.4	(2.4)	543.4	(2.8)
Total debt securities available-for-sale	$746.4	$(3.5)	$871.7	$(3.4)	$1,618.1	$(6.9)
Debt securities held-to-maturity:
GSE mortgage-backed securities	$100.9	$(0.3)	$9.1	$—	$110.0	$(0.3)
State and municipal	33.0	(0.2)	11.4	(0.2)	44.4	(0.4)
Corporate	3.5	—	8.6	—	12.1	—
Total debt securities held-to-maturity	$137.4	$(0.5)	$29.1	$(0.2)	$166.5	$(0.7)

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months Or Longer		Total
As of December 31, 2018 (in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities available-for-sale:
GSE mortgage-backed securities	$132.4	$(0.5)	$1,656.3	$(47.7)	$1,788.7	$(48.2)
U.S. Treasury and agency	—	—	656.2	(21.1)	656.2	(21.1)
Total debt securities available-for-sale	$132.4	$(0.5)	$2,312.5	$(68.8)	$2,444.9	$(69.3)
Debt securities held-to-maturity:
GSE mortgage-backed securities	$—	$—	$1,334.3	$(33.2)	$1,334.3	$(33.2)
State and municipal	113.4	(0.7)	697.6	(17.7)	811.0	(18.4)
Corporate	31.2	(0.6)	2.7	(0.1)	33.9	(0.7)
Total debt securities held-to-maturity	$144.6	$(1.3)	$2,034.6	$(51.0)	$2,179.2	$(52.3)
At December 31, 2019, approximately 8% of the 2,242 debt securities owned by the Company, consisting of 101 debt securities classified as available-for-sale and 79 debt securities classified as held-to-maturity, had gross unrealized losses totaling $6.9 million and $0.7 million, respectively. With respect to those securities with unrealized losses, all of the GSE mortgage-backed and CMO securities had AAA credit ratings and an average contractual maturity of 18 years. The state and municipal securities had an average credit rating of AA and a weighted average maturity of nine years.
The cause of the gross unrealized losses with respect to all of the debt securities is directly related to changes in interest rates. At this time, management does not intend to sell such securities nor is it more likely than not, based upon available evidence, that management will be required to sell such securities prior to recovery. As such, management believes that all gross unrealized losses within the securities portfolio at December 31, 2019 are temporary impairments. No  other-than-temporary impairment losses were recognized in the Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017.
People’s United uses the specific identification method to determine the cost of securities sold and records securities transactions on the trade date. People’s United sold (i) GSE mortgage-backed securities with an amortized cost of $235.5 million and recorded $10.0 million of gross realized losses in December 2018 and (ii) U.S. Treasury and CMO securities with a combined amortized cost of $291.3 million and recorded $10.0 million of gross realized losses in December 2017. Also in 2017, People’s United sold U.S. Treasury and CMO securities with a combined amortized cost of $486.9 million and recorded $15.7 million of gross realized losses. Including other minor gains and losses, net security gains (losses) totaled $0.2 million, $(9.8) million and $(25.4) million for the years ended December 31, 2019, 2018 and 2017, respectively.

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The components of net security gains (losses) are summarized below.

Years ended December 31 (in millions)	2019	2018	2017
Debt securities:
Gains	$0.5	$0.1	$2.1
Losses	(0.4)	(10.0)	(27.5)
Total debt securities	0.1	(9.9)	(25.4)
Trading debt securities:
Gains	0.1	0.1	—
Losses	—	—	—
Total trading debt securities (1)	0.1	0.1	—
Net security gains (losses)	$0.2	$(9.8)	$(25.4)
(1)Net gains and losses on trading debt securities totaled less than $0.1 million for the year ended December 31, 2017.
Effective January 1, 2018, People’s United adopted new accounting guidance that requires equity investments (other than equity method investments) to be measured at fair value with changes in fair value recognized in net income. At  December 31, 2017, the Company’s securities portfolio included equity securities with an amortized cost of $9.6 million and a fair value of $8.7 million. Accordingly, upon adoption of this guidance, a cumulative-effect transition adjustment, representing the cumulative unrealized loss (net-of-tax) within AOCL was recorded, which served to decrease opening retained earnings by $0.6 million. For the years ended December 31, 2019 and 2018, People’s United recorded unrealized gains of $1.5 million and $0.6 million (included in other non-interest income in the Consolidated Statements of Income) relating to the change in fair value of its equity securities during the respective periods.
The Bank, as a member of the FHLB of Boston, is currently required to purchase and hold shares of capital stock in the FHLB of Boston (total cost of $136.6 million and $124.2 million at December 31, 2019 and 2018, respectively) in an amount equal to its membership base investment plus an activity based investment determined according to the Bank’s level of outstanding FHLB advances. As a result of prior acquisitions, the Bank acquired shares of capital stock in the FHLB of New York (total cost of $0.7 million at both December 31, 2019 and 2018). Based on the current capital adequacy and liquidity position of both the FHLB of Boston and the FHLB of New York, management believes there is no impairment in the Company’s investment at December 31, 2019 and the cost of the investment approximates fair value. Dividend income on FHLB capital stock totaled $7.0 million, $8.3 million and $6.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.
The Bank, as a member of the Federal Reserve Bank system, is currently required to purchase and hold shares of capital stock in the FRB-NY (total cost of $203.8 million and $178.5 million at December 31, 2019 and 2018, respectively) in an amount equal to 6% of its capital and surplus. Based on the current capital adequacy and liquidity position of the FRB-NY, management believes there is no impairment in the Company’s investment at December 31, 2019 and the cost of the investment approximates fair value. Dividend income on FRB-NY capital stock totaled $3.8 million, $5.1 million and $3.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following table summarizes People’s United’s loans by loan portfolio segment and class:

	2019			2018
As of December 31 (in millions)	Originated	Acquired	Total	Originated	Acquired	Total
Commercial:
Commercial real estate	$10,012.5	$4,749.8	$14,762.3	$9,798.5	$1,851.1	$11,649.6
Commercial and industrial	9,763.1	1,278.5	11,041.6	8,292.3	796.6	9,088.9
Equipment financing	4,706.1	204.3	4,910.4	3,937.7	401.5	4,339.2
Total Commercial Portfolio	24,481.7	6,232.6	30,714.3	22,028.5	3,049.2	25,077.7
Retail:
Residential mortgage:
Adjustable-rate	5,366.0	1,698.8	7,064.8	5,854.1	807.9	6,662.0
Fixed-rate	1,222.9	2,030.4	3,253.3	935.1	557.1	1,492.2
Total residential mortgage	6,588.9	3,729.2	10,318.1	6,789.2	1,365.0	8,154.2
Home equity and other consumer:
Home equity	1,625.1	781.4	2,406.5	1,789.5	173.0	1,962.5
Other consumer	39.7	117.5	157.2	42.8	4.2	47.0
Total home equity and other consumer	1,664.8	898.9	2,563.7	1,832.3	177.2	2,009.5
Total Retail Portfolio	8,253.7	4,628.1	12,881.8	8,621.5	1,542.2	10,163.7
Total loans	$32,735.4	$10,860.7	$43,596.1	$30,650.0	$4,591.4	$35,241.4
Net deferred loan costs, which are included in loans by respective class and accounted for as interest yield adjustments, totaled $87.5 million at December 31, 2019 and $94.6 million at December 31, 2018.
At December 31, 2019, 25%, 22% and 18% of the Company’s loans by outstanding principal amount were to customers located within Connecticut, Massachusetts and New York, respectively. Loans to customers located in the New England states as a group represented 58% and 56% of total loans at December 31, 2019 and 2018, respectively. Substantially the entire equipment financing portfolio (95% at both December 31, 2019 and 2018) was to customers located outside of New England. At December 31, 2019, 30% of the equipment financing portfolio was to customers located in Texas, California and New York, and no other state exposure was greater than 7%.
Included in the Commercial portfolio are construction loans totaling $1.1 billion and $651.2 million at  December 31, 2019 and 2018, respectively, net of the unadvanced portion of such loans totaling $798.3 million and  $588.2 million, respectively.
At December 31, 2019 and 2018, residential mortgage loans included $1.1 billion and $1.2 billion, respectively, of interest-only loans. People’s United’s underwriting guidelines and requirements for such loans are generally more restrictive than those applied to other types of residential mortgage products. Also included in residential mortgage loans are construction loans totaling $40.5 million and $57.3 million at December 31, 2019 and 2018, respectively, net of the unadvanced portion of such loans totaling $14.6 million and $21.5 million, respectively.
People’s United sells newly-originated residential mortgage loans in the secondary market, without recourse. Net gains on sales of residential mortgage loans totaled $1.9 million, $1.2 million and $3.2 million for the years ended  December 31, 2019, 2018 and 2017, respectively. Loans held-for-sale at December 31, 2019 and 2018 included  newly-originated residential mortgage loans with carrying amounts of $19.7 million and $19.5 million, respectively. At December 31, 2019, loans held-for-sale also included $333.7 million of consumer loans and $157.9 million of commercial loans previously acquired in the United Financial acquisition. During 2019, 2018 and 2017, the Company sold acquired loans with outstanding principal balances totaling $10.1 million, $10.0 million and $7.9 million, respectively, (carrying amounts of $7.1 million, $4.4 million and $5.0 million, respectively) and recognized net gains on sales totaling $0.4 million, $1.8 million and $2.4 million, respectively.

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following table presents a summary, by loan portfolio segment, of activity in the allowance for loan losses for the years ended December 31, 2019, 2018 and 2017. With respect to the originated portfolio, an allocation of a portion of the allowance to one segment does not preclude its availability to absorb losses in another segment.

	Commercial			Retail
(in millions)	Originated	Acquired	Total	Originated	Acquired	Total	Total
Balance at December 31, 2016	$198.8	$6.1	$204.9	$24.2	$0.2	$24.4	$229.3
Charge-offs	(17.1)	(4.4)	(21.5)	(6.4)	—	(6.4)	(27.9)
Recoveries	4.6	0.3	4.9	2.1	—	2.1	7.0
Net loan charge-offs	(12.5)	(4.1)	(16.6)	(4.3)	—	(4.3)	(20.9)
Provision for loan losses	14.8	1.4	16.2	9.8	—	9.8	26.0
Balance at December 31, 2017	201.1	3.4	204.5	29.7	0.2	29.9	234.4
Charge-offs	(19.5)	(8.1)	(27.6)	(3.3)	—	(3.3)	(30.9)
Recoveries	3.5	1.3	4.8	2.1	—	2.1	6.9
Net loan charge-offs	(16.0)	(6.8)	(22.8)	(1.2)	—	(1.2)	(24.0)
Provision for loan losses	20.5	7.3	27.8	2.2	—	2.2	30.0
Balance at December 31, 2018	205.6	3.9	209.5	30.7	0.2	30.9	240.4
Charge-offs	(20.0)	(7.5)	(27.5)	(4.0)	—	(4.0)	(31.5)
Recoveries	5.0	1.3	6.3	3.1	—	3.1	9.4
Net loan charge-offs	(15.0)	(6.2)	(21.2)	(0.9)	—	(0.9)	(22.1)
Provision for loan losses	26.2	3.4	29.6	(1.1)	(0.2)	(1.3)	28.3
Balance at December 31, 2019	$216.8	$1.1	$217.9	$28.7	$—	$28.7	$246.6
The following tables summarize, by loan portfolio segment and impairment methodology, the allowance for loan losses and related portfolio balances:

As of December 31, 2019 (in millions)	Commercial		Retail		Total
	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
Originated loans:
Collectively evaluated for impairment	$22,938.3	$207.8	$9,592.8	$26.5	$32,531.1	$234.3
Individually evaluated for impairment	115.0	9.0	89.2	2.2	204.2	11.2
Acquired loans:
PCI (1)	308.5	—	87.5	—	396.0	—
Purchased performing:
Collectively evaluated for impairment	7,344.9	1.1	3,104.8	—	10,449.7	1.1
Individually evaluated for impairment	7.6	—	7.5	—	15.1	—
Total	$30,714.3	$217.9	$12,881.8	$28.7	$43,596.1	$246.6

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

As of December 31, 2018 (in millions)	Commercial		Retail		Total
	Portfolio	Allowance	Portfolio	Allowance	Portfolio	Allowance
Originated loans:
Collectively evaluated for impairment	$21,900.1	$198.9	$8,535.0	$28.4	$30,435.1	$227.3
Individually evaluated for impairment	128.4	6.7	86.5	2.3	214.9	9.0
Acquired loans:
PCI (1)	300.3	2.2	99.6	0.1	399.9	2.3
Purchased performing:
Collectively evaluated for impairment	2,744.4	1.7	1,439.1	—	4,183.5	1.7
Individually evaluated for impairment	4.5	—	3.5	0.1	8.0	0.1
Total	$25,077.7	$209.5	$10,163.7	$30.9	$35,241.4	$240.4
(1)PCI loans are evaluated for impairment on a pool basis.
The recorded investments, by class of loan, in originated non-performing loans are summarized as follows:

As of December 31 (in millions)	2019	2018	2017
Commercial:
Commercial real estate	$29.8	$33.5	$23.7
Commercial and industrial	32.1	38.0	32.6
Equipment financing	46.2	42.0	44.3
Total (1)	108.1	113.5	100.6
Retail:
Residential mortgage	36.3	38.9	32.7
Home equity	12.6	15.3	15.4
Other consumer	—	—	—
Total (2)	48.9	54.2	48.1
Total	$157.0	$167.7	$148.7
(1)Reported net of government guarantees totaling $1.3 million, $1.9 million and $3.1 million at December 31, 2019, 2018 and 2017, respectively. These government guarantees relate, almost entirely, to guarantees provided by the Small Business Administration as well as selected other Federal agencies and represent the carrying value of the loans that are covered by such guarantees, the extent of which (i.e. full or partial) varies by loan. At December 31, 2019, the principal loan classes to which these government guarantees relate are commercial and industrial loans (95%) and commercial real estate loans (5%).
(2)Includes $17.0 million, $24.8 million and $15.2 million of loans in the process of foreclosure at December 31, 2019, 2018 and 2017, respectively.

The preceding table excludes acquired loans that are (i) accounted for as PCI loans and/or (ii) covered by an FDIC  loss-share agreement (“LSA”) which totaled $53.5 million at December 31, 2019; $44.1 million at December 31, 2018; and $25.1 million at December 31, 2017. Such loans otherwise meet People’s United’s definition of a non-performing loan but are excluded because the loans are included in loan pools that are considered performing and/or credit losses are covered by an FDIC LSA. The discounts arising from recording these loans at fair value were due, in part, to credit quality. Accordingly, such loans are generally accounted for on a pool basis and the accretable yield on the pools is being recognized as interest income over the life of the loans based on expected cash flows at the pool level. In addition, the table excludes purchased performing loans totaling $13.6 million, $6.0 million and $4.7 million at December 31, 2019, 2018 and 2017, respectively, of which $13.2 million, $6.0 million and $4.7 million, respectively at those dates, became non-performing subsequent to acquisition.
If interest payments on all loans classified as non-performing at December 31, 2019, 2018 and 2017 had been made during the respective years in accordance with the loan agreements, interest income of $18.5 million, $18.1 million and $16.2 million would have been recognized on such loans for the respective years. Interest income actually recognized on  non-performing loans totaled $2.3 million, $2.9 million and $1.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
At December 31, 2019 and 2018, People’s United’s recorded investment in loans classified as TDRs totaled $177.0 million and $179.4 million, respectively. The related allowance for loan losses was $4.3 million at December 31, 2019 and $4.5 million at December 31, 2018. Interest income recognized on TDRs totaled $5.5 million, $6.1 million and $4.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. Fundings under commitments to lend additional amounts to borrowers with loans classified as TDRs were immaterial for the years ended December 31, 2019, 2018 and 2017. Loans that were modified and classified as TDRs during 2019 principally involve reduced payment and/or payment deferral, extension of term (generally no more than two years for commercial loans and five years for retail loans) and/or a temporary reduction of interest rate (generally less than 200 basis points).
The following tables summarize, by class of loan, the recorded investments in loans modified as TDRs during the years ended December 31, 2019 and 2018. For purposes of this disclosure, recorded investments represent amounts immediately prior to and subsequent to the restructuring.

	Year ended December 31, 2019
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial:
Commercial real estate (1)	12	$17.2	$17.2
Commercial and industrial (2)	33	31.9	31.9
Equipment financing (3)	37	24.9	24.9
Total	82	74.0	74.0
Retail:
Residential mortgage (4)	85	26.3	26.3
Home equity (5)	102	9.0	9.0
Other consumer	—	—	—
Total	187	35.3	35.3
Total	269	$109.3	$109.3
(1)Represents the following concessions: extension of term (7 contracts; recorded investment of $2.1 million); reduced payment and/or payment deferral (1 contract; recorded investment of $0.6 million); or a combination of concessions  (4 contracts; recorded investment of $14.5 million).
(2)Represents the following concessions: extension of term (26 contracts; recorded investment of $26.4 million); reduced payment and/or payment deferral (3 contracts; recorded investment of $0.8 million); or a combination of concessions (4 contracts; recorded investment of $4.7 million).
(3)Represents the following concessions: extension of term (5 contracts; recorded investment of $1.6 million); reduced payment and/or payment deferral (26 contracts; recorded investment of $18.9 million); or a combination of concessions (6 contracts; recorded investment of $4.4 million).
(4)Represents the following concessions: loans restructured through bankruptcy (45 contracts; recorded investment of $9.9 million); reduced payment and/or payment deferral (24 contracts; recorded investment of $10.1 million); or a combination of concessions (16 contracts; recorded investment of $6.3 million).
(5)Represents the following concessions: loans restructured through bankruptcy (54 contracts; recorded investment of $3.2 million); reduced payment and/or payment deferral (18 contracts; recorded investment of $2.9 million); or a combination of concessions (30 contracts; recorded investment of $2.9 million).

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
(1)Represents the following concessions: extension of term (9 contracts; recorded investment of $24.1 million); reduced payment and/or payment deferral (1 contract; recorded investment of $0.5 million); or a combination of concessions (3 contracts; recorded investment of $3.0 million).
(2)Represents the following concessions: extension of term (31 contracts; recorded investment of $48.4 million); reduced payment and/or payment deferral (11 contracts; recorded investment of $23.8 million); or a combination of concessions (5 contracts; recorded investment of $0.9 million).
(3)Represents the following concessions: extension of term (3 contracts; recorded investment of $4.2 million); reduced payment and/or payment deferral (16 contracts; recorded investment of $17.6 million); or a combination of concessions (12 contracts; recorded investment of $9.8 million).
(4)Represents the following concessions: loans restructured through bankruptcy (21 contracts; recorded investment of $3.7 million); reduced payment and/or payment deferral (10 contracts; recorded investment of $3.5 million); or a combination of concessions (7 contracts; recorded investment of $2.3 million).
(5)Represents the following concessions: loans restructured through bankruptcy (49 contracts; recorded investment of $3.6 million); reduced payment and/or payment deferral (10 contracts; recorded investment of $1.3 million); or a combination of concessions (20 contracts; recorded investment of $2.4 million).
The following is a summary, by class of loan, of information related to TDRs completed within the previous 12 months that subsequently defaulted during the years ended December 31, 2019 and 2018. For purposes of this disclosure, the previous 12 months is measured from January 1 of the respective prior year and a default represents a previously-modified loan that became past due 30 days or more during 2019 or 2018.

	2019		2018
Years ended December 31 (dollars in millions)	Number of Contracts	Recorded Investment as of Period End	Number of Contracts	Recorded Investment as of Period End
Commercial:
Commercial real estate	—	$—	—	$—
Commercial and industrial	2	2.4	12	6.7
Equipment financing	8	5.3	6	3.5
Total	10	7.7	18	10.2
Retail:
Residential mortgage	5	2.2	7	1.6
Home equity	12	1.0	13	0.7
Other consumer	—	—	—	—
Total	17	3.2	20	2.3
Total	27	$10.9	38	$12.5

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
People’s United’s impaired loans consist of certain loans that have been placed on non-accrual status, including all TDRs. The following table summarizes, by class of loan, information related to individually-evaluated impaired loans.

	2019			2018
As of December 31 (in millions)	Unpaid Principal Balance	Recorded Investment	Related Allowance for Loan Losses	Unpaid Principal Balance	Recorded Investment	Related Allowance for Loan Losses
Without a related allowance for loan losses:
Commercial:
Commercial real estate	$28.9	$25.9	$—	$31.0	$28.1	$—
Commercial and industrial	31.0	25.9	—	45.6	42.0	—
Equipment financing	24.1	21.8	—	20.2	18.0	—
Retail:
Residential mortgage	68.4	60.8	—	66.8	59.3	—
Home equity	26.0	23.0	—	23.8	20.3	—
Other consumer	—	—	—	—	—	—
Total	$178.4	$157.4	$—	$187.4	$167.7	$—
With a related allowance for loan losses:
Commercial:
Commercial real estate	$21.5	$21.0	$3.4	$23.8	$21.8	$1.6
Commercial and industrial	20.0	16.4	3.9	12.6	10.2	2.4
Equipment financing	12.4	11.6	1.7	16.2	12.8	2.7
Retail:
Residential mortgage	11.6	11.5	1.5	8.8	8.8	1.7
Home equity	1.4	1.4	0.7	1.7	1.6	0.7
Other consumer	—	—	—	—	—	—
Total	$66.9	$61.9	$11.2	$63.1	$55.2	$9.1
Total impaired loans:
Commercial:
Commercial real estate	$50.4	$46.9	$3.4	$54.8	$49.9	$1.6
Commercial and industrial	51.0	42.3	3.9	58.2	52.2	2.4
Equipment financing	36.5	33.4	1.7	36.4	30.8	2.7
Total	137.9	122.6	9.0	149.4	132.9	6.7
Retail:
Residential mortgage	$80.0	$72.3	$1.5	$75.6	$68.1	$1.7
Home equity	27.4	24.4	0.7	25.5	21.9	0.7
Other consumer	—	—	—	—	—	—
Total	107.4	96.7	2.2	101.1	90.0	2.4
Total	$245.3	$219.3	$11.2	$250.5	$222.9	$9.1

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following table summarizes, by class of loan, the average recorded investment and interest income recognized on impaired loans for the periods indicated. The average recorded investment amounts are based on month-end balances.

	2019		2018		2017
Years ended December 31 (in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial:
Commercial real estate	$39.6	$1.1	$40.2	$1.1	$55.8	$1.2
Commercial and industrial	44.5	1.6	49.6	2.8	63.4	1.9
Equipment financing	27.0	0.3	38.4	0.1	44.4	0.4
Total	111.1	3.0	128.2	4.0	163.6	3.5
Retail:
Residential mortgage	68.3	2.1	68.7	1.9	71.8	1.7
Home equity	23.0	0.6	20.9	0.5	21.2	0.4
Other consumer	—	—	—	—	—	—
Total	91.3	2.7	89.6	2.4	93.0	2.1
Total	$202.4	$5.7	$217.8	$6.4	$256.6	$5.6
The following tables summarize, by class of loan, aging information for originated loans:

		Past Due
As of December 31, 2019 (in millions)	Current	30-89 Days	90 Days or More	Total	Total Originated
Commercial:
Commercial real estate	$9,983.5	$7.8	$21.2	$29.0	$10,012.5
Commercial and industrial	9,738.0	10.5	14.6	25.1	9,763.1
Equipment financing	4,591.4	94.7	20.0	114.7	4,706.1
Total	24,312.9	113.0	55.8	168.8	24,481.7
Retail:
Residential mortgage	6,534.3	31.6	23.0	54.6	6,588.9
Home equity	1,615.0	5.0	5.1	10.1	1,625.1
Other consumer	39.5	0.2	—	0.2	39.7
Total	8,188.8	36.8	28.1	64.9	8,253.7
Total originated loans	$32,501.7	$149.8	$83.9	$233.7	$32,735.4
Included in the “Current” and “30-89 Days” categories above are early non-performing commercial real estate loans, commercial and industrial loans, and equipment financing loans totaling $8.6 million, $18.8 million and $26.2 million, respectively, and $20.8 million of retail loans in the process of foreclosure or bankruptcy. These loans are less than 90 days past due but have been placed on non-accrual status as a result of having been identified as presenting uncertainty with respect to the collectability of interest and principal.

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
Retail Credit Quality Indicators
Pools of retail loans possessing similar risk and loss characteristics are collectively evaluated for impairment. These loan pools include residential mortgage, home equity and other consumer loans that are not assigned individual loan risk ratings. Rather, the assessment of these portfolios is based upon a consideration of historical portfolio loss experience, broader portfolio indicators, including trends in delinquencies, non-performing loans and portfolio concentrations, and portfolio-specific risk characteristics, the combination of which determines whether a loan is classified as “High”, “Moderate” or “Low” risk.
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

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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
The following tables summarize, by class of loan, credit quality indicators:

As of December 31, 2019 (in millions)	Commercial Real Estate	Commercial and Industrial	Equipment Financing	Total
Commercial:
Originated loans:
Pass	$9,736.4	$9,223.5	$4,231.6	$23,191.5
Special mention	197.6	294.8	76.5	568.9
Substandard	75.4	242.7	398.0	716.1
Doubtful	3.1	2.1	—	5.2
Total originated loans	10,012.5	9,763.1	4,706.1	24,481.7
Acquired loans:
Pass	4,485.9	1,168.2	201.9	5,856.0
Special mention	136.7	35.6	—	172.3
Substandard	127.2	73.1	2.4	202.7
Doubtful	—	1.6	—	1.6
Total acquired loans	4,749.8	1,278.5	204.3	6,232.6
Total	$14,762.3	$11,041.6	$4,910.4	$30,714.3

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

As of December 31, 2019 (in millions)	Residential Mortgage	Home Equity	Other Consumer	Total
Retail:
Originated loans:
Low risk	$3,225.3	$747.3	$24.9	$3,997.5
Moderate risk	2,649.0	548.5	5.9	3,203.4
High risk	714.6	329.3	8.9	1,052.8
Total originated loans	6,588.9	1,625.1	39.7	8,253.7
Acquired loans:
Low risk	1,184.7	—	—	1,184.7
Moderate risk	2,309.3	—	—	2,309.3
High risk	235.2	781.4	117.5	1,134.1
Total acquired loans	3,729.2	781.4	117.5	4,628.1
Total	$10,318.1	$2,406.5	$157.2	$12,881.8

As of December 31, 2018 (in millions)	Commercial Real Estate	Commercial and Industrial	Equipment Financing	Total
Commercial:
Originated loans:
Pass	$9,607.0	$7,855.7	$3,549.3	$21,012.0
Special mention	105.5	196.9	92.1	394.5
Substandard	85.2	239.3	296.3	620.8
Doubtful	0.8	0.4	—	1.2
Total originated loans	9,798.5	8,292.3	3,937.7	22,028.5
Acquired loans:
Pass	1,766.2	719.6	394.0	2,879.8
Special mention	27.3	14.6	4.7	46.6
Substandard	57.6	62.4	2.8	122.8
Doubtful	—	—	—	—
Total acquired loans	1,851.1	796.6	401.5	3,049.2
Total	$11,649.6	$9,088.9	$4,339.2	$25,077.7

As of December 31, 2018 (in millions)	Residential Mortgage	Home Equity	Other Consumer	Total
Retail:
Originated loans:
Low risk	$2,912.8	$834.5	$27.3	$3,774.6
Moderate risk	3,360.9	576.4	5.9	3,943.2
High risk	515.5	378.6	9.6	903.7
Total originated loans	6,789.2	1,789.5	42.8	8,621.5
Acquired loans:
Low risk	506.1	—	—	506.1
Moderate risk	639.6	—	—	639.6
High risk	219.3	173.0	4.2	396.5
Total acquired loans	1,365.0	173.0	4.2	1,542.2
Total	$8,154.2	$1,962.5	$47.0	$10,163.7

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Acquired PCI Loans
At the respective acquisition dates, on an aggregate basis, the PCI loan portfolio had contractually required principal and interest payments receivable of $7.95 billion; expected cash flows of $7.35 billion; and a fair value (initial carrying amount) of $5.62 billion. The difference between the contractually required principal and interest payments receivable and the expected cash flows ($603.1 million) represented the initial nonaccretable difference. The difference between the expected cash flows and fair value ($1.73 billion) represented the initial accretable yield. Both the contractually required principal and interest payments receivable and the expected cash flows reflect anticipated prepayments, determined based on historical portfolio experience. At December 31, 2019, the outstanding principal balance and carrying amount of the PCI loan portfolio were $532.2 million and $396.0 million, respectively ($491.6 million and $399.9 million, respectively, at December 31, 2018).
The following table summarizes activity in the accretable yield for the PCI loan portfolio:

Years ended December 31 (in millions)	2019	2018	2017
Balance at beginning of period	$189.7	$219.7	$255.4
Acquisitions	25.5	27.1	13.1
Accretion	(21.0)	(24.6)	(29.1)
Reclassification from nonaccretable difference for loans with improved cash flows (1)	—	—	—
Other changes in expected cash flows (2)	(56.7)	(32.5)	(19.7)
Balance at end of period	$137.5	$189.7	$219.7
(1)Results in increased interest accretion as a prospective yield adjustment over the remaining life of the corresponding pool of loans.
(2)Represents changes in cash flows expected to be collected due to factors other than credit (e.g. changes in prepayment assumptions and/or changes in interest rates on variable rate loans), as well as loan sales, modifications and payoffs.
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
The asset arising from the loss-sharing coverage, referred to as the “FDIC loss-share receivable,” totaled $0.1 million and $0.2 million at December 31, 2019 and 2018, respectively, and is included in other assets in the Consolidated Statements of Condition. The FDIC loss-share receivable is measured separately from the covered loans because the coverage is not contractually embedded in the loans and is not transferable should the Bank choose to dispose of the covered loans. The FDIC loss-share receivable will be reduced as losses are realized on covered assets and as loss-sharing payments are received from the FDIC. Realized losses in excess of the acquisition date estimates will result in an increase in the FDIC loss-share receivable. Conversely, the FDIC loss-share receivable will be reduced if realized losses are less than the estimates at acquisition. The amount ultimately collected for the FDIC loss-share receivable is dependent upon the performance of the underlying covered assets over time and claims submitted to the FDIC. In the event that losses under the loss-share coverage do not reach expected levels, the Bank has agreed to make a cash payment to the FDIC on approximately the tenth anniversary of the Agreement.

NOTE 6 – Leases
Lessor Arrangements
People's United provides equipment financing to its customers through a variety of lessor arrangements, some of which may include options to renew and/or for the lessee to purchase the leased equipment at the end of the lease term. Direct financing leases and sales-type leases (collectively, "lease financing receivables") are carried at the aggregate of lease payments receivable plus the estimated residual value of the leased assets and any IDC incurred to originate these leases, less unearned income, which is accreted to interest income over the lease term using the interest method.

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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
The composition of the Company’s total net investment in lease financing receivables included within equipment financing loans in the Consolidated Statements of Condition was as follows:

(in millions)	December 31, 2019
Lease payments receivable	$1,417.1
Estimated residual value of leased assets	128.0
Gross investment in lease financing receivables	1,545.1
Plus: Deferred origination costs	13.4
Less: Unearned income	(156.9)
Total net investment in lease financing receivables	$1,401.6
The contractual maturities of the Company's lease financing receivables were as follows:

(in millions)	December 31, 2019
2020	$518.8
2021	414.2
2022	303.3
2023	178.5
2024	93.6
Later years	36.7
Total	$1,545.1
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
For the year ended December 31, 2019, total lease income was $117.9 million, which consisted of $66.7 million from lease financing receivables and $51.2 million from operating leases.
Lessee Arrangements
Substantially all of the Company’s lessee arrangements represent non-cancelable operating leases for real estate (primarily branch locations) and office equipment with terms extending through 2054. Under these arrangements, People's United records ROU assets and corresponding lease liabilities at lease commencement. Lease liabilities are recognized based on the present value of the remaining lease payments and discounted using the Company’s incremental borrowing rate for borrowings of similar term. ROU assets initially equal the related lease liability, adjusted for any lease payments made prior to the lease commencement and any lease incentives. Portions of certain properties are subleased for terms extending through 2024.

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
The following tables provide the components of lease cost and supplemental information:

For the Year Ended
(in millions)	December 31, 2019
Operating lease cost	$61.6
Variable lease cost	8.6
Finance lease cost	0.1
Sublease income	(1.4)
Net lease cost	$68.9
Rent expense under operating leases included in occupancy and equipment in the Consolidated Statements of Income totaled $64.2 million and $62.5 million for the years ended December 31, 2018 and 2017, respectively.

(dollars in millions)	As of and for the Year Ended December 31, 2019
Lease ROU assets:
Operating lease	$276.6
Finance lease	2.6
Lease liabilities:
Operating lease	$307.9
Finance lease	5.3

Cash payments included in the measurement of lease liabilities:
Reported in operating cash from operating leases	61.7
Reported in financing cash from finance leases	0.1
ROU assets obtained in exchange for lessee:
Operating lease liabilities (1)	89.1
Finance lease liabilities (1)	2.6
Weighted-average discount rate:
Operating leases	3.13%
Finance leases	2.58
Weighted-average remaining lease term (in years):
Operating leases	7.7
Finance leases	12.2
1.Amount excludes related transition adjustment (see Note 1).

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The contractual maturities of the Company's lease liabilities as of December 31, 2019 were as follows:

(in millions)	Operating Leases	Finance Leases
2020	$66.6	$0.5
2021	63.9	0.5
2022	46.3	0.5
2023	33.9	0.5
2024	28.3	0.5
Later years	111.8	3.7
Total lease payments	350.8	6.2
Less: Interest	(42.9)	(0.9)
Total lease liabilities	$307.9	$5.3
In the fourth quarter of 2019, the Company completed a sale-leaseback transaction on a property located in Burlington, Vermont. The transaction resulted in a gain of $3.3 million, which is included in other non-interest income in the Consolidated Statements of Income.

NOTE 7 – Goodwill and Other Acquisition-Related Intangible Assets
Goodwill
Changes in the carrying amount of People’s United’s goodwill are summarized as follows:

	Operating Segment
(in millions)	Commercial Banking	Retail Banking	Wealth Management	Total
Balance at December 31, 2017	$1,600.3	$720.1	$91.0	$2,411.4
Acquisition of:
First Connecticut	135.2	115.2	—	250.4
Vend Lease	23.9	—	—	23.9
Balance at December 31, 2018	1,759.4	835.3	91.0	2,685.7
Acquisition of:
United Financial	120.5	83.8	—	204.3
BSB Bancorp	49.3	95.6	—	144.9
VAR	37.5	—	—	37.5
Write-down relating to the sale of branches (1)	(0.6)	(3.8)	(2.5)	(6.9)
Balance at December 31, 2019	$1,966.1	$1,010.9	$88.5	$3,065.5
(1)See Note 2.
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
All of People’s United’s tax deductible goodwill was created in transactions in which the Company purchased the assets of the target (as opposed to purchasing the issued and outstanding stock of the target). At December 31, 2019 and 2018, tax deductible goodwill totaled $134.4 million and $90.3 million, respectively.

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Other Acquisition-Related Intangible Assets
The following is a summary of People’s United’s other acquisition-related intangible assets:

	2019			2018
As of December 31 (in millions)	Gross Amount	Accumulated Amortization	Carrying Amount	Gross Amount	Accumulated Amortization	Carrying Amount
Intangibles amortized:
Core deposit intangible	$303.9	$177.3	$126.6	$222.9	$157.4	$65.5
Trade name intangible	123.9	73.4	50.5	123.9	64.8	59.1
Client relationships	24.4	6.4	18.0	24.4	4.4	20.0
Trust relationships	42.7	35.1	7.6	42.7	31.3	11.4
Insurance relationships	38.1	34.3	3.8	38.1	33.6	4.5
Favorable lease agreements	2.9	0.6	2.3	2.9	0.3	2.6
Non-compete agreements	0.6	0.3	0.3	0.6	0.2	0.4
Total	$536.5	$327.4	209.1	$455.5	$292.0	163.5
Mutual fund management contracts (not amortized)			—			16.5
Total other acquisition-related intangible assets			$209.1			$180.0
Other acquisition-related intangible assets subject to amortization have an original weighted-average amortization period of 12 years. Amortization expense of other acquisition-related intangible assets totaled $32.5 million, $21.8 million and $30.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. Scheduled amortization expense attributable to other acquisition-related intangible assets for each of the next five years is as follows: $40.9 million in 2020; $36.1 million in 2021; $31.7 million in 2022; $24.0 million in 2023; and $20.3 million in 2024. In the fourth quarter of 2019, People's United recorded a complete write-down of the mutual fund management contract intangible asset ($16.5 million) stemming from the liquidation of the Company's public mutual funds. The charge is included in other non-interest expense in the Consolidated Statements of Income. Also in the fourth quarter of 2019, People's United recorded partial write-downs of the trade name and trust relationship intangible assets ($1.9 million and $1.0 million, respectively) as a result of the sale of  eight branches in central Maine. The charge is included in other non-interest income (as a component of the net gain on sale) in the Consolidated Statements of Income. There were no other impairment losses relating to goodwill or other acquisition-related intangible assets recorded in the Consolidated Statements of Income during the years ended December 31, 2019, 2018 and 2017.

NOTE 8 – Premises and Equipment
The components of premises and equipment are summarized below:

As of December 31 (in millions)	2019	2018
Land	$49.8	$50.1
Buildings	330.6	300.0
Leasehold improvements	197.4	170.7
Furniture and equipment	324.3	279.3
Total	902.1	800.1
Less: Accumulated depreciation and amortization	596.6	532.8
Total premises and equipment, net	$305.5	$267.3
Depreciation and amortization expense included in occupancy and equipment expense in the Consolidated Statements of Income totaled $41.7 million, $36.3 million and $39.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 9 – Other Assets and Other Liabilities
The components of other assets are as follows:

As of December 31 (in millions)	2019	2018
Affordable housing investments (note 13)	$383.9	$304.1
Fair value of derivative financial instruments (notes 20 and 22)	341.0	103.0
Lease ROU assets (note 6)	279.2	—
Leased equipment	191.3	189.0
Accrued interest receivable	156.1	138.2
Funded status of defined benefit pension plans (note 18)	121.4	78.0
Loan disbursements in process	65.8	17.9
Current income tax receivable (note 13)	51.7	31.4
Assets held in trust for supplemental retirement plans (note 18)	51.0	56.4
Net deferred tax asset (note 13)	33.6	11.4
Other prepaid expenses	32.6	27.5
Economic development investments	29.2	26.2
Investment in joint venture	16.3	17.2
Receivables arising from securities brokerage and insurance businesses	13.0	26.4
REO:
Residential	11.9	5.5
Commercial	7.3	8.7
Mortgage servicing rights	10.6	—
Repossessed assets	4.2	3.9
Other	52.9	46.8
Total other assets	$1,853.0	$1,091.6
The components of other liabilities are as follows:

As of December 31 (in millions)	2019	2018
Lease liabilities (note 6)	$313.2	$—
Future contingent commitments for affordable housing investments (note 13)	141.1	119.7
Accrued expenses payable	104.3	87.9
Fair value of derivative financial instruments (notes 20 and 22)	96.2	139.0
Liabilities for supplemental retirement plans (note 18)	84.4	86.6
Accrued employee benefits	74.8	66.6
Accrued interest payable	21.7	25.4
Loan payments in process	18.8	51.2
Other postretirement plans (note 18)	18.7	15.3
Payables arising from securities brokerage and insurance businesses	9.6	29.7
Other	22.7	73.8
Total other liabilities	$905.5	$695.2

NOTE 10 – Deposits
The following is an analysis of People’s United’s total deposits by product type:

	2019		2018
As of December 31 (dollars in millions)	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
Non-interest-bearing	$9,803.7	—%	$8,543.0	—%
Savings	4,987.7	0.23	4,116.5	0.09
Interest-bearing checking and money market	19,592.6	0.92	16,583.3	1.04
Time deposits maturing:
Within 3 months	$3,984.7	1.90	1,480.0	1.66
After 3 but within 6 months	2,659.3	2.12	1,375.6	1.67
After 6 months but within 1 year	1,354.8	1.77	2,511.5	1.83
After 1 but within 2 years	816.3	1.82	1,275.5	1.98
After 2 but within 3 years	275.4	2.23	153.5	1.97
After 3 but within 4 years	97.8	2.37	102.1	1.63
After 4 but within 5 years	17.2	1.09	18.0	1.29
After 5 years (1)	—	0.99	—	1.01
Total	9,205.5	1.95	6,916.2	1.78
Total deposits	$43,589.5	0.85%	$36,159.0	0.83%
(1)Amount totaled less than $0.1 million at both December 31, 2019 and 2018.
Time deposits issued in amounts that exceed $250,000 totaled $1.9 billion and $1.1 billion at December 31, 2019 and 2018, respectively. Overdrafts of non-interest-bearing deposit accounts totaling $4.0 million and $2.7 million at December 31, 2019 and 2018, respectively, have been classified as loans.
Interest expense on deposits is summarized as follows:

Years ended December 31 (in millions)	2019	2018	2017
Savings	$13.4	$7.2	$9.7
Interest-bearing checking and money market	195.9	120.2	70.4
Time	147.6	88.7	50.6
Total	$356.9	$216.1	$130.7

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 11 – Borrowings
People’s United’s borrowings are summarized as follows:

	2019		2018
As of December 31 (dollars in millions)	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
Fixed-rate FHLB advances maturing:
Within 1 month	$3,060.8	1.79%	$2,270.3	2.59%
After 1 month but within 1 year	44.8	1.79	61.0	1.76
After 1 but within 2 years	6.8	2.11	54.2	1.75
After 2 but within 3 years	1.2	0.51	6.8	2.11
After 3 but within 4 years	0.6	0.05	1.3	0.52
After 4 but within 5 years	—	—	0.6	0.05
After 5 years	11.2	1.50	10.3	1.64
Total FHLB advances	3,125.4	1.79	2,404.5	2.54
Federal funds purchased maturing:
Within 1 month	1,620.0	1.61	845.0	2.53
Total federal funds purchased	1,620.0	1.61	845.0	2.53
Customer repurchase agreements maturing:
Within 1 month	409.1	0.69	332.9	0.61
Total customer repurchase agreements	409.1	0.69	332.9	0.61
Other borrowings maturing:
Within 1 year	—	—	11.0	2.40
Total other borrowings	—	—	11.0	2.40
Total borrowings	$5,154.5	1.64%	$3,593.4	2.36%
At December 31, 2019, the Bank’s total borrowing capacity from (i) the FHLB of Boston and the FRB-NY for advances and (ii) repurchase agreements was $12.7 billion based on the level of qualifying collateral available for these borrowings. In addition, the Bank had unsecured borrowing capacity of $1.7 billion at that date. FHLB advances are secured by the Bank’s investment in FHLB stock and by a security agreement that requires the Bank to maintain, as collateral, sufficient qualifying assets not otherwise pledged (principally single-family residential mortgage loans, home equity lines of credit and loans, and commercial real estate loans).
Interest expense on borrowings consists of the following:

Years ended December 31 (in millions)	2019	2018	2017
FHLB advances	$50.1	$54.5	$31.5
Federal funds purchased	24.6	13.6	7.1
Customer repurchase agreements	2.2	1.0	0.6
Other borrowings	0.1	1.8	2.1
Total	$77.0	$70.9	$41.3

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Information concerning People’s United’s borrowings is presented below:

As of and for the years ended December 31 (dollars in millions)	2019	2018	2017
FHLB advances:
Balance at year end	$3,125.4	$2,404.5	$2,774.4
Average outstanding during the year	2,098.0	2,653.6	2,677.5
Maximum outstanding at any month end	3,125.5	3,510.1	3,130.8
Average interest rate during the year	2.39%	2.05%	1.17%
Federal funds purchased:
Balance at year end	$1,620.0	$845.0	$820.0
Average outstanding during the year	1,127.5	682.2	643.5
Maximum outstanding at any month end	1,665.0	855.0	820.0
Average interest rate during the year	2.18%	2.00%	1.11%
Customer repurchase agreements:
Balance at year end	$409.1	$332.9	$301.6
Carrying amount of collateral securities at year end	418.0	342.3	307.7
Average outstanding during the year	296.6	252.7	311.0
Maximum outstanding at any month end	409.1	332.9	331.6
Average interest rate during the year	0.75%	0.40%	0.19%
Other borrowings:
Balance at year end	$—	$11.0	$207.8
Average outstanding during the year	3.3	104.5	132.0
Maximum outstanding at any month end	10.4	207.6	237.4
Average interest rate during the year	1.87%	1.66%	1.60%

NOTE 12 – Notes and Debentures
Notes and debentures are summarized as follows:

As of December 31 (in millions)	2019	2018
People’s United Financial, Inc.:
3.65% senior notes due 2022	$498.3	$497.7
5.75% subordinated notes due 2024	81.6	—
People’s United Bank:
4.00% subordinated notes due 2024	413.2	398.1
Total notes and debentures	$993.1	$895.8
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
People's United assumed the 5.75% subordinated notes in connection with its acquisition of United Financial. These subordinated notes, which were issued in September 2014, represent fixed-rate unsecured and unsubordinated obligations of People’s United with interest payable semi-annually. People's United may not redeem the subordinated notes prior to maturity without the prior approval of the FRB.

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The 4.00% subordinated notes represent fixed-rate unsecured and subordinated obligations of the Bank with interest payable semi-annually. The Bank may redeem the notes, in whole or in part, on or after April 16, 2024 at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. The Bank may redeem the notes in whole, but not in part, at its option at a redemption price equal to 100% of the principal amount of the notes together with accrued but unpaid interest to, but excluding, the date fixed for redemption, within 90 days of the occurrence of a “regulatory event” (as defined). Pursuant to capital regulations of the OCC, effective January 1, 2015, the Bank may not redeem the notes prior to maturity without the prior approval of the OCC. The Bank has entered into a pay floating/receive fixed interest rate swap to hedge the change in fair value of the subordinated notes due to changes in interest rates (see Note 22). For regulatory capital purposes, subordinated note issuances qualify, up to certain limits, as Tier 2 capital for both People's United's and the Bank's Total risk-based capital (see Note 15).

NOTE 13 – Income Taxes
The following is a summary of total income tax expense:

Years ended December 31 (in millions)	2019	2018	2017
Income tax expense applicable to pre-tax income	$132.0	$108.2	$129.9
Deferred income tax expense (benefit) applicable to items reported in total other comprehensive income (loss) (note 17)	27.2	(12.2)	8.3
Total	$159.2	$96.0	$138.2
The components of income tax expense applicable to pre-tax income are summarized as follows:

Years ended December 31 (in millions)	2019	2018	2017
Current tax expense:
Federal	$90.8	$83.0	$88.9
State	26.9	23.3	15.2
Total current tax expense	117.7	106.3	104.1
Deferred tax expense (1)	14.3	1.9	25.8
Total income tax expense	$132.0	$108.2	$129.9
(1)Includes the effect of (decreases) increases in the valuation allowance for state deferred tax assets of $(7.7) million, $0.3 million and $(0.6) million in 2019, 2018 and 2017, respectively.
The following is a reconciliation of expected income tax expense, computed at the U.S. federal statutory rate of 21% in both 2019 and 2018, and 35% in 2017, to actual income tax expense:

	2019		2018		2017
Years ended December 31 (dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate
Expected income tax expense	$137.0	21.0%	$121.0	21.0%	$163.5	35.0%
State income tax, net of federal tax effect	22.6	3.4	23.2	4.1	12.2	2.6
Non-deductible FDIC insurance premiums	4.4	0.7	6.5	1.1	—	—
Tax-exempt interest	(21.4)	(3.3)	(19.4)	(3.4)	(26.6)	(5.7)
Federal income tax credits	(12.7)	(2.0)	(12.3)	(2.1)	(11.6)	(2.5)
Tax-exempt income from BOLI	(2.2)	(0.3)	(1.5)	(0.3)	(2.2)	(0.5)
Tax benefits recognized in connection with:
The Tax Cuts and Jobs Act	—	—	(9.2)	(1.6)	(6.5)	(1.4)
Equity-based compensation	(0.1)	—	(1.3)	(0.2)	(1.1)	(0.2)
Other, net	4.4	0.7	1.2	0.2	2.2	0.5
Actual income tax expense	$132.0		$108.2		$129.9
Effective income tax rate		20.2%		18.8%		27.8%

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Tax Reform
The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017. The most significant provision of the Act applicable to the Company served to reduce the U.S. federal corporate income tax rate, effective January 1, 2018, from 35% to 21%. In connection with its accounting for enactment of the Act, the Company recognized an income tax benefit of $6.5 million during the quarter ended December 31, 2017. This benefit, which served to reduce income tax expense, reflected the revaluation of certain deferred tax assets ($58.0 million) and deferred tax liabilities ($64.5 million) based on the rates at which they are expected to reverse in the future (generally 21%). During the quarter ended December 31, 2018, the Company recognized an income tax benefit of $9.2 million related, primarily, to voluntary employer contributions totaling $50 million made to the Company’s defined benefit pension plans in February 2018 and deducted (as permitted) on the Company’s 2017 federal income tax return (see Note 18).
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
In February 2018, as a result of the enactment of the Act, the FASB issued new accounting guidance that provided entities with the option to reclassify, from accumulated other comprehensive income to retained earnings, certain “stranded tax effects” resulting from application of the Act. The guidance became effective for all organizations for fiscal years beginning after December 15, 2018 (January 1, 2019 for People’s United), including interim periods within those fiscal years, and early adoption was permitted. The Company elected to early adopt this amendment effective January 1, 2018 (see Note 1).
Affordable Housing Investments
People's United holds ownership interests in limited partnerships formed to develop and operate affordable housing units for lower income tenants throughout its franchise area. The underlying partnerships, which are considered VIEs, are not consolidated into the Company's Consolidated Financial Statements. These investments have historically played a role in enabling the Bank to meet its Community Reinvestment Act requirements while, at the same time, providing federal income tax credits.
Affordable housing investments, including all legally binding commitments to fund future investments, are included in other assets in the Consolidated Statements of Condition ($383.9 million and $304.1 million at December 31, 2019 and 2018, respectively). Included in other liabilities in the Consolidated Statements of Condition is a liability for all legally binding unfunded commitments to fund future investments ($141.1 million and $119.7 million at those dates). The cost of the Company's investments is amortized on a straight-line basis over the period during which the related federal income tax credits are realized (generally ten years). Amortization expense, which is included as a component of income tax expense in the Consolidated Statements of Income, totaled $25.0 million, $19.1 million and $16.7 million for the years ended  December 31, 2019, 2018 and 2017, respectively.

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
D.C. Solar Tax-Advantaged Investments
As a result of its acquisition of United Financial, People’s United became a limited liability member in three  tax-advantaged funds – Solar Eclipse Investment Fund X, LLC; Solar Eclipse Investment Fund XV, LLC; and Solar Eclipse Investment Fund XXII, LLC (collectively, the “LLCs”) – each of which previously generated solar investment tax credits for United Financial. Solarmore Management Services, Inc. (“Solarmore”) originally served as the managing member for each of the LLCs, and also acted as the managing member of a number of other solar investment tax credit LLC funds (collectively, the “Funds”). In December 2019, Solarmore was replaced as the manager of the LLCs. The LLCs were established to participate in a government-sponsored program to promote solar technology and obtain financing to acquire approximately 500 mobile solar generators and place those generators in service to qualify for a federal tax credit based upon the fair value of the generators. Each Fund (and each LLC) obtained financing from D.C. Solar Solutions, Inc. (“Solutions”), which is also the manufacturer and seller of the generators, and entered into a master lease arrangement with D.C. Solar Distribution, Inc. (“Distribution”), the entity that is responsible for the end sub-lease activity supporting the fair value of the master lease agreement. Solutions and Distribution are indirectly related.
In December 2018, Solutions and Distribution (collectively, “D.C. Solar”) had certain assets seized by the  U.S. Government. In late January and early February 2019, D.C. Solar and certain affiliated companies filed voluntary petitions for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in an attempt to reorganize. On March 22, 2019, primarily as a result of a lack of financing to maintain the on-going operations of these companies, ambiguity around actual inventory in existence and the U.S. Government’s seizure of certain assets, the bankruptcy cases were converted to cases under Chapter 7. Prior to conversion of the bankruptcy cases, an FBI affidavit filed in the bankruptcy cases contained allegations of a potential fraud perpetrated by the principals of D.C. Solar, including allegations of fictitious or overstated sales of mobile solar generators sold to the Funds (including the LLCs) as well as the fabrication of sublease revenue streams for the generators.
At the time of the Company’s acquisition of United Financial, further developments had occurred which served to increase the level of uncertainty with respect to the existence, condition and fair value of the generators. These factors were considered by the Company and, as a result, it was concluded that there was sufficient evidence to support that a full loss was probable. Accordingly, in connection with the related purchase accounting for United Financial, People’s United recorded a full write-down of the balance of the remaining investments in the LLCs of $8.4 million (after-tax) and established a reserve against tax benefits and credits of $18.9 million to reflect a full loss on the generators and the associated tax benefits previously realized by United Financial.
In January 2020, the principals of D.C. Solar plead guilty in federal court to conspiracy to commit wire fraud and money laundering in connection with their role in a Ponzi scheme in which they: (i) sold solar generators that did not exist; (ii) made it appear as though solar generators existed in locations where they did not; (iii) created false financial statements; and  (iv) obtained false lease contracts. In connection with the guilty plea, the U.S. Securities and Exchange Commission filed related civil charges against the principals.
Connecticut Passive Investment Company
In 1998, the Bank formed a passive investment company, People's Mortgage Investment Company ("PMIC"), in accordance with Connecticut tax laws, which permit transfers of mortgage loans to such subsidiaries on or after  January 1, 1999. The related earnings of PMIC, and any dividends it pays to the Bank, are not subject to Connecticut income tax. As a result of the exclusion of such earnings and dividends from Connecticut taxable income beginning in 1999, the Bank has established a valuation allowance for the full amount of its Connecticut deferred tax asset attributable to net temporary differences and state net operating loss carryforwards. Connecticut tax net operating loss carryforwards totaled $1.2 billion at December 31, 2019 and expire between 2020 and 2032.

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The tax effects of temporary differences that give rise to People’s United’s deferred tax assets and liabilities are as follows:

As of December 31 (in millions)	2019	2018
Deferred tax assets:
State tax net operating loss carryforwards, net of federal tax effect	$71.8	$79.4
Allowance for loan losses and non-accrual interest	65.5	62.3
Acquisition-related deferred tax assets	30.5	13.3
Tax credits and net operating loss carryforwards	24.7	—
Equity-based compensation	18.1	15.6
ROU lease assets, net of lease liabilities	7.5	—
D.C. Solar investment basis difference	6.8	—
Unrealized loss on debt securities transferred to held-to-maturity	3.6	4.7
Unrealized loss on debt securities available-for-sale	—	15.4
Other deductible temporary differences	28.2	28.5
Total deferred tax assets	256.7	219.2
Less: valuation allowance for state deferred tax assets	(72.4)	(80.1)
Total deferred tax assets, net of the valuation allowance	184.3	139.1
Deferred tax liabilities:
Leasing activities	(92.7)	(82.0)
Pension and other postretirement benefits	(20.0)	(9.7)
Book over tax income recognized on consumer loans	(18.0)	(17.5)
Unrealized gain on debt securities available-for-sale	(6.6)	—
Mark-to-market and original issue discounts for tax purposes	(5.2)	(10.4)
Temporary differences related to merchant services joint venture	(3.5)	(3.7)
Other taxable temporary differences	(4.7)	(4.4)
Total deferred tax liabilities	(150.7)	(127.7)
Net deferred tax asset	$33.6	$11.4
Based on People's United’s recent historical and anticipated future pre-tax earnings and the reversal of taxable temporary differences, management believes it is more likely than not that People's United will realize its total deferred tax assets, net of the valuation allowance.
People's United’s current income tax receivable at December 31, 2019 and 2018 totaled $51.7 million and $31.4 million, respectively.
The following is a reconciliation of the beginning and ending balances of People's United’s unrecognized income tax benefits related to uncertain tax positions:

Years ended December 31 (in millions)	2019	2018	2017
Balance at beginning of year	$5.2	$2.7	$2.8
Additions for tax positions taken in prior years	0.5	2.5	0.1
Additions related to D.C. Solar:
Established by United Financial prior to acquisition	8.7	—	—
Established by People's United subsequent to acquisition	18.9	—	—
Reductions attributable to audit settlements/lapse of statute of limitations	—	—	(0.2)
Balance at end of year	$33.3	$5.2	$2.7

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
If recognized, the unrecognized income tax benefits at December 31, 2019 would minimally affect People’s United's annualized income tax rate. Accrued interest expense related to the unrecognized income tax benefits totaled $0.1 million and $0.9 million at December 31, 2019 and 2018, respectively. People’s United recognizes accrued interest related to unrecognized income tax benefits and penalties, if incurred, as components of income tax expense in the Consolidated Statements of Income. The amount of total unrecognized income tax benefits, excluding those related to D.C. Solar, is not expected to change significantly within the next twelve months. With respect to unrecognized income tax benefits related to D.C. Solar, timing remains uncertain given the nature of the matter, including the ongoing federal criminal investigation. People's United files a consolidated U.S. federal income tax return and various state income tax returns and is no longer subject to federal or state income tax examinations through 2013.

NOTE 14 – Stockholders’ Equity and Dividends
People’s United is authorized to issue (i) 50.0 million shares of preferred stock, par value of $0.01 per share, of which 10.0 million shares were outstanding at December 31, 2019, and (ii) 1.95 billion shares of common stock, par value of  $0.01 per share, of which 532.8 million shares were issued at December 31, 2019.
Treasury stock includes (i) common stock repurchased by People’s United, either directly or through agents, in the open market at prices and terms satisfactory to management in connection with stock repurchases authorized by its Board of Directors (86.6 million shares at December 31, 2019) and (ii) common stock purchased in the open market by a trustee with funds provided by People’s United and originally intended for awards under the People’s United Financial, Inc. 2007 Recognition and Retention Plan (the “RRP”) (2.6 million shares at December 31, 2019). Following shareholder approval of the People’s United Financial, Inc. 2014 Long-Term Incentive Plan (the “2014 Plan”) in 2014, no new awards may be granted under the RRP (see Note 19).
In June 2019, the Company’s Board of Directors authorized the repurchase of up to 20.0 million shares of People’s
United’s outstanding common stock. Such shares may be repurchased, either directly or through agents, in the open market at prices and terms satisfactory to management. During 2019, the Company repurchased 0.2 million shares of People's United common stock under this authorization at a total cost of $2.5 million.
In April 2007, People’s United established an Employee Stock Ownership Plan (the “ESOP”) (see Note 17). At that time, People’s United loaned the ESOP $216.8 million to purchase 10.5 million shares of People’s United common stock in the open market. Shares of People’s United common stock are held by the ESOP and allocated to eligible participants annually based upon a percentage of each participant’s eligible compensation. At December 31, 2019, 5.9 million shares of People’s United common stock, with a contra-equity balance of $122.9 million, have not been allocated or committed to be released.
Common dividends declared and paid per common share totaled $0.7075, $0.6975 and $0.6875 for the years ended December 31, 2019, 2018 and 2017, respectively. People’s United’s common dividend payout ratio (common dividends paid as a percentage of net income available to common shareholders) was 54.3%, 53.7% and 70.6% for the years ended  December 31, 2019, 2018 and 2017, respectively.
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

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
In 2019, 2018 and 2017, the Bank paid a total of $457.0 million, $342.0 million and $292.0 million, respectively, in cash dividends to People’s United (parent company). At December 31, 2019, the Bank’s retained net income, as defined by federal regulations, totaled $233.3 million.

NOTE 15 – Regulatory Capital Requirements
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
Both People's United and the Bank are subject to capital rules (the “Basel III capital rules”) issued by U.S. banking agencies. The Basel III capital rules, which are now fully phased-in, require U.S. financial institutions to maintain: (i) a minimum ratio of “Common Equity Tier 1” (“CET 1”) 1 capital to total risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET 1 risk-based capital ratio as that buffer is phased-in beginning in 2016, effectively resulting in a minimum CET 1 risk-based capital ratio of 7.0% upon full implementation); (ii) a minimum ratio of Tier 1 capital to total risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 risk-based capital ratio as that buffer is phased-in beginning in 2016, effectively resulting in a minimum  Tier 1 risk-based capital ratio of 8.5% upon full implementation); (iii) a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to total risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% Total  risk-based capital ratio as that buffer is phased-in beginning in 2016, effectively resulting in a minimum Total risk-based capital ratio of 10.5% upon full implementation); and (iv) a minimum Tier 1 Leverage capital ratio of at least 4.0%, calculated as the ratio of Tier 1 capital to average total assets, as defined.
In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments, a financial institution must hold a capital conservation buffer above its minimum risk-based capital requirements. For 2019, the final year of the phase-in period, and thereafter, the capital conservation buffer was to 2.50%. For 2018, the capital conservation buffer was 1.875%. In July 2019, U.S. banking agencies issued a final rule intended to simplify certain aspects of the regulatory capital rules. Management does not expect the impact of this final rule will have a material effect on the Company's or the Bank's risk-based capital ratios.
For regulatory capital purposes, subordinated note issuances qualify, up to certain limits, as Tier 2 capital for Total  risk-based capital. In accordance with regulatory capital rules, beginning in 2019 and for each of the next four years, the eligible amount of the Bank's $400 million subordinated notes due 2024 and People's United's $75 million subordinated notes due 2024 included in Tier 2 capital will be reduced each year by 20%, or $80 million and $15 million, respectively.
The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain  off-balance-sheet items as calculated under regulatory accounting guidelines. Capital amounts and classifications are also subject to qualitative judgments by federal regulators about capital components, risk weightings and other factors.
Management believes that, as of December 31, 2019, both People's United and the Bank met all capital adequacy requirements to which each is subject. Further, the most recent regulatory notification categorized the Bank as a  well-capitalized institution under the prompt corrective action regulations. Since that notification, no conditions or events have occurred that have caused management to believe any change in the Bank's capital classification would be warranted.
As discussed in Note 1 to the Consolidated Financial Statements, People's United adopted, effective January 1, 2019, new accounting guidance relating to leases. Upon adoption, the Company recorded (i) operating lease liabilities totaling $268.8 million and (ii) corresponding ROU assets totaling $248.5 million. This transition adjustment served to increase  risk-weighted assets, resulting in an approximate 5 to 10 basis point decrease in the risk-based capital ratios of both the Company and the Bank at that time. As also discussed in Note 1, the Company's adoption of a new accounting standard related to credit losses on financial instruments, effective January 1, 2020, will result in an approximate 10 basis point decrease in the capital ratios at both People's United and the Bank. People's United has elected to phase-in, over three years, the day-one regulatory capital effects of the credit losses standard in accordance with Federal banking agencies final rule issued in December 2018.

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following is a summary of People's United’s and the Bank's regulatory capital amounts and ratios under the Basel III capital rules. The minimum capital required amounts as of December 31, 2019 and 2018 are based on the capital conservation buffer phase-in provisions (as applicable for each year) of the Basel III capital rules. In connection with the adoption of the Basel III capital rules, both the Company and the Bank elected to opt-out of the requirement to include most components of AOCL in CET 1 capital. At December 31, 2019, both People's United's and the Bank's total risk-weighted assets, as defined, were $45.2 billion, compared to $35.9 billion for both at December 31, 2018.

	As of December 31, 2019		Minimum Capital Required		Classification as Well-Capitalized
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Capital (1):
People’s United	$4,846.1	9.1%	$2,119.7	4.0%	N/A	N/A
Bank	4,902.0	9.3	2,119.1	4.0	$2,648.8	5.0%
CET 1 Risk-Based Capital (2):
People’s United	4,602.1	10.2	3,164.5	7.0	N/A	N/A
Bank	4,902.0	10.9	3,162.2	7.0	2,936.3	6.5
Tier 1 Risk-Based Capital (3):
People’s United	4,846.1	10.7	3,842.6	8.5	2,712.5	6.0
Bank	4,902.0	10.9	3,839.8	8.5	3,614.0	8.0
Total Risk-Based Capital (4):
People’s United	5,435.6	12.0	4,746.8	10.5	4,520.8	10.0
Bank	5,474.2	12.1	4,743.3	10.5	4,517.4	10.0

	As of December 31, 2018		Minimum Capital Required Basel III Phase-In (2018)		Classification as Well-Capitalized
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Capital (1):
People’s United	$3,927.2	8.7%	$1,806.0	4.0%	N/A	N/A
Bank	4,076.0	9.0	1,805.4	4.0	$2,256.8	5.0%
CET 1 Risk-Based Capital (2):
People’s United	3,683.1	10.3	2,289.3	6.375	N/A	N/A
Bank	4,076.0	11.4	2,287.1	6.375	2,331.9	6.5
Tier 1 Risk-Based Capital (3):
People’s United	3,927.2	10.9	2,827.9	7.875	2,154.6	6.0
Bank	4,076.0	11.4	2,825.2	7.875	2,870.0	8.0
Total Risk-Based Capital (4):
People’s United	4,505.7	12.5	3,546.1	9.875	3,591.0	10.0
Bank	4,719.1	13.2	3,542.7	9.875	3,587.5	10.0
(1)Tier 1 Leverage Capital ratio represents CET 1 Capital plus Additional Tier 1 Capital instruments (together,  "Tier 1 Capital") divided by Average Total Assets (less goodwill, other acquisition-related intangibles and other deductions from CET 1 Capital).
(2)CET 1 Risk-Based Capital ratio represents equity capital, as defined, less: (i) after-tax net unrealized gains (losses) on certain securities classified as available-for-sale; (ii) after-tax net unrealized gains (losses) on securities transferred to held-to-maturity; (iii) goodwill and other acquisition-related intangible assets; and (iv) the amount recorded in AOCL relating to pension and other postretirement benefits divided by Total Risk-Weighted Assets.
(3)Tier 1 Risk-Based Capital ratio represents Tier 1 Capital divided by Total Risk-Weighted Assets.
(4)Total Risk-Based Capital ratio represents Tier 1 Capital plus subordinated notes and debentures, up to certain limits, and the allowance for loan losses, up to 1.25% of Total Risk-Weighted Assets, divided by Total Risk-Weighted Assets.

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 16 – Earnings Per Common Share
The following is an analysis of People’s United’s basic and diluted EPS, reflecting the application of the two-class method, as described in Note 1:

Years ended December 31 (in millions, except per common share data)	2019	2018	2017
Net income available to common shareholders	$506.3	$454.0	$323.1
Dividends paid on and undistributed earnings allocated to participating securities	(0.2)	(0.2)	(0.5)
Earnings attributable to common shareholders	$506.1	$453.8	$322.6
Weighted average common shares outstanding for basic EPS	394.0	348.1	330.3
Effect of dilutive equity-based awards	3.2	3.6	2.6
Weighted average common shares and common-equivalent shares for diluted EPS	397.2	351.7	332.9
EPS:
Basic	$1.28	$1.30	$0.98
Diluted	1.27	1.29	0.97
All unallocated ESOP common shares and all common shares accounted for as treasury shares have been excluded from the calculation of basic and diluted EPS. Anti-dilutive equity-based awards totaling 6.7 million shares, 6.8 million shares and 8.9 million shares for the years ended December 31, 2019, 2018 and 2017, respectively, have also been excluded from the calculation of diluted EPS.

NOTE 17 – Comprehensive Income
Comprehensive income represents the sum of net income and items of “other comprehensive income or loss,” including (on an after-tax basis): (i) net actuarial gains and losses, prior service credits and costs, and transition assets and obligations related to People’s United’s pension and other postretirement plans; (ii) net unrealized gains and losses on debt securities available-for-sale; (iii) net unrealized gains and losses on debt securities transferred to held-to-maturity; and (iv) net unrealized gains and losses on derivatives accounted for as cash flow hedges. People’s United’s total comprehensive income for the years ended December 31, 2019, 2018 and 2017 is reported in the Consolidated Statements of Comprehensive Income.

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following is a summary of the changes in the components of AOCL, which are included in People’s United’s stockholders’ equity on an after-tax basis:

(in millions)	Pension and Other Postretirement Plans	Net Unrealized Gains (Losses) on Debt Securities Available-for-Sale	Net Unrealized Gains (Losses) on Debt Securities Transferred to Held-to-Maturity	Net Unrealized Gains (Losses) on Derivatives Accounted for as Cash Flow Hedges	Total AOCL
Balance at December 31, 2016	$(145.6)	$(32.3)	$(17.4)	$0.3	$(195.0)
Other comprehensive income (loss) before reclassifications	(2.8)	(5.3)	—	(0.6)	(8.7)
Amounts reclassified from AOCL (1)	4.3	16.0	2.3	(0.6)	22.0
Current period other comprehensive income (loss)	1.5	10.7	2.3	(1.2)	13.3
Balance at December 31, 2017	(144.1)	(21.6)	(15.1)	(0.9)	(181.7)
Other comprehensive income (loss) before reclassifications	(24.7)	(29.0)	—	(1.3)	(55.0)
Amounts reclassified from AOCL (1)	6.3	7.5	3.0	0.4	17.2
Current period other comprehensive income (loss)	(18.4)	(21.5)	3.0	(0.9)	(37.8)
Transition adjustments related to adoption of new accounting standards (2)	(30.0)	(3.9)	(3.2)	(0.2)	(37.3)
Balance at December 31, 2018	(192.5)	(47.0)	(15.3)	(2.0)	(256.8)
Other comprehensive income (loss) before reclassifications	9.7	67.9	—	1.5	79.1
Amounts reclassified from AOCL (1)	6.6	(0.1)	3.5	0.8	10.8
Current period other comprehensive income (loss)	16.3	67.8	3.5	2.3	89.9
Balance at December 31, 2019	$(176.2)	$20.8	$(11.8)	$0.3	$(166.9)
(1)See the following table for details about these reclassifications.
(2)See Notes 1 and 4.

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following is a summary of the amounts reclassified from AOCL:

Years ended December 31 (in millions)	Amounts Reclassified from AOCL			Affected Line Item in the Statement Where Net Income is Presented
	2019	2018	2017
Details about components of AOCL:
Amortization of pension and other postretirement plans items:
Net actuarial loss	$(8.3)	$(8.6)	$(9.3)	(1)
Prior service credit	—	0.3	0.8	(1)
	(8.3)	(8.3)	(8.5)	Income before income tax expense
	1.7	2.0	4.2	Income tax expense
	(6.6)	(6.3)	(4.3)	Net income
Reclassification adjustment for net realized losses on debt securities available-for-sale	0.1	(9.9)	(25.4)	Income before income tax expense (2)
	—	2.4	9.4	Income tax expense
	0.1	(7.5)	(16.0)	Net income
Amortization of unrealized losses on debt securities transferred to held-to-maturity	(4.6)	(3.9)	(3.7)	Income before income tax expense (3)
	1.1	0.9	1.4	Income tax expense
	(3.5)	(3.0)	(2.3)	Net income
Amortization of unrealized gains and losses on cash flow hedges:
Interest rate swaps	(1.2)	(0.6)	0.8	(4)
Interest rate locks	0.1	0.1	0.1	(4)
	(1.1)	(0.5)	0.9	Income before income tax expense
	0.3	0.1	(0.3)	Income tax expense
	(0.8)	(0.4)	0.6	Net income
Total reclassifications for the period	$(10.8)	$(17.2)	$(22.0)
(1)Included in the computation of net periodic benefit income (expense) reflected in other non-interest expense (see Note 17 for additional details).
(2)Included in non-interest income.
(3)Included in interest and dividend income — securities.
(4)Included in interest expense — notes and debentures.
Deferred income taxes applicable to the components of AOCL are as follows:

As of December 31 (in millions)	2019	2018	2017
Net actuarial loss and other amounts related to pension and other postretirement plans	$55.3	$59.4	$83.5
Net unrealized (gain) loss on debt securities available-for-sale	(6.6)	14.7	12.7
Net unrealized loss on debt securities transferred to held-to-maturity	3.6	4.7	8.8
Net unrealized (gain) loss on derivatives accounted for as cash flow hedges	(0.1)	0.6	0.5
Total deferred income taxes	$52.2	$79.4	$105.5

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following is a summary of the components of People’s United’s total other comprehensive income (loss):

Year ended December 31, 2019 (in millions)	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net actuarial gains and losses on pension and other postretirement plans:
Net actuarial gain arising during the year	$12.1	$(2.4)	$9.7
Reclassification adjustment for net actuarial loss included in net income	8.3	(1.7)	6.6
Net actuarial gain	20.4	(4.1)	16.3
Net unrealized gains and losses on debt securities available-for-sale:
Net unrealized holding gains arising during the year	89.2	(21.3)	67.9
Reclassification adjustment for net realized losses included in net income	(0.1)	—	(0.1)
Net unrealized gains	89.1	(21.3)	67.8
Net unrealized gains and losses on debt securities transferred to held-to-maturity:
Reclassification adjustment for amortization of unrealized losses on debt securities transferred to held-to-maturity included in net income	4.6	(1.1)	3.5
Net unrealized gains	4.6	(1.1)	3.5
Net unrealized gains and losses on derivatives accounted for as cash flow hedges:
Net unrealized gains arising during the year	1.9	(0.4)	1.5
Reclassification adjustment for net realized losses included in net income	1.1	(0.3)	0.8
Net unrealized gains	3.0	(0.7)	2.3
Total other comprehensive income	$117.1	$(27.2)	$89.9

Year ended December 31, 2018 (in millions)	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net actuarial gains and losses on pension and other postretirement plans:
Net actuarial loss arising during the year	$(32.6)	$7.9	$(24.7)
Reclassification adjustment for net actuarial loss included in net income	8.6	(2.1)	6.5
Net actuarial loss	(24.0)	5.8	(18.2)
Prior service credit on pension and other postretirement plans:
Reclassification adjustment for prior service credit included in net income	(0.3)	0.1	(0.2)
Net actuarial loss and prior service credit	(24.3)	5.9	(18.4)
Net unrealized gains and losses on debt securities available-for-sale:
Net unrealized holding losses arising during the year	(38.3)	9.3	(29.0)
Reclassification adjustment for net realized losses included in net income	9.9	(2.4)	7.5
Net unrealized losses	(28.4)	6.9	(21.5)
Net unrealized gains and losses on debt securities transferred to held-to-maturity:
Reclassification adjustment for amortization of unrealized losses on debt securities transferred to held-to-maturity included in net income	3.9	(0.9)	3.0
Net unrealized gains	3.9	(0.9)	3.0
Net unrealized gains and losses on derivatives accounted for as cash flow hedges:
Net unrealized losses arising during the year	(1.7)	0.4	(1.3)
Reclassification adjustment for net realized losses included in net income	0.5	(0.1)	0.4
Net unrealized losses	(1.2)	0.3	(0.9)
Total other comprehensive loss	$(50.0)	$12.2	$(37.8)

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Year ended December 31, 2017 (in millions)	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net actuarial gains and losses on pension and other postretirement plans:
Net actuarial loss arising during the year	$(5.5)	$2.7	$(2.8)
Reclassification adjustment for net actuarial loss included in net income	9.3	(4.6)	4.7
Net actuarial gain	3.8	(1.9)	1.9
Prior service credit on pension and other postretirement plans:
Reclassification adjustment for prior service credit included in net income	(0.8)	0.4	(0.4)
Net actuarial gain and prior service credit	3.0	(1.5)	1.5
Net unrealized gains and losses on debt securities available-for-sale:
Net unrealized holding losses arising during the year	(8.6)	3.3	(5.3)
Reclassification adjustment for net realized losses included in net income	25.4	(9.4)	16.0
Net unrealized gains	16.8	(6.1)	10.7
Net unrealized gains and losses on debt securities transferred to held-to-maturity:
Reclassification adjustment for amortization of unrealized losses on debt securities transferred to held-to-maturity included in net income	3.7	(1.4)	2.3
Net unrealized gains	3.7	(1.4)	2.3
Net unrealized gains and losses on derivatives accounted for as cash flow hedges:
Net unrealized losses arising during the year	(1.0)	0.4	(0.6)
Reclassification adjustment for net realized gains included in net income	(0.9)	0.3	(0.6)
Net unrealized losses	(1.9)	0.7	(1.2)
Total other comprehensive income	$21.6	$(8.3)	$13.3

NOTE 18 – Employee Benefit Plans
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
New employees of the Bank starting on or after August 14, 2006 are not eligible to participate in the People’s Qualified Plan. Instead, the Bank makes contributions on behalf of these employees to a qualified defined contribution plan in an annual amount equal to 3% of the employee’s eligible compensation. Employee participation in this plan is restricted to employees who (i) are at least 18 years of age and (ii) worked at least 1000 hours in a year. Both full-time and part-time employees are eligible to participate as long as they meet these requirements.
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

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
In addition to the People’s Qualified Plan, People’s United continues to maintain qualified defined benefit pension plans that cover (i) former First Connecticut employees who meet certain eligibility requirements (the “First Connecticut Qualified Plan”) and (ii) former United Financial employees who meet certain eligibility requirements (the “United Financial Qualified Plan”). All benefits under these plans were frozen effective February 28, 2013 and December 31, 2012, respectively. Effective October 1, 2018, both the Chittenden Qualified Plan and the Suffolk Qualified Plan were merged into the People’s Qualified Plan.
People’s United also maintains (i) unfunded, nonqualified supplemental plans to provide retirement benefits to certain senior officers (the “People’s Supplemental Plans”) and (ii) an unfunded plan that provides retirees with optional medical, dental and life insurance benefits (the “People’s Postretirement Plan”). People’s United accrues the cost of these postretirement benefits over the employees’ years of service to the date of their eligibility for such benefit. People’s United also continues to maintain: (1) for certain eligible former First Connecticut employees (i) an unfunded, nonqualified supplemental retirement plan (the “First Connecticut Supplemental Plan”) and (ii) unfunded plans that provide medical, dental and life insurance benefits (the “First Connecticut Postretirement Plans”); (2) for certain eligible former BSB Bancorp employees (i) an unfunded, nonqualified supplemental retirement plan (the “BSB Bancorp Supplemental Plan”) and (ii) unfunded plans that provide life insurance benefits (the “BSB Bancorp Post Retirement Welfare (Life Insurance) Plan”); and (3) for certain former United Financial employees (i) an unfunded, nonqualified supplemental retirement plan (the “United Financial Supplemental Plan”) and (ii) unfunded plans that provide medical, dental and life insurance benefits (the “United Financial Postretirement Benefit Plan”).
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
The following table summarizes changes in the benefit obligations and plan assets of (i) the People’s Qualified Plan (including the Chittenden Qualified Plan and the Suffolk Qualified Plan), the First Connecticut Qualified Plan, the People's Supplemental Plans, the First Connecticut Supplemental Plan, the BSB Bancorp Supplemental Plan and the United Financial Supplemental Plan (together the “Pension Plans”) and (ii) the People’s Postretirement Plan, the First Connecticut Postretirement Plans, the BSB Bancorp Post Retirement Welfare (Life Insurance) Plan and the United Financial Postretirement Plan (together the “Other Postretirement Plans”). The table also shows the funded status (or the difference between benefit obligations and plan assets) recognized in the Consolidated Statements of Condition. All plans have a December 31 measurement date.

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	Pension Plans		Other Postretirement Plans
(in millions)	2019	2018	2019	2018
Benefit obligations: (1)
Beginning of year	$562.7	$584.8	$15.3	$14.6
Service cost	—	—	0.3	0.3
Interest cost	22.9	20.2	0.6	0.5
Actuarial loss (gain)	80.2	(51.0)	1.2	(1.7)
Benefits paid	(28.2)	(21.4)	(0.7)	(0.8)
Settlements	(13.1)	(2.7)	—	—
Acquisitions (2)	41.0	35.2	2.0	2.4
Plan revaluations (3)	—	(2.4)	—	—
End of year	665.5	562.7	18.7	15.3
Fair value of plan assets:
Beginning of year	596.4	584.9	—	—
Actual return on assets	138.6	(40.9)	—	—
Employer contributions	18.7	52.7	0.7	0.8
Benefits paid	(28.2)	(21.4)	(0.7)	(0.8)
Settlements	(13.1)	(2.7)	—	—
Acquisitions (2)	34.3	23.8	—	—
End of year	746.7	596.4	—	—
Funded status at end of year	$81.2	$33.7	$(18.7)	$(15.3)
Amounts recognized in the Consolidated Statements of Condition:
Other assets	$121.4	$78.0	$—	$—
Other liabilities	(40.2)	(44.3)	(18.7)	(15.3)
Funded status at end of year	$81.2	$33.7	$(18.7)	$(15.3)
(1)Represents the projected benefit obligation for the Pension Plans and the accumulated benefit obligation for the Other Postretirement Plans.
(2)Represents the benefit obligations and plan assets of the United Financial Qualified Plan and the United Financial Supplemental Plan as of November 1, 2019, the BSB Bancorp Supplemental Plan as of April 1, 2019, the First Connecticut Qualified Plan as of October 1, 2018, and the benefit obligations of the United Financial Postretirement Plan as of November 1, 2019, the BSB Bancorp Post Retirement Welfare (Life Insurance) Plan as of April 1, 2019 and the First Connecticut Postretirement Plans as of October 1, 2018
(3)Represents the revaluations of the Chittenden Qualified Plan and the Suffolk Qualified Plan, effective October 1, 2018, upon merging into the People’s Qualified Plan.
Plan assets for the People’s Qualified Plan, the United Financial Qualified Plan and the First Connecticut Qualified Plan (together the “Qualified Plans”) were $687.8 million, $34.0 million and $24.9 million, respectively, as of December 31, 2019. The related projected benefit obligation of each plan was $569.1 million, $31.9 million and $24.3 million, respectively, at the same date.
Although the People’s Supplemental Plans and the First Connecticut Supplemental Plan (together the “Supplemental Plans”) hold no assets, People’s United has funded trusts to provide benefit payments to the extent such benefits are not paid directly by People’s United. Trust assets of $33.1 million as of December 31, 2019 (which are included in other assets in the Consolidated Statements of Condition) were exceeded by the related projected benefit obligation of $40.2 million at that date.

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following table summarizes the accumulated and projected benefit obligations for the Pension Plans at the respective measurement dates:

	Pension Plans
As of December 31 (in millions)	2019	2018
Accumulated benefit obligations:
Qualified Plans	$625.3	$518.7
Supplemental Plans	40.0	43.6
Total	$665.3	$562.3
Projected benefit obligations:
Qualified Plans	$625.3	$518.7
Supplemental Plans	40.2	44.0
Total	$665.5	$562.7
Components of net periodic benefit (income) expense and other amounts recognized in other comprehensive income (loss) are as follows:

	Pension Plans			Other Postretirement Plans
Years ended December 31 (in millions)	2019	2018	2017	2019	2018	2017
Net periodic benefit (income) expense:
Interest cost	$22.9	$20.2	$19.1	$0.9	$0.8	$0.8
Expected return on plan assets	(46.1)	(44.3)	(37.9)	—	—	—
Recognized net actuarial loss	5.3	7.3	6.5	0.1	0.3	0.2
Recognized prior service credit	—	(0.3)	(0.8)	—	—	—
Settlements (1)	2.9	1.0	2.6	—	—	—
Net periodic benefit (income) expense	(15.0)	(16.1)	(10.5)	1.0	1.1	1.0
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial (gain) loss	(20.5)	26.0	(4.8)	1.1	(2.0)	1.0
Prior service credit	—	0.3	0.8	—	—	—
Total pre-tax changes recognized in other comprehensive income (loss)	(20.5)	26.3	(4.0)	1.1	(2.0)	1.0
Total recognized in net periodic benefit (income) expense and other comprehensive income (loss)	$(35.5)	$10.2	$(14.5)	$2.1	$(0.9)	$2.0
(1)Settlement charges are a result of lump-sum benefit payments in excess of the sum of a plan’s annual interest and service costs. When an employer settles the full amount of its obligation for vested benefits with respect to some of a plan’s participants, the employer is required to recognize in income a pro-rata portion of the aggregate gain or loss recorded in AOCL.
The pre-tax amounts in AOCL that have not been recognized as components of net periodic benefit (income) expense are as follows:

	Pension Plans		Other Postretirement Plans
As of December 31 (in millions)	2019	2018	2019	2018
Net actuarial loss	$228.5	$249.0	$3.9	$2.8
Total pre-tax amounts included in AOCL	$228.5	$249.0	$3.9	$2.8

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The Company uses a corridor approach in the valuation of its Qualified Plans, which results in the deferral of actuarial gains and losses resulting from differences between actual results and actuarial assumptions. Amortization of actuarial gains and losses occurs when the accumulated unrecognized gain or loss balance, as of the beginning of the year, exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets. The excess unrecognized gain or loss balance is amortized over the average remaining life expectancy of plan participants for the People’s Qualified Plan (approximately 26 years) and over the average working lifetime of active participants for both the First Connecticut Qualified Plan (approximately 28 years) and the United Financial Qualified Plan (approximately 30 years) as of December 31, 2019.
The following assumptions were used in determining the benefit obligations and net periodic benefit (income) expense as of and for the periods indicated:

	Qualified Plans			Other Postretirement Plans
	2019	2018	2017	2019	2018	2017
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate:
People’s Qualified Plan	3.38%	4.41%	3.74%	3.40%	4.40%	3.70%
First Connecticut Qualified Plan	3.39	4.41	n/a	n/a	n/a	n/a
United Financial Qualified Plan	3.42	n/a	n/a	n/a	n/a	n/a
Chittenden Qualified Plan (1)	n/a	n/a	3.62	n/a	n/a	n/a
Suffolk Qualified Plan (1)	n/a	n/a	3.72	n/a	n/a	n/a
Rate of compensation increase	n/a	n/a	n/a	n/a	n/a	n/a
Weighted-average assumptions used to determine net periodic benefit (income) expense for the years ended December 31:
Discount rate:
People’s Qualified Plan (2)	4.41%	3.74%/4.34%	4.41%	4.40%	3.70%	4.40%
First Connecticut Qualified Plan	4.41	4.35	n/a	n/a	n/a	n/a
United Financial Qualified Plan	3.33	n/a	n/a	n/a	n/a	n/a
Chittenden Qualified Plan (1)	n/a	n/a	4.16	n/a	n/a	n/a
Suffolk Qualified Plan (1)	n/a	n/a	4.24	n/a	n/a	n/a
Expected return on plan assets
People’s Qualified Plan	7.25	7.25	7.25	n/a	n/a	n/a
First Connecticut Qualified Plan	6.00	6.00	n/a	n/a	n/a	n/a
United Financial Qualified Plan	5.25	n/a	n/a	n/a	n/a	n/a
Rate of compensation increase	n/a	n/a	n/a	n/a	n/a	n/a
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	n/a	n/a	n/a	5.70%	6.00%	6.20%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	4.50	4.50	4.50
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2037	2037	2037
n/a — not applicable
(1)Effective October 1, 2018, the Chittenden Qualified Plan and the Suffolk Qualified Plan were merged into the People’s Qualified Plan.
(2)Rate of 3.74% through September 30, 2018 and 4.34% through December 31, 2018.
The discount rates used to determine the benefit obligation of the Supplemental Plans at December 31, 2019 ranged from 2.76% to 3.40%, while the discount rate used to determine net periodic benefit (income) expense for 2019 ranged from 3.33% to 4.40%. The discount rates used to determine the benefit obligation of the People’s Supplemental Plans at December 31, 2018 ranged from 4.00% to 4.40%, while the discount rate used to determine net periodic benefit (income) expense for 2018 ranged from 3.32% to 4.30%.

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The discount rates reflect the then current rates available on long-term high-quality fixed-income debt instruments, and are reset annually on the measurement date. To determine the discount rates, People’s United reviews, along with its independent actuary, spot interest rate yield curves based upon yields from a broad population of high-quality bonds adjusted to match the timing and amounts of expected benefit payments. People’s United uses a full yield curve approach to estimate the interest cost component of net periodic benefit income by applying the specific spot rates along the yield curve, used in the determination of the benefit obligations, to the relevant projected cash flows.
In developing an expected long-term rate of return on asset assumption for the Qualified Plans for purposes of determining 2019 net periodic benefit income, People’s United considered the historical returns and the future expectations for returns within each asset class, as well as the target asset allocation of the pension portfolio. This resulted in an expected  long-term rate of return assumption of 7.25% for the People’s Qualified Plan, 6.00% for the First Connecticut Qualified Plan and 5.25% for the United Financial Qualified Plan. This was intended to reflect expected asset returns over the life of the related pension benefits expected to be paid.
In 2020, $22.3 million in net periodic benefit income is expected to be recognized related to the Qualified Plans. This amount was determined using the following assumptions: (i) expected long-term rates of return of 7.25% for both the People’s Qualified Plan and the First Connecticut Qualified Plan, and 5.25% for the United Financial Qualified Plan; (ii) discount rates of 3.38%, 3.39% and 3.42% for the People's Qualified Plan, the First Connecticut Qualified Plan and the United Financial Qualified Plan, respectively; and (iii) updated mortality tables issued by the Society of Actuaries in the fourth quarter of 2019. The mortality rate is a key assumption used in valuing retirement benefit obligations as it reflects the probability of future benefit payments that are contingent upon the longevity of plan participants and their beneficiaries.
People’s United’s funding policy is to contribute the amounts required by applicable regulations, although additional amounts may be contributed from time to time. In February 2018, People’s United made voluntary employer contributions of $40 million to the People’s Qualified Plan and $10 million to the Chittenden Qualified Plan (none to the Suffolk Qualified Plan) in response to tax reform (see Note 13). Employer contributions for the Supplemental Plans and the Other Postretirement Plans in 2020 are expected to total $4.9 million, representing net benefit payments expected to be paid under these plans.
Expected future net benefit payments for the Pension Plans as of December 31, 2019 are: $28.5 million in 2020; $30.0 million in 2021; $30.6 million in 2022; $31.2 million in 2023; $33.0 million in 2024; and an aggregate of $181.2 million in 2025 through 2029. As of December 31, 2019, expected future net benefit payments for the Other Postretirement Plans are  (i) $1.1 million in each of the years 2020 through 2023, $1.0 million for 2024 and (ii) an aggregate of $4.7 million in 2025 through 2029.
The investment strategy of the Qualified Plans is to develop a diversified portfolio, representing a variety of asset classes of varying duration, in order to effectively fund expected near-term and long-term benefit payments. All investment decisions are governed by an established policy that contains the following asset allocation guidelines:

	Asset Class
	Policy Target %	Policy Range %
Cash equivalents	1	0-20
Equity securities	65	55-75
Fixed income securities	24	10-40
Equity investments are required to be diversified among industries and economic sectors and may be invested directly in individual securities or indirectly through the use of mutual funds, trust company common funds, REIT's, investment partnerships, LLCs or exchange traded funds. Limitations have been established on the overall allocation to any individual security representing more than 3% of the market value of plan assets. A limit of 50% of equity holdings may be invested in international equities. Short sales, margin purchases, physical commodities and future contracts, and exchange traded or  over-the-counter options are prohibited.
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

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following table summarizes the percentages of fair value for the major categories of assets in the Qualified Plans as of the respective measurement dates:

	Plan Assets
	2019			2018
As of December 31	People’s Qualified Plan	First Connecticut Qualified Plan	United Financial Qualified Plan (1)	People’s Qualified Plan	First Connecticut Qualified Plan
Equity securities	66%	66%	9%	70%	73%
Cash and fixed income securities	34	34	91	30	27
Total	100%	100%	100%	100%	100%
(1)The United Financial Qualified Plan is not yet aligned with the Company's investment strategy and asset allocation guidelines as the acquisition of United Financial occurred effective November 1, 2019.
The following tables present the Qualified Plans’ assets measured at fair value:

	Fair Value Measurements Using
As of December 31, 2019 (in millions)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$18.9	$—	$—	$18.9
Equity securities:
Common stocks	261.2	—	—	261.2
Mutual funds	—	215.2	—	215.2
Fixed income securities:
U.S. Treasury	—	104.8	—	104.8
Corporate	—	73.0	—	73.0
Mutual funds	—	72.5	—	72.5
Other	—	1.1	—	1.1
Total	$280.1	$466.6	$—	$746.7

	Fair Value Measurements Using
As of December 31, 2018 (in millions)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$15.2	$—	$—	$15.2
Equity securities:
Common stocks	216.6	—	—	216.6
Mutual funds	—	201.1	—	201.1
Fixed income securities:
Corporate	—	68.5	—	68.5
U.S. Treasury	—	58.6	—	58.6
Mutual funds	—	32.9	—	32.9
Other	—	3.5	—	3.5
Total	$231.8	$364.6	$—	$596.4
Employee Stock Ownership Plan
In April 2007, People’s United established an ESOP. At that time, People’s United loaned the ESOP $216.8 million to purchase 10,453,575 shares of People’s United common stock in the open market. In order for the ESOP to repay the loan, People’s United expects to make annual cash contributions of approximately $18.8 million until 2036. Such cash contributions may be reduced by the cash dividends paid on unallocated ESOP shares, which totaled $4.4 million in 2019, $4.6 million in 2018 and $4.8 million in 2017. At December 31, 2019, the loan balance totaled $171.8 million.

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Employee participation in this plan is restricted to those employees who (i) are at least 18 years of age and (ii) worked at least 1000 hours within 12 months of their hire date or any plan year (January 1 to December 31) after their date of hire. Employees meeting the aforementioned eligibility criteria during the plan year must continue to be employed as of the last day of the plan year in order to receive an allocation of shares for that plan year.
Shares of People’s United common stock are held by the ESOP and allocated to eligible participants annually based upon a percentage of each participant’s eligible compensation. Since the ESOP was established, a total of 4,529,883 shares of People’s United common stock have been allocated or committed to be released to participants’ accounts. At  December 31, 2019, 5,923,692 shares of People’s United common stock, with a fair value of $100.1 million at that date, have not been allocated or committed to be released.
Compensation expense related to the ESOP is recognized at an amount equal to the number of common shares committed to be released by the ESOP for allocation to participants’ accounts multiplied by the average fair value of People’s United’s common stock during the reporting period. The difference between the fair value of the shares of People’s United’s common stock committed to be released and the cost of those common shares is recorded as a credit to additional paid-in capital (if fair value exceeds cost) or, to the extent that no such credits remain in additional paid-in capital, as a charge to retained earnings (if fair value is less than cost). Expense recognized for the ESOP totaled $5.7 million, $6.2 million and $6.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Employee Savings Plans
People’s United sponsors an employee savings plan that qualifies as a 401(k) plan under the Internal Revenue Code. Employees may contribute up to 50% of their pre-tax compensation up to certain limits, and People’s United makes a matching contribution equal to 100% of a participant’s contributions up to 4% of pre-tax compensation. Participants vest immediately in their own contributions and after one year in People’s United’s contributions. A supplemental savings plan has also been established for certain senior officers and the Company has funded a trust to provide benefit payments to the extent such benefits are not paid directly by People’s United. People’s United also continues to maintain, for former First Connecticut participants who met certain eligibility requirements, a funded plan that provides supplemental retirement benefits. Combined trust assets of $17.9 million as of December 31, 2019 (which are included in other assets in the Consolidated Statements of Condition) were exceeded by the related combined benefit obligations of $44.2 million at that date. Expense recognized for these employee savings plans totaled $32.3 million, $29.1 million and $25.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

NOTE 19 – Stock-Based Compensation Plans
Long-Term Incentive Plan
People's United’s 2014 Plan, as amended and restated in 2017, and the predecessor 2008 Long-Term Incentive Plan (together the "Incentive Plans") provide for awards to officers and employees in the form of: (i) incentive stock options that may afford tax benefits to recipients; (ii) non-statutory stock options that do not afford tax benefits to recipients but may provide tax benefits to People's United; and (iii) stock appreciation rights, restricted stock and performance shares. A total of 75,850,000 shares of People's United common stock are reserved for issuance under the 2014 Plan. The number of shares of common stock reserved under the 2014 Plan is depleted by one share for each option or stock appreciation right, by 5.32 shares for each restricted stock award and by 7.98 shares for each performance share. At December 31, 2019, a total of  35,633,607 reserved shares remain available for future awards.
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
People's United has also granted restricted stock awards under the Incentive Plans. Employees become fully vested in these shares generally after a three-year period, with requisite service conditions and no performance-based conditions to such vesting. During the vesting period, dividends are paid on the restricted stock (for grants occurring prior to February 2017) or accrued to the employees’ benefit (for grants occurring in or after February 2017) and the recipients are entitled to vote these restricted shares. The fair value of all restricted stock awards is measured at the grant date based on quoted market prices. Unvested restricted stock awards become fully vested in the event of a change in control, as defined in the Incentive Plans.

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
People's United has also granted performance shares under the 2014 Plan. A performance share represents the right to receive a share of People’s United common stock contingent upon the Company achieving certain pre-established performance goals and the employee satisfying requisite service conditions. Employees become fully vested in these performance shares upon completion of a three-year performance period beginning with the year in which the performance shares are granted. At the end of the three-year performance period, if performance goals have been achieved, the number of performance shares earned by each employee is determined by the level of achievement against the pre-established performance goals. During the performance period, dividend equivalents are accrued to the employees' benefit. Such dividends are paid out at the end of the performance period based on the number of performance shares earned. Unvested performance shares and dividend equivalents become fully vested in the event of a change in control, as defined in the Incentive Plans.
Performance Shares Awarded
The following is a summary of performance share activity under the 2014 Plan:

	Shares	Weighted-Average Grant Date Fair Value
Unvested performance shares outstanding at December 31, 2016	551,985	$15.22
Granted	466,923	18.61
Forfeited	(34,073)	16.28
Unvested performance shares outstanding at December 31, 2017	984,835	16.80
Granted	532,740	19.78
Forfeited	(62,124)	17.82
Vested	(2,079)	16.70
Unvested performance shares outstanding at December 31, 2018	1,453,372	17.85
Granted	637,118	17.84
Forfeited	(80,319)	18.66
Vested	(505,755)	15.23
Unvested performance shares outstanding at December 31, 2019	1,504,416	$18.68
Expense related to unvested performance shares is recognized on a straight-line basis, generally over the applicable service period, and totaled $12.2 million, $10.5 million and $7.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. Unamortized cost for unvested performance shares, which reflects an estimated forfeiture rate of 5% per year over the vesting period, totaled $10.8 million at December 31, 2019, and is expected to be recognized over the remaining weighted-average vesting period of 1.8 years. The fair value of performance shares vested during the years ended December 31, 2019 and 2018 was $7.7 million and less than $0.1 million, respectively.
Recognition and Retention Plan and Stock Option Plan
Following shareholder approval of the 2014 Plan in 2014, no new awards may be granted under the 2008 Long-Term Incentive Plan, the 2007 Stock Option Plan (the "SOP") or the RRP (together the "Prior Plans"). All awards granted under the Prior Plans and the 1998 Long-Term Incentive Plan that were unvested (in the case of stock options and restricted stock awards) or unexercised (in the case of stock options) as of the date of shareholder approval of the 2014 Plan continue to be governed by the terms of the plan under which such awards were granted and the applicable grant agreements.
The RRP and SOP (together the "2007 Plans") provided for awards to directors, officers and employees in the form of: (i) incentive stock options that may afford tax benefits to recipients; (ii) non-statutory stock options that do not afford tax benefits to recipients but may provide tax benefits to People's United; and (iii) restricted stock. Shares of People's United common stock were purchased in the open market in October 2007 by a trustee with funds provided by People's United for the maximum number of shares available to be awarded in the form of restricted stock.

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Previously, non-statutory stock options were granted under the SOP at exercise prices equal to the fair value of People's United's common stock at the grant date based on quoted market prices. The fair value of all restricted stock awarded under the RRP was measured at the grant date based on quoted market prices. Prior to 2014, most restricted stock awards and stock options granted under the 2007 Plans were scheduled to vest in 20% annual increments over a five-year period with requisite service conditions and no performance-based conditions to such vesting. Beginning in 2014, awards made under the 2007 Plans in 2014 are scheduled to vest in one-third annual increments over a three-year period with requisite service conditions and no performance-based conditions to such vesting. During the vesting period, dividends are paid on the restricted stock and the recipients are entitled to vote these restricted shares. All restricted stock awards and stock options become fully vested and exercisable, respectively, in the event of a change of control, as defined in the 2007 Plans.
Stock Options Granted
People's United granted a total of 2,807,692 stock options in 2019, 2,450,861 stock options in 2018 and 2,261,586 stock options in 2017 under the Incentive Plans. The estimated weighted-average grant-date fair value of all stock options granted in 2019, 2018 and 2017 was $2.04 per option, $2.31 per option and $1.97 per option, respectively, using the Black-Scholes  option-pricing model with assumptions as follows: dividend yield of 4.0% in 2019, 3.5% in 2018 and 3.6% in 2017; expected volatility rate of 19% in 2019 and 18% in both 2018 and 2017; risk-free interest rate of 2.6% in both 2019 and 2018, and  1.9% in 2017; and expected option life of approximately 4 years in 2019, 2018 and 2017.
In arriving at the grant date fair value of stock options using the Black-Scholes option-pricing model, expected volatilities were based on the historical volatilities of People's United traded common stock. The expected term of stock options represents the period of time that options granted are expected to be outstanding. People’s United used historical data to estimate voluntary suboptimal (early) exercises by continuing employees, and estimates of post-vest option exercise or forfeiture by terminated employees. Suboptimal exercise data and employee termination estimates are incorporated into Monte Carlo simulations of People’s United common stock prices to calculate the expected term. The risk-free interest rate approximated the U.S. Treasury rate curve matched to the expected option term at the time of the grant.
The following is a summary of stock option activity under the Incentive Plans and the SOP:

	Shares Subject To Option	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1) (in millions)
Options outstanding at December 31, 2016	16,555,925	$14.84
Granted	2,261,586	19.14
Forfeited	(459,576)	17.87
Exercised	(3,920,294)	15.97
Options outstanding at December 31, 2017	14,437,641	15.11
Granted	2,450,861	19.61
Forfeited	(294,474)	17.87
Exercised	(1,916,961)	14.55
Options outstanding at December 31, 2018	14,677,067	15.87
Granted	2,807,692	17.62
Forfeited	(652,965)	18.28
Exercised	(1,632,971)	14.77
Options outstanding at December 31, 2019	15,198,823	$16.20	6.2	$22.7
Options exercisable at December 31, 2019	10,551,014	$15.21	5.2	$22.7
(1)Reflects only those stock options with intrinsic value at December 31, 2019.

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Expense relating to stock options granted is recognized on a straight-line basis, generally over the applicable service period, and totaled $5.2 million, $5.2 million and $5.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. Unamortized cost for unvested stock options, which reflects an estimated forfeiture rate of 5.0% per year over the vesting period, totaled $5.1 million at December 31, 2019, and is expected to be recognized over the remaining  weighted-average vesting period of 1.6 years. The total intrinsic value of stock options exercised was $3.2 million, $8.7 million and $11.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Additional information concerning options outstanding and options exercisable at December 31, 2019 is summarized as follows:

Exercise Price Range	Options Outstanding			Options Exercisable
		Weighted-Average
	Number	Remaining Life (in years)	Exercise Price	Number	Weighted-Average Exercise Price
$11.53 — $14.54	3,531,960	3.4	$13.53	3,525,520	$13.53
14.55 — 14.88	4,970,387	5.0	14.73	4,970,387	14.73
14.89 — 18.40	2,689,105	9.0	17.60	57,997	16.47
18.41 — 19.71	4,007,371	7.6	19.45	1,997,110	19.36
Restricted Stock Awarded
The following is a summary of restricted stock award activity under the Incentive Plans and the RRP:

	Shares	Weighted-Average Grant Date Fair Value
Unvested restricted shares outstanding at December 31, 2016	886,082	$14.59
Granted	303,090	18.84
Forfeited	(31,828)	15.56
Vested	(485,023)	14.49
Unvested restricted shares outstanding at December 31, 2017	672,321	16.53
Granted	489,789	18.50
Forfeited	(29,426)	17.81
Vested	(402,134)	16.04
Unvested restricted shares outstanding at December 31, 2018	730,550	18.03
Granted	383,420	17.44
Forfeited	(68,091)	17.11
Vested	(347,078)	17.49
Unvested restricted shares outstanding at December 31, 2019	698,801	$18.07
Expense relating to unvested restricted stock awards is recognized on a straight-line basis, generally over the applicable service period, and totaled $6.6 million, $5.8 million and $6.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. Unamortized cost for unvested restricted stock awards, which reflects an estimated forfeiture rate of 5.0% per year over the vesting period, totaled $7.0 million at December 31, 2019, and is expected to be recognized over the remaining weighted-average vesting period of 1.5 years. The total fair value of restricted stock awards vested during the years ended December 31, 2019, 2018 and 2017 was $6.0 million, $7.5 million and $9.3 million, respectively.

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
During 2019, 2018 and 2017, employees of People's United tendered a total of 115,632 shares, 136,426 shares and 216,969 shares of common stock, respectively, in satisfaction of their related tax withholding obligations upon the vesting of restricted stock awards granted in prior periods and/or in payment of the exercise price and satisfaction of their related tax withholding obligations upon the exercise of stock options granted in prior periods. There is no limit on the number of shares that may be tendered by employees of People's United in the future for these purposes. Shares acquired in payment of the stock option exercise price or in satisfaction of tax withholding obligations are not eligible for reissuance in connection with any subsequent grants made pursuant to equity compensation plans maintained by People's United. Rather, all shares acquired in this manner are retired by People’s United, resuming the status of authorized but unissued shares of People’s United’s common stock. The total cost of shares repurchased and retired applicable to restricted stock awards during the years ended December 31, 2019, 2018 and 2017 was $2.0 million, $2.5 million and $3.3 million, respectively.
Directors’ Equity Compensation Plan
The People's United Financial, Inc. Directors' Equity Compensation Plan (the "Directors' Plan") provides for an annual award of shares of People's United common stock with a fair value of approximately $95,000 to each non-employee director immediately following each annual meeting of shareholders. Shares of People's United common stock issued pursuant to the Directors' Plan are subject to a one-year vesting period, with no post-vesting transfer restrictions. A total of 1,492,500 shares of People's United common stock are reserved for issuance under the Directors' Plan.
In 2019, 2018 and 2017, directors were granted a total of 58,340 shares, 51,680 shares and 49,050 shares, respectively, of People’s United common stock, with grant date fair values of $16.31 per share, $18.21 per share and $17.65 per share, respectively, at those dates. Expense totaling $0.9 million for the Directors’ Plan was recognized for each of the years ended December 31, 2019, 2018 and 2017. At December 31, 2019, a total of 333,981 shares remain available for issuance.

NOTE 20 – Fair Value Measurements
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
Recurring Fair Value Measurements
Trading Debt Securities, Equity Securities and Debt Securities Available-For-Sale
When available, People’s United uses quoted market prices for identical securities received from an independent, nationally-recognized, third-party pricing service (as discussed further below) to determine the fair value of investment securities such as U.S. Treasury and agency securities and equity securities that are included in Level 1. When quoted market prices for identical securities are unavailable, People’s United uses prices provided by the independent pricing service based on recent trading activity and other observable information including, but not limited to, market interest rate curves, referenced credit spreads and estimated prepayment rates where applicable. These investments include certain U.S. and government agency debt securities, corporate and municipal debt securities and GSE mortgage-backed and CMO securities, all of which are included in Level 2.
The Company’s available-for-sale debt securities are primarily comprised of GSE mortgage-backed securities. The fair value of these securities is based on prices obtained from the independent pricing service. The pricing service uses various techniques to determine pricing for the Company’s mortgage-backed securities, including option pricing and discounted cash flow analysis. The inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, reference data, monthly payment information and collateral performance. At December 31, 2019, the entire available-for-sale mortgage-backed securities portfolio was comprised of GSE mortgage-backed and CMO securities with original final maturities ranging from 10 to 40 years. At December 31, 2018, the entire available-for-sale mortgage-backed securities portfolio was comprised of GSE mortgage-backed securities with original final maturities of 10- and 15-years. An active market exists for securities that are similar to the Company’s GSE mortgage-backed and CMO securities, making observable inputs readily available.

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
Other Assets
As discussed in Note 18, certain unfunded, nonqualified supplemental plans have been established to provide retirement benefits to certain senior officers. People’s United has funded two trusts to provide benefit payments to the extent such benefits are not paid directly by People’s United, the assets of which are included in other assets in the Consolidated Statements of Condition. When available, People’s United determines the fair value of the trust assets using quoted market prices for identical securities received from a third-party nationally recognized pricing service.
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
The following tables summarize People’s United’s financial instruments that are measured at fair value on a recurring basis:

	Fair Value Measurements Using
As of December 31, 2019 (in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Trading debt securities:
U.S. Treasury	$7.1	$—	$—	$7.1
Debt securities available-for-sale:
U.S. Treasury and agency	687.1	—	—	687.1
GSE mortgage-backed and CMO securities	—	2,877.2	—	2,877.2
Equity securities	8.2	—	—	8.2
Other assets:
Exchange-traded funds	47.7	—	—	47.7
Mutual funds	3.3	—	—	3.3
Interest rate swaps	—	337.6	—	337.6
Interest rate caps	—	1.7	—	1.7
Foreign exchange contracts	—	1.2	—	1.2
Forward commitments to sell residential mortgage loans	—	0.5	—	0.5
Total	$753.4	$3,218.2	$—	$3,971.6
Financial liabilities:
Interest rate swaps	$—	$92.1	$—	$92.1
Interest rate caps	—	1.7	—	1.7
Risk participation agreements	—	0.1	—	0.1
Foreign exchange contracts	—	1.8	—	1.8
Interest rate-lock commitments on residential mortgage loans	—	0.5	—	0.5
Total	$—	$96.2	$—	$96.2

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	Fair Value Measurements Using
As of December 31, 2018 (in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Trading debt securities:
U.S. Treasury	$8.4	$—	$—	$8.4
Debt securities available-for-sale:
U.S. Treasury and agency	678.0	—	—	678.0
GSE mortgage-backed securities	—	2,443.0	—	2,443.0
Equity securities	8.1	—	—	8.1
Other assets:
Exchange-traded funds	35.5	—	—	35.5
Mutual funds	20.6	—	—	20.6
Fixed income securities	—	0.3	—	0.3
Interest rate swaps	—	98.9	—	98.9
Interest rate caps	—	3.1	—	3.1
Foreign exchange contracts	—	0.9	—	0.9
Forward commitments to sell residential mortgage loans	—	0.1	—	0.1
Total	$750.6	$2,546.3	$—	$3,296.9
Financial liabilities:
Interest rate swaps	$—	$135.0	$—	$135.0
Interest rate caps	—	3.1	—	3.1
Risk participation agreements (1)	—	—	—	—
Foreign exchange contracts	—	0.8	—	0.8
Interest rate-lock commitments on residential mortgage loans	—	0.1	—	0.1
Total	$—	$139.0	$—	$139.0
(1)At December 31, 2018, the fair value of risk participation agreements totaled less than $0.1 million (see Note 22).
Non-Recurring Fair Value Measurements
Loans Held-for-Sale
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
Mortgage Servicing Rights
Mortgage servicing rights are evaluated for impairment based upon the fair value of the servicing rights as compared to their amortized cost. The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. This model incorporates certain assumptions that market participants would likely use in estimating future net servicing income, such as interest rates, prepayment speeds and the cost to service (including delinquency and foreclosure costs), all of which require a degree of management judgment. Adjustments are only recorded when the discounted cash flows derived from the valuation model are less than the carrying value of the asset. As such, mortgage servicing rights are subject to measurement at fair value on a non-recurring basis and are classified as Level 3 assets.
The following tables summarize People’s United’s assets that are measured at fair value on a non-recurring basis:

	Fair Value Measurements Using
As of December 31, 2019 (in millions)	Level 1	Level 2	Level 3	Total
Loans held-for-sale:
Commercial (1)	$—	$—	$157.9	$157.9
Other consumer (1)	—	—	333.7	333.7
Residential (2)	—	19.7	—	19.7
Impaired loans (3)	—	—	61.9	61.9
REO and repossessed assets (4)	—	—	23.4	23.4
Mortgage servicing rights (1)	—	—	10.3	10.3
Total	$—	$19.7	$587.2	$606.9

	Fair Value Measurements Using
As of December 31, 2018 (in millions)	Level 1	Level 2	Level 3	Total
Loans held-for-sale - Residential (2)	$—	$19.5	$—	$19.5
Impaired loans (3)	—	—	55.2	55.2
REO and repossessed assets (4)	—	—	18.1	18.1
Total	$—	$19.5	$73.3	$92.8
(1)Fair value adjustments recorded for the year ended December 31, 2019 were immaterial.
(2)No fair value adjustments were recorded for the years ended December 31, 2019 and 2018.
(3)Represents the recorded investment in originated impaired loans with a related allowance for loan losses measured in accordance with applicable accounting guidance. The total consists of $49.0 million of Commercial loans and $12.9 million of Retail loans at December 31, 2019. The provision for loan losses on impaired loans totaled $9.3 million and $8.6 million for the years ended December 31, 2019 and 2018, respectively.
(4)Represents: (i) $11.9 million of residential REO; (ii) $7.3 million of commercial REO; and (iii) $4.2 million of repossessed assets at December 31, 2019. Charge-offs to the allowance for loan losses related to loans that were transferred to REO or repossessed assets totaled $2.8 million and $1.7 million for the years ended December 31, 2019 and 2018, respectively. Write downs and net loss on sale of foreclosed/repossessed assets charged to non-interest expense totaled $1.1 million and $0.2 million for the same periods.

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Financial Assets and Financial Liabilities Not Measured At Fair Value
The following tables summarize the carrying amounts, estimated fair values and placement in the fair value hierarchy of People’s United’s financial instruments that are not measured at fair value either on a recurring or non-recurring basis:

	Carrying Amount	Estimated Fair Value Measurements Using
As of December 31, 2019 (in millions)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$484.2	$484.2	$—	$—	$484.2
Short-term investments	316.8	—	316.8	—	316.8
Debt securities held-to-maturity	3,869.2	—	4,018.5	1.5	4,020.0
FHLB and FRB stock	341.1	—	341.1	—	341.1
Total loans, net (1)	43,287.6	—	10,072.1	33,282.9	43,355.0
Financial liabilities:
Time deposits	9,205.5	—	9,218.1	—	9,218.1
Other deposits	34,384.0	—	34,384.0	—	34,384.0
FHLB advances	3,125.4	—	3,125.5	—	3,125.5
Federal funds purchased	1,620.0	—	1,620.0	—	1,620.0
Customer repurchase agreements	409.1	—	409.1	—	409.1
Notes and debentures	993.1	—	1,021.3	—	1,021.3
(1)Excludes impaired loans totaling $61.9 million measured at fair value on a non-recurring basis.

	Carrying Amount	Estimated Fair Value Measurements Using
As of December 31, 2018 (in millions)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$665.7	$665.7	$—	$—	$665.7
Short-term investments	266.3	—	266.3	—	266.3
Debt securities held-to-maturity	3,792.3	—	3,774.4	1.5	3,775.9
FHLB and FRB stock	303.4	—	303.4	—	303.4
Total loans, net (1)	34,945.8	—	7,806.1	26,800.2	34,606.3
Financial liabilities:
Time deposits	6,916.2	—	6,884.0	—	6,884.0
Other deposits	29,242.8	—	29,242.8	—	29,242.8
FHLB advances	2,404.5	—	2,404.5	—	2,404.5
Federal funds purchased	845.0	—	845.0	—	845.0
Customer repurchase agreements	332.9	—	332.9	—	332.9
Other borrowings	11.0	—	11.0	—	11.0
Notes and debentures	895.8	—	893.4	—	893.4
(1)Excludes impaired loans totaling $55.2 million measured at fair value on a non-recurring basis.

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 21 – Legal Proceedings
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

NOTE 22 – Financial Instruments
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
A summary of the contractual or notional amounts of People’s United’s lending-related and derivative financial instruments follows:

As of December 31 (in millions)	2019	2018
Lending-Related Financial Instruments: (1)
Loan origination commitments and unadvanced lines of credit:
Commercial and industrial	$5,549.9	$4,937.1
Home equity and other consumer	3,401.9	2,646.6
Commercial real estate	1,614.9	1,095.4
Equipment financing	471.0	459.7
Residential mortgage	54.7	78.7
Letters of credit:
Stand-by	185.2	139.4
Commercial	4.4	5.0
Derivative Financial Instruments: (2)
Interest rate swaps:
For market risk management	585.0	585.0
For commercial customers:
Customer	8,847.7	7,455.9
Institutional counterparties	8,851.8	7,161.3
Interest rate caps:
For commercial customers:
Customer	246.0	329.1
Institutional counterparties	246.0	329.1
Risk participation agreements	882.8	576.5
Foreign exchange contracts	180.4	145.2
Forward commitments to sell residential mortgage loans	23.3	9.5
Interest rate-lock commitments on residential mortgage loans	33.6	13.6
(1)The contractual amounts of these financial instruments represent People’s United’s maximum potential exposure to credit loss, assuming: (i) the instruments are fully funded at a later date; (ii) the borrower does not meet contractual repayment obligations; and (iii) any collateral or other security proves to be worthless.
(2)The contractual or notional amounts of these financial instruments are substantially greater than People’s United’s maximum potential exposure to credit loss.

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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
The fair value of People’s United’s obligations relating to its unfunded loan commitments and letters of credit was $5.6 million and $2.7 million at December 31, 2019 and 2018, respectively, and is included in other liabilities in the Consolidated Statements of Condition.
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
Certain of People’s United’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of master netting arrangements and posted collateral). The aggregate fair value of derivative instruments with such credit-related contingent features that were in a net liability position at December 31, 2019 was $0.5 million, for which People’s United had posted no collateral in the normal course of business. If the Company’s senior unsecured debt rating had fallen below investment grade as of that date, $0.5 million in additional collateral would have been required.

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
Interest Rate Locks
In connection with its planned issuance of senior notes in the fourth quarter of 2012, People’s United entered into  U.S. Treasury forward interest rate locks (“T-Locks”) to hedge the risk that the 10-year U.S. Treasury yield component of the underlying coupon of the fixed-rate senior notes would rise prior to establishing the fixed interest rate on the senior notes. Upon pricing the senior notes, the T-Locks were terminated and the unrealized gain of $0.9 million was included (on a net-of-tax basis) as a component of AOCL. The gain is being recognized as a reduction of interest expense over the ten-year period during which the hedged item ($500 million senior note issuance) affects earnings. The portion of the unrecognized gain at December 31, 2019 that is expected to be recognized over the next 12 months totals approximately $0.1 million.
The table below provides a summary of the notional amounts and fair values (presented on a gross basis) of derivatives outstanding:

				Fair Values (1)
	Type of Hedge	Notional Amounts		Assets		Liabilities
As of December 31 (in millions)		2019	2018	2019	2018	2019	2018
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$8,847.7	$7,455.9	$320.5	$76.3	$13.9	$102.6
Institutional counterparties	N/A	8,851.8	7,161.3	17.1	22.6	78.2	32.4
Interest rate caps:
Commercial customers	N/A	246.0	329.1	1.6	0.6	0.1	2.5
Institutional counterparties	N/A	246.0	329.1	0.1	2.5	1.6	0.6
Risk participation agreements (2)	N/A	882.8	576.5	—	—	0.1	—
Foreign exchange contracts	N/A	180.4	145.2	1.2	0.9	1.8	0.8
Forward commitments to sell residential mortgage loans	N/A	23.3	9.5	0.5	0.1	—	—
Interest rate-lock commitments on residential mortgage loans	N/A	33.6	13.6	—	—	0.5	0.1
Total				341.0	103.0	96.2	139.0
Derivatives Designated as Hedging Instruments:
Interest rate swaps:
Subordinated notes	Fair value	375.0	375.0	—	—	—	—
Loans	Cash flow	210.0	210.0	—	—	—	—
Total				—	—	—	—
Total fair value of derivatives				$341.0	$103.0	$96.2	$139.0
(1)Assets are recorded in other assets and liabilities are recorded in other liabilities.
(2)Fair value totaled less than $0.1 million at December 31, 2018.

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following table summarizes the impact of People’s United’s derivatives on pre-tax income and AOCL:

	Type of Hedge	Amount of Pre-Tax Gain (Loss) Recognized in Earnings (1)			Amount of Pre-Tax Gain (Loss) Recognized in AOCL
Years ended December 31 (in millions)		2019	2018	2017	2019	2018	2017
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$374.9	$(3.6)	$5.3	$—	$—	$—
Institutional counterparties	N/A	(350.3)	17.1	6.1	—	—	—
Interest rate caps:
Commercial customers	N/A	1.4	1.1	0.7	—	—	—
Institutional counterparties	N/A	(1.5)	(1.0)	(0.3)	—	—	—
Foreign exchange contracts	N/A	1.0	0.9	0.5	—	—	—
Risk participation agreements	N/A	(0.4)	0.2	—	—	—	—
Forward commitments to sell residential mortgage loans	N/A	0.3	(0.1)	(0.2)	—	—	—
Interest rate-lock commitments on residential mortgage loans	N/A	(0.4)	0.1	0.3	—	—	—
Total		25.0	14.7	12.4	—	—	—
Derivatives Designated as Hedging Instruments:
Interest rate swaps	Fair value	0.3	2.1	5.9	—	—	—
Interest rate swaps	Cash flow	(1.2)	(0.6)	0.8	1.9	(1.7)	(1.0)
Interest rate locks	Cash flow	0.1	0.1	0.1	—	—	—
Total		(0.8)	1.6	6.8	1.9	(1.7)	(1.0)
Total		$24.2	$16.3	$19.2	$1.9	$(1.7)	$(1.0)
(1)Amounts recognized in earnings are recorded in interest income, interest expense or other non-interest income for derivatives designated as hedging instruments and in other non-interest income for derivatives not designated as hedging instruments.

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 23 – Balance Sheet Offsetting
The Chicago Mercantile Exchange (“CME”) legally characterizes variation margin payments for over-the-counter derivatives that clear as settlements rather than collateral. Accordingly, the Company’s accounting policies classify, for accounting and presentation purposes, variation margin payments deemed to be legal settlements as a single unit of account with the related derivative(s). At both December 31, 2019 and 2018, this presentation impacted one of the Company’s institutional counterparties. As such, People’s United has, subject to the corresponding enforceable master netting arrangement, netted the institutional counterparty’s CME derivative position and offset the counterparty’s variation margin payments in the Consolidated Statement of Condition as of both dates.
The following tables provide a gross presentation, the effects of offsetting, and a net presentation of the Company’s financial instruments that are eligible for offset in the Consolidated Statements of Condition. The collateral amounts in these tables are limited to the outstanding balances of the related asset or liability (after netting is applied) and, therefore, instances of overcollateralization are not presented. In the tables below, the Net Amount Presented of the derivative assets and liabilities can be reconciled to the fair value of the Company’s derivative financial instruments in Note 22. The Company’s derivative contracts with commercial customers and customer repurchase agreements are not subject to master netting arrangements and, therefore, have been excluded from the tables below.

	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Gross Amounts Not Offset		Net Amount
As of December 31, 2019 (in millions)				Financial Instruments	Collateral
Financial assets:
Interest rate swaps/caps:
Counterparty A	$0.2	$—	$0.2	$(0.2)	$—	$—
Counterparty B	0.1	—	0.1	(0.1)	—	—
Counterparty C	0.4	—	0.4	(0.4)	—	—
Counterparty D	0.1	—	0.1	(0.1)	—	—
Counterparty E	15.3	—	15.3	—	—	15.3
Other counterparties	1.1	—	1.1	(1.1)	—	—
Foreign exchange contracts	1.2	—	1.2	—	—	1.2
Total	$18.4	$—	$18.4	$(1.9)	$—	$16.5
Financial liabilities:
Interest rate swaps/caps:
Counterparty A	$2.3	$—	$2.3	$(0.2)	$(2.1)	$—
Counterparty B	5.5	—	5.5	(0.1)	(5.4)	—
Counterparty C	28.2	—	28.2	(0.4)	(27.8)	—
Counterparty D	10.9	—	10.9	(0.1)	(10.8)	—
Counterparty E	—	—	—	—	—	—
Other counterparties	32.9	—	32.9	(1.1)	(31.8)	—
Foreign exchange contracts	1.8	—	1.8	—	—	1.8
Total	$81.6	$—	$81.6	$(1.9)	$(77.9)	$1.8

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Gross Amounts Not Offset		Net Amount
As of December 31, 2018 (in millions)				Financial Instruments	Collateral
Financial assets:
Interest rate swaps/caps:
Counterparty A	$3.1	$—	$3.1	$(1.4)	$(1.7)	$—
Counterparty B	2.5	—	2.5	(2.5)	—	—
Counterparty C	4.8	—	4.8	(3.7)	(1.1)	—
Counterparty D	3.6	—	3.6	(2.7)	(0.1)	0.8
Counterparty E	—	—	—	—	—	—
Other counterparties	11.1	—	11.1	(5.4)	(5.7)	—
Foreign exchange contracts	0.9	—	0.9	—	—	0.9
Total	$26.0	$—	$26.0	$(15.7)	$(8.6)	$1.7
Financial liabilities:
Interest rate swaps/caps:
Counterparty A	$1.4	$—	$1.4	$(1.4)	$—	$—
Counterparty B	3.8	—	3.8	(2.5)	(1.2)	0.1
Counterparty C	3.7	—	3.7	(3.7)	—	—
Counterparty D	2.7	—	2.7	(2.7)	—	—
Counterparty E	16.0	—	16.0	—	—	16.0
Other counterparties	5.4	—	5.4	(5.4)	—	—
Foreign exchange contracts	0.8	—	0.8	—	—	0.8
Total	$33.8	$—	$33.8	$(15.7)	$(1.2)	$16.9
The following tables show the extent to which assets and liabilities exchanged under resale and repurchase agreements have been offset in the Consolidated Statements of Condition. These agreements: (i) are entered into simultaneously with the same financial institution counterparty; (ii) have the same principal amounts and inception/maturity dates; and (iii) are subject to a master netting arrangement that contains a conditional right of offset upon default. At December 31, 2019 and 2018, the Company posted as collateral marketable securities with fair values of $462.4 million and $461.3 million, respectively, and, in turn, accepted as collateral marketable securities with fair values of $457.5 million and $457.0 million, respectively.

As of December 31, 2019 (in millions)	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented
Total resale agreements	$450.0	$(450.0)	$—
Total repurchase agreements	$450.0	$(450.0)	$—

As of December 31, 2018 (in millions)	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented
Total resale agreements	$450.0	$(450.0)	$—
Total repurchase agreements	$450.0	$(450.0)	$—

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 24 – Segment Information
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
Commercial Banking consists principally of commercial real estate lending, commercial and industrial lending, and commercial deposit gathering activities. This segment also includes equipment financing operations, as well as cash management, correspondent banking, municipal banking, institutional trust services, corporate trust, commercial insurance services provided by PUIA and private banking.
Retail Banking includes, as its principal business lines, consumer lending (including residential mortgage and home equity lending) and consumer deposit gathering activities. This segment also includes brokerage, financial advisory services, investment management services and life insurance provided by PSI, investment advisory services and financial management and planning services provided by PUA and non-institutional trust services.
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

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The "Other" category includes the residual financial impact from the allocation of revenues and expenses (including the provision for loan losses) and certain revenues and expenses not attributable to a particular segment; assets and liabilities not attributable to a particular segment; reversal of the FTE adjustment since net interest income for each segment is presented on an FTE basis; and the FTP impact from excess capital. The "Other" category also includes (i) gains of $7.6 million, net of expenses, resulting from the sale of eight branches in central Maine and $3.3 million on a sale-leaseback transaction, both for the year ended December 31, 2019, and $10.0 million of security losses in each of the years ended December 31, 2018 and 2017 incurred in response to tax reform-related benefits recognized in each period (all included in non-interest income); and (ii) merger-related expenses totaling $49.1 million, $11.4 million and $30.6 million for the years ended December 31, 2019, 2018 and 2017, respectively, and a $16.5 million charge for the year ended December 31, 2019 associated with the complete write-down of an acquisition-related intangible asset stemming from the liquidation of the Company's public mutual funds (all included in non-interest expense). The increases in average total assets and average total liabilities in 2019 compared to 2018 primarily reflect the recognition of ROU assets and corresponding operating lease liabilities upon adoption of the FASB leasing standard on January 1, 2019 (see Notes 1 and 6 to the Consolidated Financial Statements for a further discussion regarding the accounting for leases).
The following tables provide selected financial information for People’s United’s reportable segments:

Year ended December 31, 2019 (in millions)	Commercial Banking	Retail Banking	Total Reportable Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$807.1	$555.1	$1,362.2	$66.5	$(16.4)	$1,412.3
Provision for loan losses	44.1	8.9	53.0	—	(24.7)	28.3
Total non-interest income	206.5	195.9	402.4	14.1	14.6	431.1
Total non-interest expense	448.7	600.2	1,048.9	13.8	100.0	1,162.7
Income (loss) before income tax expense (benefit)	520.8	141.9	662.7	66.8	(77.1)	652.4
Income tax expense (benefit)	104.3	28.5	132.8	13.5	(14.3)	132.0
Net income (loss)	$416.5	$113.4	$529.9	$53.3	$(62.8)	$520.4
Average total assets	$29,746.8	$12,560.9	$42,307.7	$7,882.3	$1,468.0	$51,658.0
Average total liabilities	11,490.2	23,397.7	34,887.9	9,011.9	686.9	44,586.7

Year ended December 31, 2018 (in millions)	Commercial Banking	Retail Banking	Total Reportable Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$699.2	$467.2	$1,166.4	$93.0	$(23.4)	$1,236.0
Provision for loan losses	38.7	9.0	47.7	—	(17.7)	30.0
Total non-interest income	177.8	186.7	364.5	8.3	(6.4)	366.4
Total non-interest expense	383.7	565.3	949.0	17.8	29.3	996.1
Income (loss) before income tax expense (benefit)	454.6	79.6	534.2	83.5	(41.4)	576.3
Income tax expense (benefit)	85.0	14.9	99.9	15.8	(7.5)	108.2
Net income (loss)	$369.6	$64.7	$434.3	$67.7	$(33.9)	$468.1
Average total assets	$25,956.7	$10,103.3	$36,060.0	$7,955.8	$1,013.9	$45,029.7
Average total liabilities	9,305.0	20,699.1	30,004.1	8,544.3	444.1	38,992.5

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Year ended December 31, 2017 (in millions)	Commercial Banking	Retail Banking	Total Reportable Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$631.0	$403.9	$1,034.9	$107.4	$(41.8)	$1,100.5
Provision for loan losses	43.7	13.4	57.1	—	(31.1)	26.0
Total non-interest income	165.0	183.4	348.4	11.2	(6.7)	352.9
Total non-interest expense	357.1	547.0	904.1	15.6	40.6	960.3
Income (loss) before income tax expense (benefit)	395.2	26.9	422.1	103.0	(58.0)	467.1
Income tax expense (benefit)	110.0	7.5	117.5	28.6	(16.2)	129.9
Net income (loss)	$285.2	$19.4	$304.6	$74.4	$(41.8)	$337.2
Average total assets	$24,533.9	$9,695.1	$34,229.0	$7,512.1	$840.5	$42,581.6
Average total liabilities	7,938.6	20,202.8	28,141.4	8,450.6	398.0	36,990.0

NOTE 25 – Parent Company Financial Information
Condensed financial information of People’s United (parent company only) is presented below:
CONDENSED STATEMENTS OF CONDITION

As of December 31 (in millions)	2019	2018
Assets:
Cash at bank subsidiary	$455.2	$291.6
Total cash and cash equivalents	455.2	291.6
Equity securities, at fair value	8.2	8.1
Investments in subsidiaries:
Bank subsidiary	7,800.0	6,485.3
Non-bank subsidiaries	4.8	2.8
Goodwill	203.0	197.1
Due from bank subsidiary	4.6	5.5
Other assets	56.0	45.9
Total assets	$8,531.8	$7,036.3
Liabilities and Stockholders’ Equity:
Notes and debentures	$579.9	$497.7
Other liabilities	4.7	4.7
Stockholders’ equity	7,947.2	6,533.9
Total liabilities and stockholders’ equity	$8,531.8	$7,036.3

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
CONDENSED STATEMENTS OF INCOME

Years ended December 31(in millions)	2019	2018	2017
Revenues:
Interest income:
Securities	$0.4	$0.4	$1.1
Total interest income	0.4	0.4	1.1
Dividend income from bank subsidiary	457.0	342.0	292.0
Net security losses	—	—	(1.2)
Other non-interest income	1.7	2.3	16.9
Total revenues	459.1	344.7	308.8
Expenses:
Interest on notes and debentures	19.2	18.7	19.0
Non-interest expense	14.1	11.4	13.9
Total expenses	33.3	30.1	32.9
Income before income tax benefit and subsidiaries undistributed income	425.8	314.6	275.9
Income tax benefit	(6.2)	(5.5)	(5.7)
Income before subsidiaries undistributed income	432.0	320.1	281.6
Subsidiaries undistributed income	88.4	148.0	55.6
Net income	$520.4	$468.1	$337.2
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31 (in millions)	2019	2018	2017
Net income	$520.4	$468.1	$337.2
Other comprehensive income (loss), net of tax:
Net unrealized losses on securities available-for-sale	—	—	(0.1)
Net unrealized losses on derivatives accounted for as cash flow hedges	(0.1)	—	—
Other comprehensive income (loss) of bank subsidiary	90.0	(37.8)	13.4
Total other comprehensive income (loss), net of tax	89.9	(37.8)	13.3
Total comprehensive income	$610.3	$430.3	$350.5

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31 (in millions)	2019	2018	2017
Cash Flows from Operating Activities:
Net income	$520.4	$468.1	$337.2
Adjustments to reconcile net income to net cash provided by operating activities:
Subsidiaries undistributed income	(88.4)	(148.0)	(55.6)
Net security losses	—	—	1.2
Net change in other assets and other liabilities	(0.7)	23.1	20.1
Net cash provided by operating activities	431.3	343.2	302.9
Cash Flows from Investing Activities:
Proceeds from sales of equity securities	1.6	2.3	—
Proceeds from sales of debt securities available-for-sale	—	—	75.6
Increase in investment in bank subsidiary	—	(200.0)	—
Net cash provided by (used in) investing activities	1.6	(197.7)	75.6
Cash Flows from Financing Activities:
Repayment of notes and debentures	—	—	(125.0)
Cash dividends paid on common stock	(274.8)	(243.8)	(227.9)
Cash dividends paid on preferred stock	(14.1)	(14.1)	(14.1)
Common stock repurchases	(4.5)	(2.5)	(3.4)
Proceeds from stock options exercised	24.1	27.9	61.8
Net cash used in financing activities	(269.3)	(232.5)	(308.6)
Net increase (decrease) in cash and cash equivalents	163.6	(87.0)	69.9
Cash and cash equivalents at beginning of year	291.6	378.6	308.7
Cash and cash equivalents at end of year	$455.2	$291.6	$378.6

NOTE 26 – Subsequent Events
Repurchase of Common Stock
In June 2019, the Company’s Board of Directors authorized the repurchase of up to 20.0 million shares of People's United’s outstanding common stock. Such shares may be repurchased, either directly or through agents, in the open market at prices and terms satisfactory to management. In the fourth quarter of 2019, the Company repurchased 0.2 million shares of People's United common stock under this authorization at a total cost of $2.5 million. Through February 14, 2020, an additional 10.2 million shares of People's United common stock had been repurchased at a total cost of $161.9 million.
Loans Held-for-Sale
At December 31, 2019, loans held-for-sale included $333.7 million of consumer loans and $157.9 million of commercial loans previously acquired in the United Financial acquisition. All of these loans were subsequently sold, resulting in a gain, net of expenses, of approximately $15 million.

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 27 – Selected Quarterly Financial Data (Unaudited)
The following table presents People’s United’s quarterly financial data for 2019 and 2018:

	2019 (1)				2018 (1)
(dollars in millions, except per common share data)	First	Second	Third	Fourth	First	Second	Third	Fourth
Interest and dividend income	$440.5	$472.8	$470.9	$496.9	$359.1	$375.4	$390.0	$431.8
Interest expense	107.7	124.7	122.2	114.2	63.3	74.2	83.6	99.2
Net interest income	332.8	348.1	348.7	382.7	295.8	301.2	306.4	332.6
Provision for loan losses	5.6	7.6	7.8	7.3	5.4	6.5	8.2	9.9
Net interest income after provision for loan losses	327.2	340.5	340.9	375.4	290.4	294.7	298.2	322.7
Non-interest income	94.6	106.3	106.0	124.2	90.4	94.9	92.3	88.7
Non-interest expense	277.2	278.4	281.4	325.7	243.5	248.6	241.3	262.7
Income before income tax expense	144.6	168.4	165.5	173.9	137.3	141.0	149.2	148.7
Income tax expense	30.0	35.2	30.4	36.4	29.4	30.8	32.2	15.8
Net income	114.6	133.2	135.1	137.5	107.9	110.2	117.0	132.9
Preferred stock dividend	3.5	3.5	3.5	3.5	3.5	3.5	3.5	3.5
Net income available to common shareholders	$111.1	$129.7	$131.6	$134.0	$104.4	$106.7	$113.5	$129.4
Common Share Data:
EPS:
Basic	$0.30	$0.33	$0.34	$0.31	$0.31	$0.31	$0.33	$0.35
Diluted	0.30	0.33	0.33	0.31	0.30	0.31	0.33	0.35
Common dividends paid	65.2	69.8	69.9	69.9	58.8	59.9	60.0	65.1
Dividends paid per common share	0.1750	0.1775	0.1775	0.1775	0.1725	0.1750	0.1750	0.1750
Common dividend payout ratio	58.6%	53.8%	53.1%	52.2%	56.3%	56.2%	52.9%	50.3%
Stock price:
High	$18.03	$17.66	$17.10	$17.22	$20.26	$19.37	$19.00	$17.46
Low	14.25	15.24	13.81	14.73	18.18	18.00	16.95	13.66
Weighted average common shares outstanding (in millions):
Basic	370.72	391.27	391.66	421.85	339.76	340.64	341.43	370.22
Diluted	374.09	394.57	394.45	424.98	344.00	344.47	345.04	372.83
(1)The sum of the quarterly amounts for certain line items may not equal the full-year amounts due to rounding.

INDEX TO EXHIBITS

Designation	Description

4	Description of Registrant's Securities

21	Subsidiaries

23	Consent of KPMG LLP

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

99.1	Impact of Inflation

101.1
The following financial information from People’s United Financial, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 formatted in Inline XBRL: (i) Consolidated Statements of Condition as of December 31, 2019 and 2018; (ii) Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2019, 2018 and 2017; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017; and (vi) Notes to Consolidated Financial Statements.

104	Cover page formatted in Inline XBRL and contained within Exhibit 101.1