Form 10-Q
period 2020-03-31
People's United Financial, Inc.
filed 2020-05-11
CIK 1378946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-33326

PEOPLE’S UNITED FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-8447891
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

850 Main Street
Bridgeport, Connecticut	06604
(Address of principal executive offices)	(Zip Code)

(203) 338-7171
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	PBCT	NASDAQ Global Select Market
Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A, $0.01 par value per share	PBCTP	NASDAQ Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of April 30, 2020, there were 424,657,609 shares of the registrant’s common stock outstanding.

People’s United Financial Inc.
Form 10-Q

Part 1 - Financial Information
Item 1 - Financial Statements
People’s United Financial, Inc.
Consolidated Statements of Condition - (Unaudited)

(in millions)	March 31, 2020	December 31, 2019
Assets
Cash and due from banks	$507.6	$484.2
Short-term investments	744.3	316.8
Total cash and cash equivalents (note 2)	1,251.9	801.0
Securities (note 2):
Trading debt securities, at fair value	—	7.1
Equity securities, at fair value	6.2	8.2
Debt securities available-for-sale, at fair value	4,276.6	3,564.3
Debt securities held-to-maturity, at amortized cost and net of allowance for credit losses of $1.9 million at March 31, 2020 (fair value of $4.07 billion and $4.02 billion)	3,861.5	3,869.2
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	407.2	341.1
Total securities	8,551.5	7,789.9
Loans held-for-sale (note 3)	19.2	511.3
Loans (notes 3, 4 and 5):
Commercial real estate	14,651.6	14,762.3
Commercial and industrial	12,045.7	11,041.6
Equipment financing	5,012.7	4,910.4
Total Commercial Portfolio	31,710.0	30,714.3
Residential mortgage	10,081.9	10,318.1
Home equity and other consumer	2,492.1	2,563.7
Total Retail Portfolio	12,574.0	12,881.8
Total loans	44,284.0	43,596.1
Less allowance for credit losses	(341.7)	(246.6)
Total loans, net	43,942.3	43,349.5
Goodwill (note 8)	3,065.5	3,065.5
Bank-owned life insurance	707.6	705.0
Premises and equipment, net	300.8	305.5
Other acquisition-related intangible assets (note 8)	198.5	209.1
Other assets (notes 1, 3, 5 and 13)	2,396.0	1,853.0
Total assets	$60,433.3	$58,589.8
Liabilities
Deposits:
Non-interest-bearing	$10,526.0	$9,803.7
Savings	5,136.0	4,987.7
Interest-bearing checking and money market	20,238.9	19,592.6
Time	8,840.2	9,205.5
Total deposits	44,741.1	43,589.5
Borrowings:
Federal Home Loan Bank advances	4,489.7	3,125.4
Federal funds purchased	1,120.0	1,620.0
Customer repurchase agreements	301.1	409.1
Total borrowings	5,910.8	5,154.5
Notes and debentures	1,012.6	993.1
Other liabilities (notes 1, 4, 5 and 13)	1,043.3	905.5
Total liabilities	52,707.8	50,642.6
Commitments and contingencies (notes 1, 5 and 10)
Stockholders’ Equity (notes 6, 9 and 15)
Preferred stock ($0.01 par value; 50.0 million shares authorized; 10.0 million shares issued and outstanding at both dates)	244.1	244.1
Common stock ($0.01 par value; 1.95 billion shares authorized; 533.5 million shares and 532.8 million shares issued)	5.3	5.3
Additional paid-in capital	7,644.4	7,639.4
Retained earnings	1,514.5	1,512.8
Unallocated common stock of Employee Stock Ownership Plan, at cost (5.8 million shares and 5.9 million shares)	(121.1)	(122.9)
Accumulated other comprehensive loss	(92.7)	(166.9)
Treasury stock, at cost (109.0 million shares and 89.2 million shares)	(1,469.0)	(1,164.6)
Total stockholders’ equity	7,725.5	7,947.2
Total liabilities and stockholders’ equity	$60,433.3	$58,589.8
See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.
Consolidated Statements of Income - (Unaudited)

	Three Months Ended March 31,
(in millions, except per common share data)	2020	2019
Interest and dividend income:
Commercial real estate	$149.6	$132.7
Commercial and industrial	106.4	103.9
Equipment financing	68.2	59.0
Residential mortgage	90.4	70.7
Home equity and other consumer	28.0	24.9
Total interest on loans	442.6	391.2
Securities	51.2	47.8
Loans held-for-sale	3.3	0.2
Short-term investments	2.0	1.3
Total interest and dividend income	499.1	440.5
Interest expense:
Deposits	78.9	81.2
Borrowings	15.4	17.7
Notes and debentures	8.8	8.8
Total interest expense	103.1	107.7
Net interest income	396.0	332.8
Provision for credit losses (notes 3 and 4)	33.5	5.6
Net interest income after provision for credit losses	362.5	327.2
Non-interest income:
Bank service charges	28.0	25.2
Investment management fees	18.1	19.3
Operating lease income (note 5)	12.6	12.7
Commercial banking lending fees	12.1	7.8
Insurance revenue	10.9	10.5
Cash management fees	7.4	6.8
Other non-interest income (note 2)	34.7	12.3
Total non-interest income	123.8	94.6
Non-interest expense:
Compensation and benefits	173.9	155.4
Occupancy and equipment	51.0	44.3
Professional and outside services	38.5	20.0
Amortization of other acquisition-related intangible assets (note 8)	10.7	6.7
Operating lease expense	9.8	9.4
Regulatory assessments	8.7	7.0
Other non-interest expense	27.5	34.4
Total non-interest expense	320.1	277.2
Income before income tax expense	166.2	144.6
Income tax expense (note 1)	35.8	30.0
Net income	130.4	114.6
Preferred stock dividend	3.5	3.5
Net income available to common shareholders	$126.9	$111.1
Earnings per common share (note 7):
Basic	$0.30	$0.30
Diluted	0.30	0.30
See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.
Consolidated Statements of Comprehensive Income - (Unaudited)

	Three Months Ended March 31,
(in millions)	2020	2019
Net income	$130.4	$114.6
Other comprehensive income, net of tax:
Net actuarial gains and losses related to pension and other postretirement plans	1.6	1.8
Net unrealized gains and losses on debt securities available-for-sale	71.6	29.0
Amortization of unrealized losses on debt securities transferred to held-to-maturity	1.0	0.6
Net unrealized gains and losses on derivatives accounted for as cash flow hedges	—	0.8
Total other comprehensive income, net of tax (note 6)	74.2	32.2
Total comprehensive income	$204.6	$146.8
See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.
Consolidated Statements of Changes in Stockholders’ Equity - (Unaudited)

Three months ended March 31, 2020 (in millions, except per common share data)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallocated ESOP (1) Common Stock	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2019	$244.1	$5.3	$7,639.4	$1,512.8	$(122.9)	$(166.9)	$(1,164.6)	$7,947.2
Net income	—	—	—	130.4	—	—	—	130.4
Total other comprehensive income, net of tax (note 6)	—	—	—	—	—	74.2	—	74.2
Cash dividend on common stock ($0.1775 per share)	—	—	—	(77.3)	—	—	—	(77.3)
Cash dividend on preferred stock	—	—	—	(3.5)	—	—	—	(3.5)
Restricted stock and performance-based share awards	—	—	2.4	—	—	—	—	2.4
Common stock repurchased (note 6)	—	—	—	—	—	—	(304.4)	(304.4)
ESOP common stock committed to be released (note 9)	—	—	—	(0.6)	1.8	—	—	1.2
Common stock repurchased and retired upon vesting of restricted stock awards	—	—	—	(1.4)	—	—	—	(1.4)
Stock options exercised	—	—	2.6	—	—	—	—	2.6
Transition adjustment related to adoption of new accounting standard (note 15)	—	—	—	(45.9)	—	—	—	(45.9)
Balance at March 31, 2020	$244.1	$5.3	$7,644.4	$1,514.5	$(121.1)	$(92.7)	$(1,469.0)	$7,725.5
(1) Employee Stock Ownership Plan

Three months ended March 31, 2019 (in millions, except per common share data)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallocated ESOP Common Stock	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2018	$244.1	$4.7	$6,549.3	$1,284.8	$(130.1)	$(256.8)	$(1,162.1)	$6,533.9
Net income	—	—	—	114.6	—	—	—	114.6
Total other comprehensive income, net of tax (note 6)	—	—	—	—	—	32.2	—	32.2
Cash dividend on common stock ($0.1750 per share)	—	—	—	(65.2)	—	—	—	(65.2)
Cash dividend on preferred stock	—	—	—	(3.5)	—	—	—	(3.5)
Restricted stock and performance-based share awards	—	—	1.0	—	—	—		1.0
ESOP common stock committed to be released (note 9)	—	—	—	(0.4)	1.8	—	—	1.4
Common stock repurchased and retired upon vesting of restricted stock awards	—	—	—	(1.7)	—	—	—	(1.7)
Stock options exercised	—	—	8.5	—	—	—	—	8.5
Balance at March 31, 2019	$244.1	$4.7	$6,558.8	$1,328.6	$(128.3)	$(224.6)	$(1,162.1)	$6,621.2
See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.
Consolidated Statements of Cash Flows - (Unaudited)

	Three Months Ended March 31,
(in millions)	2020	2019
Cash Flows from Operating Activities:
Net income	$130.4	$114.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	33.5	5.6
Depreciation and amortization of premises and equipment	11.2	9.5
Amortization of other acquisition-related intangible assets	10.7	6.7
Expense related to operating leases	9.8	9.4
Expense related to share-based awards	7.1	6.2
ESOP common stock committed to be released	1.2	1.4
Net gains on sales of loans	(15.5)	(0.4)
Net losses on sales of residential mortgage loans	(0.7)	(0.2)
Originations of loans held-for-sale	(48.7)	(23.5)
Proceeds from sales of loans held-for-sale	540.6	35.4
Net decrease in trading debt securities	7.1	0.1
Excess income tax benefits from stock option exercises	—	0.3
Net changes in other assets and other liabilities	(470.9)	(186.6)
Net cash provided by (used in) operating activities	215.8	(21.5)
Cash Flows from Investing Activities:
Proceeds from sales of equity securities	0.7	0.2
Proceeds from principal repayments and maturities of debt securities available-for-sale	207.9	105.8
Proceeds from sales of debt securities available-for-sale	0.1	170.4
Proceeds from principal repayments and maturities of debt securities held-to-maturity	94.8	33.0
Purchases of debt securities available-for-sale	(822.8)	(184.4)
Purchases of debt securities held-to-maturity	(87.3)	(59.1)
Net purchases of Federal Reserve Bank stock	(24.0)	(15.0)
Net (purchases) redemptions of Federal Home Loan Bank stock	(42.2)	42.8
Proceeds from sales of loans	27.8	14.8
Net principal disbursements of loans	(624.9)	(274.7)
Purchases of loans	(8.5)	(15.8)
Purchases of premises and equipment	(7.8)	(1.9)
Purchases of leased equipment, net	(3.8)	(2.4)
Proceeds from sales of real estate owned	3.3	5.6
Return of premium on bank-owned life insurance, net	—	0.5
Net cash paid in acquisitions	—	(60.0)
Net cash used in investing activities	(1,286.7)	(240.2)
Cash Flows from Financing Activities:
Net increase in deposits	1,151.6	741.9
Net increase (decrease) in borrowings with terms of three months or less	766.2	(702.5)
Repayments of borrowings with terms of more than three months	(10.1)	(31.7)
Cash dividends paid on common stock	(77.3)	(65.2)
Cash dividends paid on preferred stock	(3.5)	(3.5)
Repurchases of common stock	(305.8)	(1.7)
Proceeds from stock options exercised	0.7	6.9
Net cash provided by (used in) financing activities	1,521.8	(55.8)
Net increase (decrease) in cash and cash equivalents	450.9	(317.5)
Cash and cash equivalents at beginning of period	801.0	932.0
Cash and cash equivalents at end of period	$1,251.9	$614.5
Supplemental Information:
Interest payments	$105.4	$107.0
Income taxes payments	13.2	9.1
Significant non-cash transactions:
Right-of-use assets obtained in exchange for lessee operating lease liabilities	14.3	10.3
Unsettled purchases of securities	7.5	14.6
Real estate properties acquired by foreclosure	1.6	2.9
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
Several accounting estimates are particularly critical and are susceptible to significant near-term change, including the allowance for credit losses ("ACL") and asset impairment judgments, such as the recoverability of goodwill and other intangible assets. These accounting estimates are reviewed with the Audit Committee of the Board of Directors.
The Financial Accounting Standards Board (the "FASB") has issued changes to several accounting standards, some of which govern key aspects of the Company’s financial statements. Most notably, the FASB’s standard on accounting for credit losses (the “CECL standard”), removes from U.S. generally accepted accounting principles (“GAAP”) the existing “probable” threshold for recognizing credit losses and, instead, utilizes an “expected credit loss” measurement principle. The CECL standard, which was adopted by the Company on January 1, 2020, is applied in the recognition of credit losses for loans and held-to-maturity securities and other receivables at the time the financial asset is originated or acquired and adjusted each period for changes in expected credit losses. This standard represents a significant change in GAAP and may result in material changes to the Company’s Consolidated Financial Statements. See Note 2, "Securities", Note 3, "Loans", Note 4, "Allowance for Credit Losses" and Note 15, "New Accounting Pronouncements" for more information.
The judgments used by management in applying critical accounting policies may be affected by economic conditions, which may result in changes to future financial results. For example, subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the ACL in future periods, and the inability to collect outstanding principal may result in increased credit losses.
Certain information and footnote disclosures normally included in consolidated financial statements prepared in conformity with U.S. GAAP have been omitted or condensed. As a result, the accompanying consolidated financial statements should be read in conjunction with People’s United’s Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results of operations that may be expected for the entire year or any other interim period.
Note 1 to People’s United’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented by this Quarterly Report for the period ended March 31, 2020 provides disclosure of People’s United’s significant accounting policies.
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
Affordable housing investments, including all legally binding commitments to fund future investments, are included in other assets in the Consolidated Statements of Condition ($426.1 million and $383.9 million at March 31, 2020 and December 31, 2019, respectively). Included in other liabilities in the Consolidated Statements of Condition is a liability for all legally binding unfunded commitments to fund future investments ($164.1 million and $141.1 million at those dates). The cost of the Company’s investments is amortized on a straight-line basis over the period during which the related federal income tax credits are realized (generally 10 years). Amortization expense, which is included as a component of income tax expense, totaled $7.0 million and $5.4 million for the three months ended March 31, 2020 and 2019, respectively.

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
On March 11, 2020, the World Health Organization declared the outbreak of a strain of novel coronavirus disease (“COVID-19”) a global pandemic. Economic activity in many countries, including the United States, began to deteriorate rapidly as the COVID-19 pandemic spread across the globe. In the United States, which has been operating under a presidentially-declared national emergency since March 13, 2020, the COVID-19 pandemic has caused severe disruption to the capital markets as well as business and economic activity. Throughout the month of March, individual municipalities and entire states adopted travel and work location restrictions, social distancing requirements, and in some cases, shelter-in-place protocols in order to slow the spread of the virus. These measures resulted in the closure of many schools, stores, offices, restaurants and manufacturing facilities, causing a decline in spending and an increase in layoffs. As a result, negative trends in both U.S. Gross Domestic Product ("GDP") and unemployment are expected to persist throughout 2020.
In response, the Federal government introduced several measures to mitigate the magnitude of the pandemic’s effects. Most notably, on March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"), which provides financial assistance for businesses and individuals as well as targeted regulatory relief for financial institutions, was signed into law. The impact of the COVID-19 pandemic on economic conditions, both in the United States and abroad, has created global uncertainty about the future economic environment including the length and depth of any global recession that may occur. Concerns over interest rates, domestic and global policy issues, U.S. trade policy and geopolitical events, and the influence of those factors on the markets in general, further add to this uncertainty.

NOTE 2. CASH AND CASH EQUIVALENTS AND SECURITIES
Included in short-term investments are interest-bearing deposits at the Federal Reserve Bank of New York  (the “FRB-NY”) totaling $525.6 million at March 31, 2020 and $219.4 million at December 31, 2019. These deposits represent an alternative to overnight federal funds sold and yielded 0.10% and 1.55% at March 31, 2020 and December 31, 2019, respectively.
In connection with the Company’s adoption of the CECL standard, selected accounting policies related to securities have been revised and/or certain accounting policy elections have been implemented. These policies are described below.
Allowance for Credit Losses – Available-for-Sale Securities
For available-for sale securities in an unrealized loss position, management first assesses whether (i) the Company intends to sell, or (ii) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either criteria are met, any previously recognized allowances are charged-off and the security's amortized cost is written down to fair value through income. If neither criteria are met, the security is evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and any adverse conditions specifically related to the security, among other factors.
If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income. Adjustments to the allowance are reported as a component of credit loss expense. Available-for-sale securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible or when either of the aforementioned criteria regarding intent or requirement to sell is met. The Company has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Accrued interest receivable associated with debt securities available-for-sale totaling $11.4 million at  March 31, 2020 is reported in other assets in the Consolidated Statements of Condition.
Allowance for Credit Losses – Held-to-Maturity Securities
Management measures expected credit losses on held-to-maturity securities on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Held-to-maturity securities are charged-off against the allowance when deemed to be uncollectible and adjustments to the allowance are reported as a component of credit loss expense. The Company has made the accounting policy election to exclude accrued interest receivable on held-to-maturity securities from the estimate of credit losses. Accrued interest receivable associated with debt securities held-to-maturity totaling $32.0 million at  March 31, 2020 is reported in other assets in the Consolidated Statements of Condition.

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
With regard to U.S. Treasury and residential mortgage-backed securities issued by the U.S. government, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. Accordingly, no ACL has been recorded for these securities. With regard to securities issued by corporations, states and/or political subdivisions and other held-to-maturity securities, management considers a number of factors, including: (i) issuer bond ratings; (ii) historical loss rates for given bond ratings; and (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities.
The amortized cost, ACL, gross unrealized gains and losses, and fair value of People’s United’s debt securities available-for-sale and debt securities held-to-maturity are as follows:

As of March 31, 2020 (in millions)	Amortized Cost	ACL (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale:
U.S. Treasury and agency	$731.3	$—	$15.9	$—	$747.2
GSE (2) mortgage-backed and CMO (3) securities	3,425.1	—	104.4	(0.1)	3,529.4
Total debt securities available-for-sale	$4,156.4	$—	$120.3	$(0.1)	$4,276.6
Debt securities held-to-maturity:
State and municipal	$2,574.9	$0.1	$151.4	$(1.5)	$2,724.9
GSE mortgage-backed securities	1,190.8	—	49.7	—	1,240.5
Corporate	96.2	1.8	1.6	(1.3)	98.3
Other	1.5	—	—	—	1.5
Total debt securities held-to-maturity	$3,863.4	$1.9	$202.7	$(2.8)	$4,065.2

(1)As discussed in Note 15, beginning January 1, 2020, an ACL is required to be recognized  (as appropriate) for debt securities.
(2)Government sponsored enterprise
(3)Collateralized mortgage obligation

As of December 31, 2019 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale:
U.S. Treasury and agency	$689.5	$0.4	$(2.8)	$687.1
GSE mortgage-backed and CMO securities	2,856.3	25.0	(4.1)	2,877.2
Total debt securities available-for-sale	$3,545.8	$25.4	$(6.9)	$3,564.3
Debt securities held-to-maturity:
State and municipal	$2,503.9	$142.0	$(0.4)	$2,645.5
GSE mortgage-backed securities	1,271.4	8.0	(0.3)	1,279.1
Corporate	92.4	1.5	—	93.9
Other	1.5	—	—	1.5
Total debt securities held-to-maturity	$3,869.2	$151.5	$(0.7)	$4,020.0
Both at adoption of the CECL standard on January 1, 2020 and at March 31, 2020, the ACL on debt securities held-to-maturity totaled $1.8 million related to corporate bonds and $0.1 million related to state and municipal securities. At March 31, 2020, no debt securities held-to-maturity were past due or in non-accrual status.

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
Credit Quality Indicators
Credit ratings, which are updated monthly, are a key measure for estimating the probability of a bond's default and for monitoring credit quality on an on-going basis. For bonds other than U.S. Treasuries and bonds issued or guaranteed by U.S. government agencies, credit ratings issued by one or more nationally recognized statistical rating organizations such as Moody's, S&P, Fitch or Kroll are considered in conjunction with an assessment by the Company's risk management department. In the case of multiple ratings, generally the lower rating prevails. Investment grade reflects a credit rating of BBB- or above.
The table below indicates the credit profile of the Company's debt securities held-to-maturity at amortized cost:

As of March 31, 2020 (in millions)	Investment Grade	Non-Investment Grade	Total
State and municipal	$2,574.5	$0.4	$2,574.9
GSE mortgage-backed securities	1,190.8	—	1,190.8
Corporate	91.2	5.0	96.2
Other	1.5	—	1.5
Total	$3,858.0	$5.4	$3,863.4
The following table summarizes those debt securities available-for-sale with unrealized losses at March 31, 2020, classified as to the length of time the losses have existed and, for which no ACL has been recognized:

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months Or Longer		Total
As of March 31, 2020 (in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities available-for-sale:
GSE mortgage-backed and CMO securities	$10.9	$(0.1)	$—	$—	$10.9	$(0.1)
Total	$10.9	$(0.1)	$—	$—	$10.9	$(0.1)
At March 31, 2020, two of the 272 available-for-sale debt securities owned by the Company had gross unrealized losses totaling less than $0.1 million. The GSE mortgage-backed and CMO securities with unrealized losses had AAA credit ratings and an average contractual maturity of 27 years.
As of March 31, 2020, no ACL has been recognized on available-for-sale debt securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. Rather, the cause of the gross unrealized losses with respect to all of the debt securities is directly related to changes in interest rates. At this time, management does not intend to sell such securities nor is it more likely than not, based upon available evidence, that management will be required to sell such securities prior to recovery. No credit impairment losses were recognized in the Consolidated Statements of Income for the three months ended March 31, 2020 or 2019.

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
The following table summarizes those debt securities with unrealized losses at December 31, 2019, classified as to the length of time the unrealized losses have existed. Certain unrealized losses totaled less than $0.1 million.

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months Or Longer		Total
As of December 31, 2019 (in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities available-for-sale:
GSE mortgage-backed and CMO securities	$565.4	$(3.1)	$509.3	$(1.0)	$1,074.7	$(4.1)
U.S. Treasury and agency	181.0	(0.4)	362.4	(2.4)	543.4	(2.8)
Total debt securities available-for-sale	$746.4	$(3.5)	$871.7	$(3.4)	$1,618.1	$(6.9)
Debt securities held-to-maturity:
GSE mortgage-backed securities	$100.9	$(0.3)	$9.1	$—	$110.0	$(0.3)
State and municipal	33.0	(0.2)	11.4	(0.2)	44.4	(0.4)
Corporate	3.5	—	8.6	—	12.1	—
Total debt securities held-to-maturity	$137.4	$(0.5)	$29.1	$(0.2)	$166.5	$(0.7)
At March 31, 2020 and December 31, 2019, debt securities available-for-sale with fair values of $2.46 billion and $2.43 billion, respectively, and debt securities held-to-maturity with amortized costs of $1.62 billion and $1.47 billion, respectively, were pledged as collateral for public deposits and for other purposes.

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
The following table is a summary of the amortized cost and fair value of debt securities as of March 31, 2020, based on remaining period to contractual maturity. Information for GSE mortgage-backed and CMO securities is based on the final contractual maturity dates without considering repayments and prepayments.

	Available-for-Sale		Held-to-Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury and agency:
Within 1 year	$200.8	$201.4	$—	$—
After 1 but within 5 years	530.5	545.8	—	—
Total	731.3	747.2	—	—
GSE mortgage-backed and CMO securities:
After 1 but within 5 years	83.2	87.3	841.2	879.3
After 5 but within 10 years	880.8	918.9	77.5	82.4
After 10 years	2,461.1	2,523.2	272.1	278.8
Total	3,425.1	3,529.4	1,190.8	1,240.5
State and municipal:
Within 1 year	—	—	10.0	10.0
After 1 but within 5 years	—	—	245.5	254.3
After 5 but within 10 years	—	—	471.4	499.4
After 10 years	—	—	1,848.0	1,961.2
Total	—	—	2,574.9	2,724.9
Corporate:
Within 1 year	—	—	5.0	5.0
After 1 but within 5 years	—	—	2.5	2.5
After 5 but within 10 years	—	—	88.7	90.8
Total	—	—	96.2	98.3
Other:
Within 1 year	—	—	1.5	1.5
Total	—	—	1.5	1.5
Total:
Within 1 year	200.8	201.4	16.5	16.5
After 1 but within 5 years	613.7	633.1	1089.2	1,136.1
After 5 but within 10 years	880.8	918.9	637.6	672.6
After 10 years	2,461.1	2,523.2	2,120.1	2,240.0
Total	$4,156.4	$4,276.6	$3,863.4	$4,065.2
Security transactions are recorded on the trade date. Realized gains and losses are determined using the specific identification method and reported in non-interest income.
Equity investments (other than equity method investments) are measured at fair value with changes in fair value recognized in net income. People’s United recorded unrealized losses of $1.4 million and unrealized gains of $0.2 million for the three months ended March 31, 2020 and 2019, respectively (included in other non-interest income in the Consolidated Statements of Income) relating to the change in fair value of its equity securities during the respective periods.

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
The Bank, as a member of the Federal Home Loan Bank (the “FHLB”) of Boston, is currently required to purchase and hold shares of capital stock in the FHLB of Boston (total cost of $178.7 million and $136.6 million at March 31, 2020 and December 31, 2019, respectively) in an amount equal to its membership base investment plus an activity based investment determined according to the Bank’s level of outstanding FHLB advances. As a result of prior acquisitions, the Bank acquired shares of capital stock in the FHLB of New York (total cost of $0.7 million at both March 31, 2020 and December 31, 2019). Based on the current capital adequacy and liquidity position of both the FHLB of Boston and the FHLB of New York, management believes there is no impairment in the Company’s investment at March 31, 2020 and the cost of the investment approximates fair value.
The Bank, as a member of the Federal Reserve Bank system, is currently required to purchase and hold shares of capital stock in the FRB-NY (total cost of $227.8 million and $203.8 million at March 31, 2020 and December 31, 2019, respectively) in an amount equal to 6% of its capital and surplus. Based on the current capital adequacy and liquidity position of the  FRB-NY, management believes there is no impairment in the Company’s investment at March 31, 2020 and the cost of the investment approximates fair value.

NOTE 3. LOANS
As a result of adopting the CECL standard on January 1, 2020, the Company’s prior distinction between the originated loan portfolio and the acquired loan portfolio is no longer necessary. Accordingly, prior period disclosures have been revised to conform to the current period presentation.
People’s United has identified two loan portfolio segments, Commercial and Retail, which are comprised of the following loan classes:

•Commercial Portfolio: commercial real estate; commercial and industrial; equipment financing; and mortgage warehouse/asset based lending ("MWABL").
•Retail Portfolio: residential mortgage; home equity; and other consumer.
These portfolio segments and loan classes are unchanged following the adoption of the CECL standard with the exception of MWABL which, prior to January 1, 2020, was included in commercial and industrial. The following table summarizes People’s United’s loans by loan portfolio segment and class:

(in millions)	March 31, 2020	December 31, 2019
Commercial:
Commercial real estate	$14,651.6	$14,762.3
Commercial and industrial	9,097.7	8,693.2
Equipment financing	5,012.7	4,910.4
MWABL	2,948.0	2,348.4
Total Commercial Portfolio	31,710.0	30,714.3
Retail:
Residential mortgage:
Adjustable-rate	6,825.2	7,064.8
Fixed-rate	3,256.7	3,253.3
Total residential mortgage	10,081.9	10,318.1
Home equity and other consumer:
Home equity	2,349.9	2,406.5
Other consumer	142.2	157.2
Total home equity and other consumer	2,492.1	2,563.7
Total Retail Portfolio	12,574.0	12,881.8
Total loans	$44,284.0	$43,596.1
In connection with the Company’s adoption of the CECL standard, selected accounting policies related to loans have been revised and/or certain accounting policy elections have been implemented. These policies are described below.

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
Basis of Accounting
Loans are reported at amortized cost less the ACL. Interest on loans is accrued to income monthly based on outstanding principal balances. Loan origination fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized in interest income as an adjustment of yield. Depending on the loan portfolio, amounts are amortized or accreted using the level yield method over either the actual life or the estimated average life of the loan. Net deferred loan costs, which are included in loans by respective class, totaled $73.5 million at March 31, 2020 and $87.5 million at December 31, 2019.
Allowance for Credit Losses
The ACL on loans, calculated in accordance with the CECL standard, is deducted from the amortized cost basis of loans to present the net amount expected to be collected. The amount of the allowance represents management's best estimate of current expected credit losses on loans considering available information, from both internal and external sources, deemed relevant to assessing collectability over the loans' contractual terms, adjusted for expected prepayments when appropriate. Accrued interest on loans is excluded from the calculation of the ACL due to the Bank’s established non-accrual policy which results in the reversal of uncollectible accrued interest on non-accrual loans against interest income in a timely manner (see below). Accrued interest receivable associated with loans totaling $111.9 million at March 31, 2020 is reported in other assets in the Consolidated Statements of Condition. See Note 4, “Allowance for Credit Losses”.
Purchased Credit Deteriorated (“PCD”) Loans
In addition to originating loans, the Company may acquire loans through portfolio purchases or acquisitions of other companies. Purchased loans that have evidence of more than insignificant credit deterioration since origination are deemed PCD loans. In connection with its adoption of the CECL standard, the Company did not reassess whether previously recognized purchased credit impaired (“PCI”) loans accounted for under prior accounting guidance met the criteria of a PCD loan as of the date of adoption. PCD loans are initially recorded at fair value along with an ACL determined using the same methodology as originated loans. The sum of the loan's purchase price and ACL becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the ACL are recorded through provision for credit losses.
Past Due and Non-Accrual Loans
Loans are considered past due if required principal and interest payments have not been received as of the date such payments were contractually due. A loan is generally considered “non-performing” when it is placed on non-accrual status. A loan is generally placed on non-accrual status when it becomes 90 days past due as to interest or principal payments. A loan may be placed on non-accrual status before it reaches 90 days past due if such loan has been identified as presenting uncertainty with respect to the collectability of interest and principal. A loan past due 90 days or more may remain on accruing status if such loan is both well secured and in the process of collection.
All previously accrued but unpaid interest on non-accrual loans is reversed from interest income in the period in which the accrual of interest is discontinued. Interest payments received on non-accrual loans are generally applied as a reduction of principal if future collections are doubtful, although such interest payments may be recognized as income. Interest income recognized on non-accrual loans for the three months ended March 31, 2020 totaled less than $0.5 million. A loan remains on non-accrual status until the factors that indicated doubtful collectability no longer exist or until a loan is determined to be uncollectible and is charged-off against the ACL. There were no loans past due 90 days or more and still accruing interest at March 31, 2020 or December 31, 2019.

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
The following tables summarize aging information by class of loan:

		Past Due
As of March 31, 2020 (in millions)	Current	30-89 Days	90 Days or More	Total	Total
Commercial:
Commercial real estate	$14,580.0	$43.7	$27.9	$71.6	$14,651.6
Commercial and industrial	9,055.4	18.8	23.5	42.3	9,097.7
Equipment financing	4,853.2	136.4	23.1	159.5	5,012.7
MWABL	2,948.0	—	—	—	2,948.0
Total	31,436.6	198.9	74.5	273.4	31,710.0
Retail:
Residential mortgage	9,978.3	64.2	39.4	103.6	10,081.9
Home equity	2,325.3	13.3	11.3	24.6	2,349.9
Other consumer	141.2	0.9	0.1	1.0	142.2
Total	12,444.8	78.4	50.8	129.2	12,574.0
Total loans	$43,881.4	$277.3	$125.3	$402.6	$44,284.0
Included in the “Current” and “30-89 Days” categories above are early non-performing commercial real estate loans, commercial and industrial loans, equipment financing loans and MWABL loans totaling $24.2 million, $33.6 million, $19.4 million and $1.1 million, respectively, and $38.0 million of retail loans in the process of foreclosure or bankruptcy. These loans are less than 90 days past due but have been placed on non-accrual status as a result of having been identified as presenting uncertainty with respect to the collectability of interest and principal.

		Past Due
As of December 31, 2019 (in millions)	Current	30-89 Days	90 Days or More	Total	Total
Commercial:
Commercial real estate	$14,713.8	$22.3	$26.2	$48.5	$14,762.3
Commercial and industrial	11,010.7	13.1	17.8	30.9	11,041.6
Equipment financing	4,791.0	97.9	21.5	119.4	4,910.4
Total	30,515.5	133.3	65.5	198.8	30,714.3
Retail:
Residential mortgage	10,215.9	65.5	36.7	102.2	10,318.1
Home equity	2,385.7	9.9	10.9	20.8	2,406.5
Other consumer	156.1	1.1	—	1.1	157.2
Total	12,757.7	76.5	47.6	124.1	12,881.8
Total loans	$43,273.2	$209.8	$113.1	$322.9	$43,596.1
Included in the “Current” and “30-89 Days” categories above are early non-performing commercial real estate loans, commercial and industrial loans, and equipment financing loans totaling $27.6 million, $23.0 million and $26.2 million, respectively, and $36.8 million of retail loans in the process of foreclosure or bankruptcy. These loans are less than 90 days past due but have been placed on non-accrual status as a result of having been identified as presenting uncertainty with respect to the collectability of interest and principal.

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
The recorded investment in non-accrual loans, by class of loan and year of origination, is summarized as follows:

	March 31, 2020									Dec. 31, 2019
	Non-Accrual Loans
(in millions)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total	Non-Accrual Loans With No ACL	Non-Accrual Loans
Commercial:
Commercial real estate	$—	$16.3	$2.1	$2.1	$4.9	$28.0	$0.1	$53.5	$5.3	$53.8
Commercial and industrial	0.3	2.9	0.6	2.2	2.1	14.7	31.7	54.5	7.2	38.5
Equipment financing	0.9	10.6	13.4	8.6	4.3	4.7	—	42.5	1.9	47.7
MWABL	—	—	—	—	—	—	1.1	1.1	—	—
Total (1)	1.2	29.8	16.1	12.9	11.3	47.4	32.9	151.6	14.4	140.0
Retail:
Residential mortgage	—	1.3	3.2	2.3	1.4	58.4	—	66.6	22.0	63.3
Home equity	—	—	0.1	—	0.2	3.7	18.1	22.1	5.6	20.8
Other consumer	—	—	0.1	—	—	—	—	0.1	—	—
Total (2)	—	1.3	3.4	2.3	1.6	62.1	18.1	88.8	27.6	84.1
Total	$1.2	$31.1	$19.5	$15.2	$12.9	$109.5	$51.0	$240.4	$42.0	$224.1

(1)Reported net of government guarantees totaling $1.2 million and $1.3 million at March 31, 2020 and  December 31, 2019, respectively. These government guarantees relate, almost entirely, to guarantees provided by the Small Business Administration as well as selected other Federal agencies and represent the carrying value of the loans that are covered by such guarantees, the extent of which (i.e. full or partial) varies by loan. At March 31, 2020, all of the government guarantees related to commercial and industrial loans.
(2)Includes $25.4 million and $17.0 million of loans in the process of foreclosure at March 31, 2020 and December 31, 2019, respectively.
Collateral Dependent Loans
Loans for which the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral are considered to be collateral dependent loans. Collateral can have a significant financial effect in mitigating exposure to credit risk and, where there is sufficient collateral, an allowance for expected credit losses is not recognized or is minimal.
For collateral dependent commercial loans, the allowance for expected credit losses is individually assessed based on the fair value of the collateral. Various types of collateral are used, including real estate, inventory, equipment, accounts receivable, securities and cash, among others. For commercial real estate loans, collateral values are generally based on appraisals which are updated based on management judgment under the specific circumstances on a case-by-case basis. The collateral value for other financial assets is generally based on quoted market prices or broker quotes (in the case of securities) or appraisals. Commercial loan balances are charged-off at the time all or a portion of the balance is deemed uncollectible.  At March 31, 2020, the Company had collateral dependent commercial loans totaling $28.1 million.
Collateral dependent residential mortgage and home equity loans are carried at the lower of amortized cost or fair value of the collateral less costs to sell, with any excess in the carrying amount of the loan representing the related ACL. Collateral values are based on broker price opinions or appraisals. At March 31, 2020, the Company had collateral dependent residential mortgage and home equity loans totaling $29.2 million.

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
Troubled Debt Restructurings (“TDRs”)
TDRs, which, beginning in 2020, also includes loans reasonably expected to become TDRs, represent loans for which the original contractual terms have been modified to provide for terms that are less than what the Company would be willing to accept for new loans with comparable risk because of deterioration in the borrower's financial condition. Such loan modifications are handled on a case-by-case basis and are negotiated to achieve mutually agreeable terms that maximize loan collectability and meet the borrower’s financial needs. Modifications may include changes to one or more terms of the loan, including, but not limited to: (i) payment deferral; (ii) a reduction in the stated interest rate for the remaining contractual life of the loan; (iii) an extension of the loan’s original contractual term at a stated interest rate lower than the current market rate for a new loan with similar risk; (iv) capitalization of interest; or (v) forgiveness of principal or interest.
TDRs may either be accruing or placed on non-accrual status (and reported as non-accrual loans) depending upon the loan’s specific circumstances, including the nature and extent of the related modifications. TDRs on non-accrual status remain classified as such until the loan qualifies for return to accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months in the case of a commercial loan or, in the case of a retail loan, when the loan is less than 90 days past due. Loans may continue to be reported as TDRs after they are returned to accrual status. In accordance with regulatory guidance, residential mortgage and home equity loans restructured in connection with the borrower’s bankruptcy and meeting certain criteria are also required to be classified as TDRs, included in non-accrual loans and written down to the estimated collateral value, regardless of delinquency status.
At March 31, 2020 and December 31, 2019, People’s United’s recorded investment in loans classified as TDRs totaled $178.9 million and $177.0 million, respectively. The related ACL was $13.1 million at March 31, 2020 and $4.3 million at December 31, 2019. Interest income recognized on TDRs totaled $1.3 million and $1.6 million for the three months ended March 31, 2020 and 2019, respectively. Funding under commitments to lend additional amounts to borrowers with loans classified as TDRs was immaterial for the three months ended March 31, 2020 and 2019. Loans that were modified and classified as TDRs during the three months ended March 31, 2020 and 2019 principally involve reduced payment and/or payment deferral, extension of term (generally no more than two years for commercial loans and five years for retail loans)  and/or a temporary reduction of interest rate (generally less than 200 basis points).
The CARES Act and guidance recently issued by the Federal banking agencies provides that certain short-term loan modifications to borrowers experiencing financial distress as a result of the economic impacts created by the COVID-19 pandemic are not required to be treated as TDRs under GAAP. As such, the Company suspended TDR accounting for COVID-19 related loan modifications meeting the loan modification criteria set forth under the CARES Act or as specified in the regulatory guidance. Further, loans granted payment deferrals related to COVID-19 are not required to be reported as past due or placed on non-accrual status (provided the loans were not past due or on non-accrual status prior to the deferral).

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
The following tables summarize, by class of loan, the recorded investments in loans modified as TDRs during the three months ended March 31, 2020 and 2019. For purposes of this disclosure, recorded investments represent amounts immediately prior to and subsequent to the restructuring.

	Three Months Ended March 31, 2020
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial:
Commercial real estate (1)	5	$3.7	$3.7
Commercial and industrial (2)	10	9.0	9.0
Equipment financing (3)	9	3.1	3.1
MWABL	—	—	—
Total	24	15.8	15.8
Retail:
Residential mortgage (4)	13	6.2	6.2
Home equity (5)	17	2.1	2.1
Other consumer	—	—	—
Total	30	8.3	8.3
Total	54	$24.1	$24.1

(1)Represents the following concessions: extension of term (4 contracts; recorded investment of $3.2 million); or a reduced payment and/or payment deferral (1 contract; recorded investment of $0.5 million).
(2)Represents the following concessions: extension of term (5 contracts; recorded investment of $7.4 million); reduced payment and/or payment deferral (1 contract; recorded investment of $0.3 million); or a combination of concessions  (4 contract; recorded investment of $1.3 million).
(3)Represents the following concessions: extension of term (1 contract; recorded investment of $1.2 million); reduced payment and/or payment deferral (5 contracts; recorded investment of $0.5 million); or a combination of concessions  (3 contracts; recorded investment of $1.4 million).
(4)Represents the following concessions: loans restructured through bankruptcy (3 contracts; recorded investment of $0.6 million); reduced payment and/or payment deferral (9 contracts; recorded investment of $5.5 million); or a combination of concessions (1 contract; recorded investment of $0.1 million).
(5)Represents the following concessions: loans restructured through bankruptcy (5 contracts; recorded investment of $0.5 million); reduced payment and/or payment deferral (1 contract; recorded investment of $0.1 million); or a combination of concessions (11 contracts; recorded investment of $1.5 million).

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

(1)Represents the following concession: reduced payment and/or payment deferral (2 contracts; recorded investment of $3.0 million).
(2)Represents the following concessions: extension of term (4 contracts; recorded investment of $1.4 million).
(3)Represents the following concessions: extension of term (8 contracts; recorded investment of $6.6 million); reduced payment and/or payment deferral (5 contracts; recorded investment of $0.5 million); or a combination of concessions  (1 contract; recorded investment of $0.2 million).
(4)Represents the following concessions: loans restructured through bankruptcy (9 contracts; recorded investment of $1.1 million); reduced payment and/or payment deferral (5 contracts; recorded investment of $2.2 million); or a combination of concessions (6 contracts; recorded investment of $2.3 million).
(5)Represents the following concessions: loans restructured through bankruptcy (9 contracts; recorded investment of $0.6 million); reduced payment and/or payment deferral (3 contracts; recorded investment of $0.5 million); or a combination of concessions (10 contracts; recorded investment of $1.0 million).

The following is a summary, by class of loan, of information related to TDRs completed within the previous 12 months that subsequently defaulted during the three months ended March 31, 2020 and 2019. For purposes of this disclosure, the previous 12 months is measured from April 1 of the respective prior year and a default represents a previously-modified loan that became past due 30 days or more during the three months ended March 31, 2020 or 2019.

	Three Months Ended March 31,
	2020		2019
(dollars in millions)	Number of Contracts	Recorded Investment as of Period End	Number of Contracts	Recorded Investment as of Period End
Commercial:
Commercial real estate	—	$—	—	$—
Commercial and industrial	1	0.1	—	—
Equipment financing	4	2.5	2	2.9
MWABL	—	—	—	—
Total	5	2.6	2	2.9
Retail:
Residential mortgage	3	1.3	3	1.3
Home equity	1	—	2	0.4
Other consumer	—	—	—	—
Total	4	1.3	5	1.7
Total	9	$3.9	7	$4.6

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
Loan Charge-Offs
The Company’s charge-off policies, which comply with standards established by banking regulators, are consistently applied from period to period. Charge-offs are recorded on a monthly basis. Partially charged-off loans continue to be evaluated on a monthly basis and additional charge-offs or credit loss provisions may be recorded on the remaining loan balance based on the same criteria.
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
For commercial loans, a charge-off is recorded when the Company determines that it will not collect all amounts contractually due based on the fair value of the collateral less cost to sell.
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
Credit Quality Indicators
As part of the on-going monitoring of the credit quality of the loan portfolio, management tracks certain credit quality indicators including trends related to: (i) internal Commercial loan risk ratings; (ii) internal Retail loan risk classification; and (iii) non-accrual loans (see details above).
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

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
The following table presents Commercial loan risk ratings, by class of loan and year of origination, as of March 31, 2020:

(in millions)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
Commercial real estate:
Pass	$335.3	$1,762.3	$1,730.4	$1,703.1	$1,584.0	$6,615.0	$380.7	$14,110.8
Special Mention	—	8.7	91.4	28.0	38.6	115.3	2.4	284.4
Substandard	2.3	29.3	22.9	29.2	6.6	161.6	2.9	254.8
Doubtful	—	—	—	—	—	1.6	—	1.6
Total	$337.6	$1,800.3	$1,844.7	$1,760.3	$1,629.2	$6,893.5	$386.0	$14,651.6

Commercial and industrial:
Pass	$674.1	$1,876.3	$1,015.3	$801.6	$635.6	$1,930.1	$1,635.0	$8,568.0
Special Mention	2.1	11.5	22.3	6.1	39.8	63.1	41.9	186.8
Substandard	0.7	11.5	57.0	37.0	12.3	127.4	93.5	339.4
Doubtful	—	—	—	0.6	1.2	—	1.7	3.5
Total	$676.9	$1,899.3	$1,094.6	$845.3	$688.9	$2,120.6	$1,772.1	$9,097.7

Equipment financing:
Pass	$556.4	$1,843.0	$1,068.9	$587.7	$303.1	$164.3	$—	$4,523.4
Special Mention	13.5	33.7	16.1	10.9	4.4	1.7	—	80.3
Substandard	45.2	161.2	101.8	56.5	13.1	31.2	—	409.0
Doubtful	—	—	—	—	—	—	—	—
Total	$615.1	$2,037.9	$1,186.8	$655.1	$320.6	$197.2	$—	$5,012.7

MWABL:
Pass	$2.6	$10.8	$15.0	$6.6	$21.0	$62.7	$2,697.0	$2,815.7
Special Mention	—	7.3	—	—	—	—	68.6	75.9
Substandard	—	—	—	1.9	0.7	1.9	51.9	56.4
Doubtful	—	—	—	—	—	—	—	—
Total	$2.6	$18.1	$15.0	$8.5	$21.7	$64.6	$2,817.5	$2,948.0

Retail Credit Quality Indicators
Pools of Retail loans with similar risk and loss characteristics are also assessed for losses. These loan pools include residential mortgage, home equity and other consumer loans that are not assigned individual loan risk ratings. Rather, the assessment of these portfolios is based upon a consideration of recent historical loss experience, broader portfolio indicators, including trends in delinquencies, non-accrual loans and portfolio concentrations, and portfolio-specific risk characteristics, the combination of which determines whether a loan is classified as “High”, “Moderate” or “Low” risk.
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
The following table presents Retail loan risk classification, by class of loan and year of origination, as of March 31, 2020:

(in millions)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
Residential mortgage:
Low Risk	$51.5	$400.9	$423.9	$560.7	$1,130.5	$1,937.1	$—	$4,504.6
Moderate Risk	132.7	640.0	835.4	967.7	928.3	1,335.1	—	4,839.2
High Risk	26.4	79.8	117.6	114.1	104.8	295.4	—	738.1
Total	$210.6	$1,120.7	$1,376.9	$1,642.5	$2,163.6	$3,567.6	$—	$10,081.9

Home equity:
Low Risk	$—	$—	$—	$—	$—	$31.7	$335.2	$366.9
Moderate Risk	0.4	15.3	12.1	6.1	3.2	35.2	689.5	761.8
High Risk	2.0	27.9	83.0	68.0	27.5	14.3	998.5	1,221.2
Total	$2.4	$43.2	$95.1	$74.1	$30.7	$81.2	$2,023.2	$2,349.9

Other consumer:
Low Risk	$1.6	$10.0	$6.3	$1.5	$0.5	$4.8	$—	$24.7
Moderate Risk	—	0.1	0.2	0.1	0.2	5.3	—	5.9
High Risk	3.3	58.2	42.5	3.8	0.8	3.0	—	111.6
Total	$4.9	$68.3	$49.0	$5.4	$1.5	$13.1	$—	$142.2

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
The following tables present Commercial and Retail credit quality indicators as of December 31, 2019:

(in millions)	Commercial Real Estate	Commercial and Industrial	Equipment Financing	Total
Commercial:
Pass	$14,222.3	$10,391.7	$4,433.5	$29,047.5
Special mention	334.3	330.4	76.5	741.2
Substandard	202.6	315.8	400.4	918.8
Doubtful	3.1	3.7	—	6.8
Total	$14,762.3	$11,041.6	$4,910.4	$30,714.3

(in millions)	Residential Mortgage	Home Equity	Other Consumer	Total
Retail:
Low risk	$4,410.0	$747.3	$24.9	$5,182.2
Moderate risk	4,958.3	548.5	5.9	5,512.7
High risk	949.8	1,110.7	126.4	2,186.9
Total	$10,318.1	$2,406.5	$157.2	$12,881.8

Other Real Estate Owned and Repossessed Assets (included in Other Assets)
Other real estate owned (“REO”) was comprised of residential and commercial properties totaling $9.5 million and $7.3 million, respectively, at March 31, 2020, and $11.9 million and $7.3 million, respectively, at December 31, 2019. Repossessed assets totaled $4.6 million and $4.2 million at March 31, 2020 and December 31, 2019, respectively.
Loans Held for Sale
Loans held-for-sale at March 31, 2020 and December 31, 2019 included newly-originated residential mortgage loans with carrying amounts of $19.2 million and $19.7 million, respectively. At December 31, 2019, loans held-for-sale also included $333.7 million of consumer loans and $157.9 million of commercial loans previously acquired in the United Financial Bancorp, Inc. acquisition. All of the consumer and commercial loans were sold during the first quarter of 2020, resulting in a gain, net of expenses, of $16.9 million.

NOTE 4. ALLOWANCE FOR CREDIT LOSSES
On January 1, 2020, the Company adopted the CECL standard which requires the measurement of expected credit losses for financial assets measured at amortized cost, including loans, and certain off-balance-sheet credit exposures.
Allowance for Credit Losses – Loans
Under the CECL standard, the Company determines the ACL on loans based upon a consideration of its historical portfolio loss experience, current borrower-specific risk characteristics, forecasts of future economic conditions and other relevant factors. The allowance is measured on a collective (pool) basis when similar risk characteristics exist. Loans that do not share common risk characteristics are evaluated on an individual basis and are excluded from the collective evaluation.
The Company’s loan portfolio segments include Commercial and Retail and each of these segments comprises multiple loan classes, which are characterized by similarities in initial measurement, risk attributes, and the manner in which credit risk is monitored and assessed. The Commercial loan portfolio segment is comprised of the commercial real estate, commercial and industrial, equipment financing and MWABL loan classes. The Retail loan portfolio segment is comprised of the residential mortgage, home equity and other consumer loan classes. Common characteristics and risk profiles include the type/purpose of loan and historical/expected credit loss patterns. The Company periodically reassesses each pool to ensure the loans within the pool continue to share similar characteristics and risk profiles and to determine whether further segmentation is necessary.

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
The ACL on loans represents management’s current estimate of lifetime expected credit losses inherent in the loan portfolio at the balance sheet date. As such, the estimate of expected credit losses is dependent upon portfolio size, composition and credit quality, as well as economic conditions and forecasts existing at that time. Expected future losses are estimated for the loan's entire contractual term adjusted for anticipated prepayments, as appropriate. The contractual term excludes expected extensions, renewals, and modifications unless (i) management has a reasonable expectation that a TDR will be executed with an individual borrower or (ii) such extension or renewal options are not unconditionally cancellable by the Company and, in such cases, the borrower is likely to meet applicable conditions and likely to request extension or renewal.
Credit loss expense related to loans reflects the totality of actions taken on all loans for a particular period including any necessary increases or decreases in the allowance related to changes in credit loss expectations associated with specific loans or pools of loans. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged-off. While management utilizes its best judgment and information available, the ultimate appropriateness of the allowance is dependent upon a variety of factors beyond management's control, including the performance of the loan portfolio, changes in interest rates and the broader economy.
The ACL on loans is comprised of three components: (i) quantitative (formulaic) reserves; (ii) qualitative (judgmental) reserves; and (iii) individual loan reserves.
Quantitative Component
Management estimates the quantitative component by projecting (i) probability-of-default, representing the likelihood that a loan will stop performing/default (“PD”), (ii) loss-given-default, representing the expected loss rate for loans in default (“LGD”) and (iii) exposure-at-default (“EAD”), representing the estimated outstanding principal balance of the loans upon default, based on economic parameters for each month of a loan’s remaining contractual term. Expected credit losses for the quantitative component are calculated as the product of the PD, LGD and EAD.
Historical credit experience provides the basis for the estimation of expected credit losses, with adjustments made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency levels and terms, as well as for changes in the economic environment over a reasonable and supportable forecast period. The Company utilizes a two-year reasonable and supportable forecast period followed by a one-year period over which estimated losses revert to historical loss experience for the remaining life of the loan.
PDs are estimated by analyzing internal data related to the historical performance of each loan pool over an economic cycle. PDs are adjusted to reflect the current impact of certain macroeconomic variables as well as their expected changes over the reasonable and supportable forecast period. The LGD is based on historical losses for each loan pool, adjusted to reflect the current impact of certain macroeconomic variables as well as their expected changes over a two-year forecast period. EAD is estimated using a linear regression model that estimates the average percentage of the loan balance that remains at the time of a default event. The macroeconomic variables utilized as inputs in the Company’s quantitative modeling process were selected primarily based on their relevance and correlation to historical credit losses. By reverting such modeling inputs to their historical mean and considering loan/borrower specific attributes, the Company’s quantitative models yield a measurement of expected credit losses reflective of average historical loss rates for periods subsequent to the twelve-month reversion period. This same forecast/reversion period is used for all macroeconomic variables employed in all of the Company’s models.
The measurement of expected credit losses is impacted by loan/borrower attributes and certain macroeconomic variables. Significant loan/borrower attributes utilized in the Company’s quantitative modeling include, among other things:  (i) origination date; (ii) maturity date; (iii) payment type; (iv) collateral type and amount; (v) current risk rating; (vi) current unpaid balance and commitment utilization rate; and (vii) payment status/delinquency history. Significant macroeconomic variables utilized in the Company’s quantitative modeling include, among other things: (i) U.S. Gross Domestic Product;  (ii) selected market interest rates including U.S. Treasury rates, Prime rate, 30-year fixed mortgage rate, BBB corporate bond rate (spread), among others; (iii) unemployment rates; and (iv) commercial and residential property prices.
In establishing its estimate of expected credit losses, the Company typically employs three separate, externally-sourced forward-looking economic scenarios. Those scenarios, which range from more benign to more severe, represent a ‘most likely outcome’ (the “Baseline” scenario) and two less likely scenarios referred to as the “Upside” scenario and the “Downside” scenario. Each scenario is assigned a weighting with a majority of the weighting placed on the Baseline scenario and lower weights placed on both the Upside and Downside scenarios. The weighting assigned by management is based on the economic outlook and available information at the reporting date. The resultant weighted estimate of expected credit losses is compared to the result of the Baseline scenario with the difference included as an element of the qualitative component (see below). The Company recognizes an approach using three scenarios may be insufficient in certain economic environments. This may result in a change to the weighting assigned to the three scenarios or the inclusion of additional scenarios.

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
For instance, as a result of the deterioration in economic conditions caused by the spread of the COVID-19 pandemic during the first quarter of 2020, and the corresponding increase in economic uncertainty, a fourth forward-looking economic scenario (the “Severe Downside” scenario) was also considered for purposes of estimating expected credit losses at March 31, 2020. All four scenarios reflected the effects of the COVID-19 pandemic as well as the United States’ monetary and fiscal response. Each scenario was assigned a weighting with the majority of the weighting placed on the Baseline scenario and lower weights placed on each of the Upside, Downside and Severe Downside scenarios. The weighting assigned by management was based on the economic outlook and available information at that date.
Qualitative Component
The ACL on loans also includes qualitative considerations related to idiosyncratic risk factors, changes in current economic conditions that may not be reflected in quantitatively-derived results, and other relevant factors. These qualitative adjustments may increase or decrease management's estimate of expected credit losses by a calculated percentage or amount based upon the estimated level of risk.
The various risks that may be considered in making qualitative adjustments include, among other things, the impact of: (i) changes in lending policies and procedures, including changes in underwriting standards and practices for collections,  write-offs, and recoveries; (ii) actual and expected changes in international, national, regional, and local economic and business conditions and developments that affect collectability of the loan pools; (iii) changes in the nature and volume of the loan pools and in the terms of the underlying loans; (iv) changes in the experience, ability, and depth of our lending management and staff; (v) changes in volume and severity of past due financial assets, the volume of non-accrual assets, and the volume and severity of adversely classified or graded assets; (vi) changes in the quality of our credit review function; (vii) changes in the value of the underlying collateral for loans that are non-collateral dependent; (viii) the existence, growth, and effect of any concentrations of credit; and (ix) other external factors such as the regulatory, legal and technological environments, competition and events, such as natural disasters or health pandemics.
While the Company’s loss estimation methodologies strive to reflect all relevant risk factors, uncertainty exists associated with, but not limited to, potential imprecision in the estimation process due to the inherent time lag of obtaining information and normal variations between estimates and actual outcomes, including with respect to forward-looking economic forecasts. The qualitative component is designed to provide coverage for losses attributable to such risks.
Individual Component
In some cases, management may determine that an individual loan exhibits unique risk characteristics which differentiate that loan from other loans within the pool. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific allocations of the ACL are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk of the loan and economic conditions affecting the borrower’s industry, among other things. For collateral dependent loans, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. The Company reevaluates the fair value of collateral supporting collateral dependent loans on a quarterly basis. Specific allocations of the ACL for loans evaluated on an individual basis totaled $8.9 million at March 31, 2020.

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
The following tables present a summary, by loan portfolio segment, of activity in the ACL for the three months ended March 31, 2020 and 2019:

Three months ended
March 31, 2020 (in millions)	Commercial	Retail	Total
Balance at beginning of period, prior to adoption of CECL	$217.9	$28.7	$246.6
CECL transition adjustment	(17.3)	89.5	72.2
Charge-offs	(9.7)	(2.9)	(12.6)
Recoveries	1.4	0.6	2.0
Net loan charge-offs	(8.3)	(2.3)	(10.6)
Provision for credit losses	19.5	14.0	33.5
Balance at end of period	$211.8	$129.9	$341.7

Three months ended
March 31, 2019 (in millions)	Commercial	Retail	Total
Balance at beginning of period	$209.5	$30.9	$240.4
Charge-offs	(6.4)	(1.1)	(7.5)
Recoveries	1.4	1.0	2.4
Net loan charge-offs	(5.0)	(0.1)	(5.1)
Provision for credit losses	4.5	1.1	5.6
Balance at end of period	$209.0	$31.9	$240.9

Allowance for Credit Losses – Off-Balance-Sheet Exposures
An ACL on off-balance-sheet exposures is reported in other liabilities in the Consolidated Statements of Condition. This liability represents an estimate of expected credit losses arising from off-balance-sheet exposures such as letters of credit, guarantees and unfunded commitments to extend credit. The process for measuring lifetime expected credit losses on such exposures is consistent with that for Commercial and Retail loans as discussed above (as applicable), but is subject to an additional estimate reflecting the likelihood that funding will occur. Adjustments to the liability are reported as a component of credit loss expense. No liability is recognized for off-balance-sheet credit exposures that are unconditionally cancellable.
The following table summarizes the changes in the ACL on off-balance sheet credit exposures:

(in millions)	Three Months Ended March 31, 2020
Balance at beginning of the period	$5.6
CECL transition adjustment	14.5
Balance at beginning of period, adjusted	20.1
Provision charged (credited) to income	0.6
Balance at end of period	$20.7

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)

NOTE 5. LEASES
Effective January 1, 2019, People's United adopted new accounting guidance relating to real estate (primarily branch locations) and office equipment subject to non-cancelable operating lease agreements entered into by the Company as lessee. The amount of the right-of-use ("ROU") assets and corresponding lease liabilities recorded upon adoption were based, primarily, on the present value of unpaid future minimum lease payments, the amount of which is dependent upon the population of leases in effect at the date of adoption, as well as assumptions with respect to renewals and/or extensions and the interest rate used to discount the future lease obligations.
As it relates to lease agreements entered into with equipment financing customers, and for which the Company acts as lessor, the impact principally relates to the definition of eligible initial direct costs ("IDC") under the new guidance. Specifically, the standard maintains a narrower definition of IDC which will result in the Company recognizing immediately (rather than deferring) certain lease origination-related expenses. Such expenses would be offset by the recognition of a higher yield on the underlying leases over their contractual term.
Upon adoption, the Company recognized (i) operating lease liabilities totaling $268.8 million, based on the present value of the remaining minimum lease payments, determined using a discount rate as of the effective date and (ii) corresponding ROU assets totaling $248.5 million, based upon the operating lease liabilities, adjusted for prepaid and deferred rent, and liabilities associated with lease termination costs.
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
The residual value component of a lease financing receivable represents the estimated fair value of the leased equipment at the end of the lease term. In establishing residual value estimates, the Company may rely on industry data, historical experience, independent appraisals and, where appropriate, information regarding product life cycle, product upgrades and competing products. Upon expiration of a lease, residual assets are remarketed, resulting in an extension of the lease by the lessee, a lease to a new customer or purchase of the residual asset by the lessee or another party. Impairment of residual values arises if the expected fair value is less than the carrying amount. The Company assesses its net investment in lease financing receivables (including residual values) for impairment on a quarterly basis with any impairment losses recognized in accordance with the impairment guidance for financial instruments. As such, net investment in lease financing receivables may be reduced by an ACL with changes recognized as provision expense.
The composition of the Company’s total net investment in lease financing receivables included within equipment financing loans in the Consolidated Statements of Condition was as follows:

(in millions)	March 31, 2020	December 31, 2019
Lease payments receivable	$1,451.7	$1,417.1
Estimated residual value of leased assets	128.7	128.0
Gross investment in lease financing receivables	1,580.4	1,545.1
Plus: Deferred origination costs	13.0	13.4
Less: Unearned income	(158.5)	(156.9)
Total net investment in lease financing receivables	$1,434.9	$1,401.6

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
The contractual maturities of the Company's lease financing receivables were as follows:

(in millions)	March 31, 2020
2020 (1)	$408.6
2021	448.4
2022	340.8
2023	208.7
2024	117.7
Later years	56.2
Total	$1,580.4
(1)Contractual maturities for the nine months remaining in 2020.
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
The following table summarizes People's United's total lease income:

	Three Months Ended March 31,
(in millions)	2020	2019
Lease financing receivables	$17.6	$15.5
Operating leases	12.6	12.7
Total lease income	$30.2	$28.2
Lessee Arrangements
Substantially all of the Company’s lessee arrangements represent non-cancelable operating leases for real estate (primarily branch locations) and office equipment with terms extending through 2054. Under these arrangements, People's United records ROU assets and corresponding lease liabilities at lease commencement. Lease liabilities are recognized based on the present value of the remaining lease payments and discounted using the Company’s incremental borrowing rate for borrowings of similar term. ROU assets initially equal the related lease liability, adjusted for any lease payments made prior to the lease commencement and any lease incentives. Portions of certain properties are subleased for terms extending through 2028.
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

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
The following tables provide the components of lease cost and supplemental information:

	Three Months Ended March 31,
(in millions)	2020	2019
Operating lease cost	$16.7	$15.3
Variable lease cost	3.1	2.3
Finance lease cost	0.1	—
Sublease income	(0.5)	(0.4)
Net lease cost	$19.4	$17.2

(dollars in millions)	March 31, 2020	December 31, 2019
Lease ROU assets:
Operating leases	$275.9	$276.6
Finance leases	2.5	2.6
Lease liabilities:
Operating leases	307.5	307.9
Finance leases	5.2	5.3
Weighted-average discount rate:
Operating leases	3.12%	3.13%
Finance leases	2.58	2.58
Weighted-average remaining lease term (in years):
Operating leases	7.8	7.7
Finance leases	11.9	12.2

	Three Months Ended March 31,
(in millions)	2020	2019
Cash payments included in the measurement of lease liabilities:
Reported in operating cash from operating leases	$17.1	$15.4
Reported in financing cash from finance leases	0.1	—
ROU assets obtained in exchange for lessee:
Operating lease liabilities (1)	14.3	10.3
Finance lease liabilities (1)	—	—
(1)Excludes related transition adjustment recorded during three months ended March 31, 2019 (see above).

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)

The contractual maturities of the Company's lease liabilities as of March 31, 2020 were as follows:

(in millions)	Operating Leases	Finance Leases
2020 (1)	$50.4	$0.4
2021	65.3	0.5
2022	47.7	0.5
2023	36.0	0.5
2024	30.0	0.5
Later years	121.0	3.7
Total lease payments	350.4	6.1
Less: Interest	(42.9)	(0.9)
Total lease liabilities	$307.5	$5.2
(1)Contractual maturities for the nine months remaining in 2020.

NOTE 6. STOCKHOLDERS' EQUITY
Preferred Stock and Common Stock
People’s United is authorized to issue (i) 50.0 million shares of preferred stock, par value of $0.01 per share, of which 10.0 million shares were outstanding at both March 31, 2020 and December 31, 2019, and (ii) 1.95 billion shares of common stock, par value of $0.01 per share, of which 533.5 million shares and 532.8 million shares were issued at March 31, 2020 and December 31, 2019, respectively.
Treasury Stock
Treasury stock includes (i) common stock repurchased by People’s United, either directly or through agents, in the open market at prices and terms satisfactory to management in connection with stock repurchases authorized by its Board of Directors (106.4 million shares and 86.6 million shares at March 31, 2020 and December 31, 2019, respectively) and (ii) common stock purchased in the open market by a trustee with funds provided by People’s United and originally intended for awards under the People’s United Financial, Inc. 2007 Recognition and Retention Plan (the “RRP”) (2.6 million shares at both March 31, 2020 and December 31, 2019). Following shareholder approval of the People’s United Financial, Inc. 2014 Long-Term Incentive Plan in 2014, no new awards may be granted under the RRP.
In June 2019, the Company’s Board of Directors authorized the repurchase of up to 20.0 million shares of People’s United’s outstanding common stock. Such shares may be repurchased, either directly or through agents, in the open market at prices and terms satisfactory to management. During the first quarter of 2020, the Company completed the repurchase authorization by purchasing 19.8 million shares of People's United common stock at a total cost of $304.4 million.

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
Comprehensive Income
Comprehensive income represents the sum of net income and items of “other comprehensive income or loss,” including (on an after-tax basis): (i) net actuarial gains and losses, prior service credits and costs, and transition assets and obligations related to People’s United’s pension and other postretirement plans; (ii) net unrealized gains and losses on debt securities available-for-sale; (iii) net unrealized gains and losses on debt securities transferred to held-to-maturity; and (iv) net unrealized gains and losses on derivatives accounted for as cash flow hedges. People’s United’s total comprehensive income for the three months ended March 31, 2020 and 2019 is reported in the Consolidated Statements of Comprehensive Income.
The following is a summary of the changes in the components of accumulated other comprehensive income loss ("AOCL"), which are included in People’s United’s stockholders’ equity on an after-tax basis:

(in millions)	Pension and Other Postretirement Plans	Net Unrealized Gains (Losses) on Debt Securities Available-for-Sale	Net Unrealized Gains (Losses) on Debt Securities Transferred to Held-to-Maturity	Net Unrealized Gains (Losses) on Derivatives Accounted for as Cash Flow Hedges	Total AOCL
Balance at December 31, 2019	$(176.2)	$20.8	$(11.8)	$0.3	$(166.9)
Other comprehensive income before reclassifications	—	71.6	—	—	71.6
Amounts reclassified from AOCL (1)	1.6	—	1.0	—	2.6
Current period other comprehensive income	1.6	71.6	1.0	—	74.2
Balance at March 31, 2020	$(174.6)	$92.4	$(10.8)	$0.3	$(92.7)

(in millions)	Pension and Other Postretirement Plans	Net Unrealized Gains (Losses) on Debt Securities Available-for-Sale	Net Unrealized Gains (Losses) on Debt Securities Transferred to Held-to-Maturity	Net Unrealized Gains (Losses) on Derivatives Accounted for as Cash Flow Hedges	Total AOCL
Balance at December 31, 2018	$(192.5)	$(47.0)	$(15.3)	$(2.0)	$(256.8)
Other comprehensive income before reclassifications	—	29.0	—	0.5	29.5
Amounts reclassified from AOCL (1)	1.8	—	0.6	0.3	2.7
Current period other comprehensive income	1.8	29.0	0.6	0.8	32.2
Balance at March 31, 2019	$(190.7)	$(18.0)	$(14.7)	$(1.2)	$(224.6)

(1)See the following table for details about these reclassifications.

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
The following is a summary of the amounts reclassified from AOCL:

	Amounts Reclassified from AOCL		Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended March 31,
(in millions)	2020	2019
Details about components of AOCL:
Amortization of pension and other postretirement plans items:
Net actuarial loss	$(2.0)	$(1.3)	(1)
	(2.0)	(1.3)	Income before income tax expense
	0.4	(0.5)	Income tax expense
	(1.6)	(1.8)	Net income
Reclassification adjustment for net realized gains (losses) on debt securities available-for-sale	—	—	Income before income tax expense (2)
	—	—	Income tax expense
	—	—	Net income
Amortization of unrealized losses on debt securities transferred to held-to-maturity	(1.3)	(0.8)	Income before income tax expense (3)
	0.3	0.2	Income tax expense
	(1.0)	(0.6)	Net income
Amortization of unrealized gains and losses on cash flow hedges:
Interest rate swaps	—	(0.4)	(5)
Interest rate locks (4)	—	—	(5)
	—	(0.4)	Income before income tax expense
	—	0.1	Income tax expense
	—	(0.3)	Net income
Total reclassifications for the period	$(2.6)	$(2.7)

(1)Included in the computation of net periodic benefit income (expense) reflected in other non-interest expense (see Note 9 for additional details).
(2)Included in other non-interest income.
(3)Included in interest and dividend income - securities.
(4)Amount reclassified from AOCL totaled less than $0.1 million for both periods
(5)Included in interest expense - notes and debentures.

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)

NOTE 7. EARNINGS PER COMMON SHARE
The following is an analysis of People’s United’s basic and diluted earnings per common share (“EPS”), reflecting the application of the two-class method, as described below:

	Three Months Ended March 31,
(in millions, except per common share data)	2020	2019
Net income available to common shareholders	$126.9	$111.1
Dividends paid on and undistributed earnings allocated to participating securities	—	—
Earnings attributable to common shareholders	$126.9	$111.1
Weighted average common shares outstanding for basic EPS	427.2	370.7
Effect of dilutive equity-based awards	2.6	3.4
Weighted average common shares and common-equivalent shares for diluted EPS	429.8	374.1
EPS:
Basic	$0.30	$0.30
Diluted	0.30	0.30
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
All unallocated ESOP common shares and all common shares accounted for as treasury shares have been excluded from the calculation of basic and diluted EPS. Anti-dilutive equity-based awards totaling 12.9 million shares and 7.2 million shares for the three months ended March 31, 2020 and 2019, respectively, have also been excluded from the calculation of diluted EPS.

NOTE 8. GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS
People’s United goodwill totaled $3.07 billion at both March 31, 2020 and December 31, 2019, and was allocated to its operating segments as follows: Commercial Banking ($1.97 billion); Retail Banking ($1.01 billion); and Wealth Management ($88.5 million).
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
All of People’s United’s tax deductible goodwill was created in transactions in which the Company purchased the assets of the target (as opposed to purchasing the issued and outstanding stock of the target). At March 31, 2020 and December 31, 2019, tax deductible goodwill totaled $131.8 million and $134.4 million, respectively.
People’s United’s other acquisition-related intangible assets totaled $198.5 million and $209.1 million at March 31, 2020 and December 31, 2019, respectively. At March 31, 2020, the carrying amounts of other acquisition-related intangible assets were as follows: core deposit intangible ($118.9 million); trade name intangible ($49.0 million); client relationships intangible ($17.4 million); trust relationships intangible ($7.0 million); insurance relationships intangible ($3.7 million); favorable lease agreements ($2.3 million); and non-compete agreements ($0.2 million).

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
Amortization expense of other acquisition-related intangible assets totaled $10.7 million and $6.7 million for the three months ended March 31, 2020 and 2019, respectively. Scheduled amortization expense attributable to other acquisition-related intangible assets for the full-year of 2020 and each of the next five years is as follows: $40.9 million in 2020; $36.1 million in 2021; $31.7 million in 2022; $24.0 million in 2023; $20.3 million in 2024; and $17.3 million in 2025. There were no impairment losses relating to goodwill or other acquisition-related intangible assets recorded in the Consolidated Statements of Income during the three months ended March 31, 2020 and 2019.

NOTE 9. EMPLOYEE BENEFIT PLANS
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
In addition to the People’s Qualified Plan, People’s United continues to maintain qualified defined benefit pension plans that cover (i) former First Connecticut Bancorp, Inc. employees who meet certain eligibility requirements (the “First Connecticut Qualified Plan”) and (ii) former United Financial Bancorp, Inc. employees who meet certain eligibility requirements (the “United Financial Qualified Plan”). All benefits under these plans were frozen effective February 28, 2013 and December 31, 2012, respectively.
People’s United’s funding policy is to contribute the amounts required by applicable regulations, although additional amounts may be contributed from time to time.
People’s United also maintains (i) unfunded, nonqualified supplemental plans to provide retirement benefits to certain senior officers (the “People’s Supplemental Plans”) and (ii) an unfunded plan that provides retirees with optional medical, dental and life insurance benefits (the “People’s Postretirement Plan”). People’s United accrues the cost of these postretirement benefits over the employees’ years of service to the date of their eligibility for such benefit. People’s United also continues to maintain: (1) for certain eligible former First Connecticut Bancorp, Inc. employees (i) an unfunded, nonqualified supplemental retirement plan (the “First Connecticut Supplemental Plan”) and (ii) unfunded plans that provide medical, dental and life insurance benefits (the “First Connecticut Postretirement Plans”); (2) for certain eligible former BSB Bancorp, Inc. employees (i) an unfunded, nonqualified supplemental retirement plan (the “BSB Bancorp Supplemental Plan”) and (ii) unfunded plans that provide life insurance benefits (the “BSB Bancorp Post Retirement Welfare (Life Insurance) Plan”); and (3) for certain former United Financial Bancorp, Inc. employees (i) an unfunded, nonqualified supplemental retirement plan (the “United Financial Supplemental Plan”) and (ii) unfunded plans that provide medical, dental and life insurance benefits (the “United Financial Postretirement Benefit Plan”).

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
Components of net periodic benefit (income) expense and other amounts recognized in other comprehensive income (loss) for (i) the People’s Qualified Plan, the First Connecticut Qualified Plan, the People's Supplemental Plans, the First Connecticut Supplemental Plan, the BSB Bancorp Supplemental Plan and the United Financial Supplemental Plan (together the “Pension Plans”) and (ii) the People’s Postretirement Plan, the First Connecticut Postretirement Plans, the BSB Bancorp Post Retirement Welfare (Life Insurance) Plan and the United Financial Postretirement Plan (together the "Other Postretirement Plans") are as follows:

	Pension Plans		Other Postretirement Plans
Three months ended March 31 (in millions)	2020	2019	2020	2019
Net periodic benefit (income) expense:
Interest cost	$4.9	$5.6	$0.3	$0.3
Expected return on plan assets	(12.4)	(11.4)	—	—
Recognized net actuarial loss	2.0	1.3	—	—
Settlements	0.8	0.6	—	—
Net periodic benefit (income) expense (1)	(4.7)	(3.9)	0.3	0.3
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial loss	(2.0)	(1.3)	—	—
Prior service credit	—	—	—	—
Total pre-tax changes recognized in other comprehensive income (loss)	(2.0)	(1.3)	—	—
Total recognized in net periodic benefit (income) expense and other comprehensive income (loss)	$(6.7)	$(5.2)	$0.3	$0.3
 Employee Stock Ownership Plan
In April 2007, People’s United established an ESOP. At that time, People’s United loaned the ESOP $216.8 million to purchase 10,453,575 shares of People’s United common stock in the open market. In order for the ESOP to repay the loan, People’s United expects to make annual cash contributions of approximately $18.8 million until 2036. Such cash contributions may be reduced by the cash dividends paid on unallocated ESOP shares, which, for the three months ended March 31, 2020, totaled $1.1 million. At March 31, 2020, the loan balance totaled $171.8 million.
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
Shares of People’s United common stock are held by the ESOP and allocated to eligible participants annually based upon a percentage of each participant’s eligible compensation. Since the ESOP was established, a total of 4,616,996 shares of People’s United common stock have been allocated or committed to be released to participants’ accounts. At March 31, 2020, 5,836,579 shares of People’s United common stock, with a fair value of $64.5 million at that date, have not been allocated or committed to be released.
Compensation expense related to the ESOP is recognized at an amount equal to the number of common shares committed to be released by the ESOP for allocation to participants’ accounts multiplied by the average fair value of People’s United’s common stock during the reporting period. The difference between the fair value of the shares of People’s United’s common stock committed to be released and the cost of those common shares is recorded as a credit to additional paid-in capital (if fair value exceeds cost) or, to the extent that no such credits remain in additional paid-in capital, as a charge to retained earnings (if fair value is less than cost). Expense recognized for the ESOP totaled $1.2 million and $1.4 million for the three months ended March 31, 2020 and 2019, respectively.

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

NOTE 11. SEGMENT INFORMATION
See “Segment Results” included in Item 2 for segment information for the three months ended March 31, 2020 and 2019.

NOTE 12. FAIR VALUE MEASUREMENTS
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
Recurring Fair Value Measurements
Trading Debt Securities, Equity Securities and Debt Securities Available-For-Sale
When available, People’s United uses quoted market prices for identical securities received from an independent, nationally-recognized, third-party pricing service (as discussed further below) to determine the fair value of investment securities such as U.S. Treasury and agency securities and equity securities that are included in Level 1. When quoted market prices for identical securities are unavailable, People’s United uses prices provided by the independent pricing service based on recent trading activity and other observable information including, but not limited to, market interest rate curves, referenced credit spreads and estimated prepayment rates where applicable. These investments include certain U.S. and government agency debt securities, corporate and municipal debt securities, and GSE mortgage-backed and CMO securities, all of which are included in Level 2.
The Company’s available-for-sale debt securities are primarily comprised of GSE mortgage-backed securities. The fair value of these securities is based on prices obtained from the independent pricing service. The pricing service uses various techniques to determine pricing for the Company’s mortgage-backed securities, including option pricing and discounted cash flow analysis. The inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, reference data, monthly payment information and collateral performance. At both March 31, 2020 and December 31, 2019, the entire available-for-sale mortgage-backed securities portfolio was comprised of GSE mortgage-backed and CMO securities with original final maturities ranging from 10 to 40 years. An active market exists for securities that are similar to the Company’s GSE mortgage-backed and CMO securities, making observable inputs readily available.
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
Other Assets
As discussed in Note 9, certain unfunded, nonqualified supplemental plans have been established to provide retirement benefits to certain senior officers. People’s United has funded two trusts to provide benefit payments to the extent such benefits are not paid directly by People’s United, the assets of which are included in other assets in the Consolidated Statements of Condition. When available, People’s United determines the fair value of the trust assets using quoted market prices for identical securities received from a third-party nationally recognized pricing service.
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

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
The following tables summarize People’s United’s financial instruments that are measured at fair value on a recurring basis:

	Fair Value Measurements Using
As of March 31, 2020 (in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Debt securities available-for-sale:
U.S. Treasury and agency	$747.2	$—	$—	$747.2
GSE mortgage-backed and CMO securities	—	3,529.4	—	3,529.4
Equity securities	6.2	—	—	6.2
Other assets:
Exchange-traded funds	39.8	—	—	39.8
Mutual funds	2.9	—	—	2.9
Interest rate swaps	—	932.9	—	932.9
Interest rate caps	—	3.6	—	3.6
Foreign exchange contracts	—	8.6	—	8.6
Forward commitments to sell residential mortgage loans	—	0.6	—	0.6
Total	$796.1	$4,475.1	$—	$5,271.2
Financial liabilities:
Interest rate swaps	$—	$184.5	$—	$184.5
Interest rate caps	—	3.6	—	3.6
Risk participation agreements	—	0.5	—	0.5
Foreign exchange contracts	—	9.2	—	9.2
Interest rate-lock commitments on residential mortgage loans	—	0.7	—	0.7
Total	$—	$198.5	$—	$198.5

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)

	Fair Value Measurements Using
As of December 31, 2019 (in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Trading debt securities:
U.S. Treasury	$7.1	$—	$—	$7.1
Debt securities available-for-sale:
U.S. Treasury and agency	687.1	—	—	687.1
GSE mortgage-backed and CMO securities	—	2,877.2	—	2,877.2
Equity securities	8.2	—	—	8.2
Other assets:
Exchange-traded funds	47.7	—	—	47.7
Mutual funds	3.3	—	—	3.3
Fixed income securities	—	—	—	—
Interest rate swaps	—	337.6	—	337.6
Interest rate caps	—	1.7	—	1.7
Foreign exchange contracts	—	1.2	—	1.2
Forward commitments to sell residential mortgage loans	—	0.5	—	0.5
Total	$753.4	$3,218.2	$—	$3,971.6
Financial liabilities:
Interest rate swaps	$—	$92.1	$—	$92.1
Interest rate caps	—	1.7	—	1.7
Risk participation agreements	—	0.1	—	0.1
Foreign exchange contracts	—	1.8	—	1.8
Interest rate-lock commitments on residential mortgage loans	—	0.5	—	0.5
Total	$—	$96.2	$—	$96.2

Non-Recurring Fair Value Measurements
Loans Held-for-Sale
Loans held-for-sale are recorded at the lower of amortized cost or fair value and are therefore measured at fair value on a non-recurring basis. When available, People’s United uses observable secondary market data, including pricing on recent closed market transactions for loans with similar characteristics. Accordingly, such loans are classified as Level 2 measurements. When observable data is unavailable, valuation methodologies using current market interest rate data adjusted for inherent credit risk are used, and such loans are included in Level 3.
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
Collateral Dependent / Impaired Loans (periods prior to January 1, 2020)
The Company’s approach to determining the fair value of collateral dependent loans is described in Note 3, “Loans”. At March 31, 2020, collateral dependent loans with an amortized cost of $15.2 million had a corresponding ACL (determined using a Level 3 measurement approach) of $8.9 million. The provision for credit losses associated with collateral dependent loans totaled $3.9 million for the three months ended March 31, 2020.
Prior to the Company's adoption of the CECL standard, loan impairment was deemed to exist when full repayment of principal and interest according to the contractual terms of the loan was no longer probable. Impaired loans were reported based on one of three measures: (i) the present value of expected future cash flows discounted at the loan’s original effective interest rate; (ii) the loan’s observable market price; or (iii) the fair value of the collateral (less estimated cost to sell) if the loan is collateral dependent. Accordingly, certain impaired loans may have been subject to measurement at fair value on a  non-recurring basis.
People’s United has estimated the fair values of these assets using Level 3 inputs, such as discounted cash flows based on inputs that are largely unobservable and, instead, reflect management’s own estimates of the assumptions a market participant would use in pricing such loans and/or the fair value of collateral based on independent third-party appraisals for  collateral dependent loans. Such appraisals are based on the market and/or income approach to value and are subject to a discount (to reflect estimated cost to sell) that generally approximates 10%.
The following tables summarize People’s United’s assets that are measured at fair value on a non-recurring basis:

	Fair Value Measurements Using
As of March 31, 2020 (in millions)	Level 1	Level 2	Level 3	Total
Loans held-for-sale (1)	$—	$19.2	$—	$19.2
REO and repossessed assets (2)	—	—	21.4	21.4
Mortgage servicing rights (3)	—	—	7.7	7.7
Total	$—	$19.2	$29.1	$48.3

	Fair Value Measurements Using
As of December 31, 2019 (in millions)	Level 1	Level 2	Level 3	Total
Loans held-for-sale:
Commercial	$—	$—	$157.9	$157.9
Other consumer	—	—	333.7	333.7
Residential (1)	—	19.7	—	19.7
Impaired loans (4)	—	—	61.9	61.9
REO and repossessed assets (2)	—	—	23.4	23.4
Mortgage servicing rights	—	—	10.3	10.3
Total	$—	$19.7	$587.2	$606.9

(1)Consists of residential mortgage loans; no fair value adjustments were recorded for the  three months ended March 31, 2020 and 2019.
(2)Represents: (i) $9.5 million of residential REO; (ii) $7.3 million of commercial REO; and (iii) $4.6 million of repossessed assets at March 31, 2020. Charge-offs to the ACL related to loans that were transferred to REO or repossessed assets totaled $1.2 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively. Write downs and net (gains) loss on sale of foreclosed/repossessed assets charged to non-interest expense totaled $0.4 million and $0.1 million for the same periods.

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
(3)A fair value adjustment totaling $3.0 million was recorded for the three months ended March 31, 2020.
(4)Represents the recorded investment in impaired loans with a related ACL measured in accordance with applicable accounting guidance. The provision for credit losses on impaired loans totaled $0.6 million for the three months ended March 31, 2019.

Financial Assets and Financial Liabilities Not Measured At Fair Value
The following tables summarize the carrying amounts, estimated fair values and placement in the fair value hierarchy of People’s United’s financial instruments that are not measured at fair value either on a recurring or non-recurring basis:

	Carrying Amount	Estimated Fair Value Measurements Using
As of March 31, 2020 (in millions)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$507.6	$507.6	$—	$—	$507.6
Short-term investments	744.3	—	744.3	—	744.3
Debt securities held-to-maturity, net	3,861.5	—	4,063.7	1.5	4,065.2
FHLB and FRB stock	407.2	—	407.2	—	407.2
Total loans, net (1)	43,927.1	—	9,999.3	34,597.9	44,597.2
Financial liabilities:
Time deposits	8,840.2	—	8,891.5	—	8,891.5
Other deposits	35,900.9	—	35,900.9	—	35,900.9
FHLB advances	4,489.7	—	4,490.7	—	4,490.7
Federal funds purchased	1,120.0	—	1,120.0	—	1,120.0
Customer repurchase agreements	301.1	—	301.1	—	301.1
Notes and debentures	1,012.6	—	995.8	—	995.8

	Carrying Amount	Estimated Fair Value Measurements Using
As of December 31, 2019 (in millions)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$484.2	$484.2	$—	$—	$484.2
Short-term investments	316.8	—	316.8	—	316.8
Debt securities held-to-maturity	3,869.2	—	4,018.5	1.5	4,020.0
FHLB and FRB stock	341.1	—	341.1	—	341.1
Total loans, net (1)	43,287.6	—	10,072.1	33,282.9	43,355.0
Financial liabilities:
Time deposits	9,205.5	—	9,218.1	—	9,218.1
Other deposits	34,384.0	—	34,384.0	—	34,384.0
FHLB advances	3,125.4	—	3,125.5	—	3,125.5
Federal funds purchased	1,620.0	—	1,620.0	—	1,620.0
Customer repurchase agreements	409.1	—	409.1	—	409.1
Other borrowings		—	11.0	—	11.0
Notes and debentures	993.1	—	1,021.3	—	1,021.3

(1)Excludes collateral dependent loans totaling $15.2 million at March 31, 2020 and impaired loans totaling $61.9 million measured at fair value on a non-recurring basis at December 31, 2019.

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

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
By using derivatives, People’s United is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company’s counterparty credit risk is equal to the amount reported as a derivative asset in the Consolidated Statements of Condition. In accordance with the Company’s balance sheet offsetting policy (see Note 14), amounts reported as derivative assets represent derivative contracts in a gain position, without consideration for derivative contracts in a loss position with the same counterparty (to the extent subject to master netting arrangements) and posted collateral. People’s United seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, execution of master netting arrangements and obtaining collateral, where appropriate. Counterparties to People’s United’s derivatives include major financial institutions and exchanges that undergo comprehensive and periodic internal credit analysis as well as maintain investment grade credit ratings from the major credit rating agencies. As such, management believes the risk of incurring credit losses on derivative contracts with those counterparties is remote and losses, if any, would be immaterial.
Certain of People’s United’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of master netting arrangements and posted collateral). There were no derivative instruments with such credit-related contingent features that were in a net liability position at March 31, 2020.
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
The Bank has entered into two-year and three-year pay fixed/receive floating interest rate swaps to reduce its interest rate exposure by hedging the variability in interest cash flows on certain rolling three-month funding liabilities, which may consist of FHLB advances. The Bank has agreed with the swap counterparty to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated based on an aggregate notional amount of $550 million. The interest rate swaps effectively convert a short-term benchmark interest rate (LIBOR) into a fixed-rate. These swaps are accounted for as cash flow hedges.
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

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
The table below provides a summary of the notional amounts and fair values (presented on a gross basis) of derivatives outstanding:

				Fair Values (1)
		Notional Amounts		Assets		Liabilities
(in millions)	Type of Hedge	March 31, 2020	Dec 31, 2019	March 31, 2020	Dec 31, 2019	March 31, 2020	Dec 31, 2019
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$9,207.6	$8,847.7	$905.4	$320.5	$—	$13.9
Institutional counterparties	N/A	9,211.4	8,851.8	27.5	17.1	184.5	78.2
Interest rate caps:
Commercial customers	N/A	253.4	246.0	3.6	1.6	—	0.1
Institutional counterparties	N/A	253.4	246.0	—	0.1	3.6	1.6
Risk participation agreements	N/A	910.3	882.8	—	—	0.5	0.1
Foreign exchange contracts	N/A	237.7	180.4	8.6	1.2	9.2	1.8
Forward commitments to sell residential mortgage loans	N/A	77.7	23.3	0.6	0.5	—	—
Interest rate-lock commitments on residential mortgage loans	N/A	53.8	33.6	—	—	0.7	0.5
Total				945.7	341.0	198.5	96.2
Derivatives Designated as Hedging Instruments:
Interest rate swaps:
FHLB advances	Cash flow	550.0	—	—	—	—	—
Subordinated notes	Fair value	375.0	375.0	—	—	—	—
Loans	Cash flow	210.0	210.0	—	—	—	—
Total				—	—	—	—
Total fair value of derivatives				$945.7	$341.0	$198.5	$96.2

(1)Assets are recorded in other assets and liabilities are recorded in other liabilities.

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
The following table summarizes the impact of People’s United’s derivatives on pre-tax income and AOCL:

	Type of Hedge	Amount of Pre-Tax Gain (Loss) Recognized in Earnings (1)		Amount of Pre-Tax Gain (Loss) Recognized in AOCL
Three months ended March 31 (in millions)		2020	2019	2020	2019
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$613.6	$111.6	$—	$—
Institutional counterparties	N/A	(603.7)	(108.8)	—	—
Interest rate caps:
Commercial customers	N/A	2.0	1.1	—	—
Institutional counterparties	N/A	(2.0)	(1.2)	—	—
Foreign exchange contracts	N/A	0.1	0.2	—	—
Risk participation agreements	N/A	(0.6)	0.1	—	—
Forward commitments to sell residential mortgage loans	N/A	0.2	—	—	—
Interest rate-lock commitments on residential mortgage loans	N/A	(0.2)	—	—	—
Total		9.4	3.0	—	—
Derivatives Designated as Hedging Instruments:
Interest rate swaps	Fair value	0.4	(0.3)	—	—
Interest rate swaps	Cash flow	—	(0.4)	0.1	0.6
Interest rate locks (2)	Cash flow	—	—	—	—
Total		0.4	(0.7)	0.1	0.6
Total		$9.8	$2.3	$0.1	$0.6

(1)Amounts recognized in earnings are recorded in interest income, interest expense or other non-interest income for derivatives designated as hedging instruments and in other non-interest income for derivatives not designated as hedging instruments.
(2)Income totaled less than $0.1 million for both periods.

NOTE 14. BALANCE SHEET OFFSETTING
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
The Chicago Mercantile Exchange (“CME”) legally characterizes variation margin payments for over-the-counter derivatives that clear as settlements rather than collateral. Accordingly, the Company’s accounting policies classify, for accounting and presentation purposes, variation margin payments deemed to be legal settlements as a single unit of account with the related derivative(s). At both March 31, 2020 and December 31, 2019, this presentation impacted one of the Company’s institutional counterparties. As such, People’s United has, subject to the corresponding enforceable master netting arrangement, netted the institutional counterparty’s CME derivative position and offset the counterparty’s variation margin payments in the Consolidated Statement of Condition as of both dates.

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
The following tables provide a gross presentation, the effects of offsetting, and a net presentation of the Company’s financial instruments that are eligible for offset in the Consolidated Statements of Condition. The collateral amounts in these tables are limited to the outstanding balances of the related asset or liability (after netting is applied) and, therefore, instances of overcollateralization are not presented. In the tables below, the Net Amount Presented of the derivative assets and liabilities can be reconciled to the fair value of the Company’s derivative financial instruments in Note 13. The Company’s derivative contracts with commercial customers and customer repurchase agreements are not subject to master netting arrangements and, therefore, have been excluded from the tables below.

	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Gross Amounts Not Offset
				Financial Instruments		Net Amount
As of March 31, 2020 (in millions)					Collateral
Financial assets:
Interest rate swaps:
Counterparty A	$—	$—	$—	$—	$—	$—
Counterparty B	—	—	—	—	—	—
Counterparty C	—	—	—	—	—	—
Counterparty D	—	—	—	—	—	—
Counterparty E	27.5	—	27.5	—	—	27.5
Other counterparties	—	—	—	—	—	—
Foreign exchange contracts	8.6	—	8.6	—	—	8.6
Total	$36.1	$—	$36.1	$—	$—	$36.1
Financial liabilities:
Interest rate swaps:
Counterparty A	$6.4	$—	$6.4	$—	$(6.4)	$—
Counterparty B	9.9	—	9.9	—	(9.9)	—
Counterparty C	64.2	—	64.2	—	(64.2)	—
Counterparty D	24.6	—	24.6	—	(24.6)	—
Counterparty E	—	—	—	—	—	—
Other counterparties	83.0	—	83.0	—	(83.0)	—
Foreign exchange contracts	9.2	—	9.2	—	—	9.2
Total	$197.3	$—	$197.3	$—	$(188.1)	$9.2

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)

	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Gross Amounts Not Offset
				Financial Instruments		Net Amount
As of December 31, 2019 (in millions)					Collateral
Financial assets:
Interest rate swaps:
Counterparty A	$0.2	$—	$0.2	$(0.2)	$—	$—
Counterparty B	0.1	—	0.1	(0.1)	—	—
Counterparty C	0.4	—	0.4	(0.4)	—	—
Counterparty D	0.1	—	0.1	(0.1)	—	—
Counterparty E	15.3	—	15.3	—	—	15.3
Other counterparties	1.1	—	1.1	(1.1)	—	—
Foreign exchange contracts	1.2	—	1.2	—	—	1.2
Total	$18.4	$—	$18.4	$(1.9)	$—	$16.5
Financial liabilities:
Interest rate swaps:
Counterparty A	$2.3	$—	$2.3	$(0.2)	$(2.1)	$—
Counterparty B	5.5	—	5.5	(0.1)	(5.4)	—
Counterparty C	28.2	—	28.2	(0.4)	(27.8)	—
Counterparty D	10.9	—	10.9	(0.1)	(10.8)	—
Counterparty E	—	—	—	—	—	—
Other counterparties	32.9	—	32.9	(1.1)	(31.8)	—
Foreign exchange contracts	1.8	—	1.8	—	—	1.8
Total	$81.6	$—	$81.6	$(1.9)	$(77.9)	$1.8
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
The following tables show the extent to which assets and liabilities exchanged under resale and repurchase agreements have been offset in the Consolidated Statements of Condition. These agreements: (i) are entered into simultaneously with the same financial institution counterparty; (ii) have the same principal amounts and inception/maturity dates; and (iii) are subject to a master netting arrangement that contains a conditional right of offset upon default. At March 31, 2020 and  December 31, 2019, the Company posted as collateral marketable securities with fair values of $454.2 million and $462.4 million, respectively, and, in turn, accepted as collateral marketable securities with fair values of $464.0 million and $457.5 million, respectively.

As of March 31, 2020 (in millions)	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented
Total resale agreements	$450.0	$(450.0)	$—
Total repurchase agreements	$450.0	$(450.0)	$—

As of December 31, 2019 (in millions)	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented
Total resale agreements	$450.0	$(450.0)	$—
Total repurchase agreements	$450.0	$(450.0)	$—

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)

NOTE 15. NEW ACCOUNTING STANDARDS
Standards effective in 2020
Financial Instruments – Credit Losses
In June 2016, the FASB amended its standards with respect to certain aspects of measurement, recognition and disclosure of credit losses on loans and other financial instruments carried at amortized cost, as well as available-for-sale debt securities and purchased financial assets with credit deterioration (“PCD assets”). The amendment is to be applied through a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). For certain assets (such as debt securities for which other-than-temporary impairment has been recognized before the effective date and PCD assets), a prospective transition approach is required. For existing purchased credit impaired assets, upon adoption, the amortized cost basis is adjusted to reflect the addition of the ACL. This transition relief avoids the need for a reporting entity to reassess its purchased financial assets that exist as of the date of adoption in order to determine whether they would have met, at acquisition, the new criteria of 'more-than insignificant' credit deterioration since origination. The transition relief also allows an entity to accrete the remaining noncredit discount (based on the revised amortized cost basis) into interest income over the life of the related asset using the interest method.
Under the standard, the Company will determine the ACL based upon a consideration of its historical loss experience, current borrower-specific risk characteristics, forecasts of future economic conditions and other relevant factors. In doing so, the method for determining estimated credit losses will move from an “incurred loss” model to a “life of loan” model.
For public business entities, this new amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company’s adoption of this guidance as of January 1, 2020, which was based upon forecasted economic conditions and portfolio balances existing as of December 31, 2019, resulted in the following:
•an increase in the ACL on funded loans of $72 million:
◦amount includes a $28 million adjustment to the amortized cost basis of PCD loans;
•an increase in the ACL on off-balance-sheet commitments of $15 million;
•the establishment of an ACL on held-to-maturity debt securities of $2 million; and
•a decrease in retained earnings of $46 million, net of tax.
The increase in aggregate loan allowance levels was driven, primarily, by higher reserve requirements associated with the Company’s retail portfolios (i.e. residential mortgage and home equity) due to the difference between the loss emergence periods of these portfolios under the prior incurred loss model and the expected remaining life of such loans as required by the standard, partially offset by lower reserve requirements associated with certain of the Company’s commercial portfolios, which generally have shorter contractual maturities. The liability for off-balance sheet commitments reflects the inclusion of lifetime losses for expected funding over the remaining life of such exposures. The Company’s held-to-maturity debt securities portfolio consists primarily of agency-backed securities and highly-rated municipal and corporate bonds, all of which inherently have minimal non-payment risk.
In accordance with the amended guidance, the Company elected the practical expedients related to (i) the presentation of accrued interest receivable, net of the ACL, in other assets within the Consolidated Statements of Condition and (ii) the exclusion, for disclosure purposes, of accrued interest balances from the amortized cost basis of the loan portfolio.
The adjustments noted above serve to reduce regulatory capital ratios for both the Holding Company and the Bank by approximately 10 basis points. In December 2018, the Federal banking agencies approved a final rule allowing an option to phase-in, over three years, the day one regulatory capital effects of the standard. In March 2020, the Federal banking agencies issued an interim final rule providing an alternative option to delay, for two years, an estimate of the standard’s effect on regulatory capital (relative to incurred loss methodology's effect on regulatory capital), followed by a three-year transition period. The Company has elected the alternative option provided in the March 2020 interim final rule.
The amended guidance also requires expanded disclosures. See Note 2, "Securities", Note 3, "Loans" and Note 4, "Allowance for Credit Losses" for the new disclosures required by the standard, including further discussion of the Company’s accounting policies and methodologies used to estimate expected credit losses beginning in 2020.

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
Simplifying the Test for Goodwill Impairment
In January 2017, the FASB amended its standards with respect to goodwill, simplifying how an entity is required to conduct the impairment assessment by eliminating Step 2, which required a hypothetical purchase price allocation, from the goodwill impairment test. Instead, goodwill impairment will now be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. An entity will still have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. For public business entities, this new guidance is effective in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (January 1, 2020 for People’s United) and is to be applied prospectively. Early adoption is permitted for any impairment tests performed after January 1, 2017. This amendment, which the Company elected to early adopt effective January 1, 2018, did not impact the Company’s Consolidated Financial Statements as of and for the period ended March 31, 2020.
Disclosure Requirements – Fair Value Measurement
In August 2018, the FASB issued targeted amendments that serve to eliminate, add and modify certain disclosure requirements for fair value measurements. Among the changes, entities are no longer required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but are required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. These amendments are effective for interim and annual reporting periods beginning after December 15, 2019 (January 1, 2020 for People’s United) and early adoption is permitted. Entities may also elect to (i) early adopt the eliminated and/or modified disclosure requirements and (ii) delay adoption of the new disclosure requirements until their effective date. The provisions set forth in this guidance, which the Company elected to early adopt in 2018, have been reflected in Note 12 (as applicable) and did not have a significant impact on the Company’s Consolidated Financial Statements.
Reference Rate Reform
In March 2020, the FASB issued a new standard providing temporary optional expedients and exceptions to existing  U.S. GAAP on contract modifications and hedge accounting in order to ease the financial reporting burdens associated with transitioning away from LIBOR and other interbank offered rates to acceptable alternative rates. Under the new guidance, an entity can elect, by accounting topic or industry subtopic, to account for the modification of a contract affected by reference rate reform as a continuation of the existing contract, if certain conditions are met. In addition, the new guidance allows an entity to elect, on a hedge-by-hedge basis, to continue to apply hedge accounting for hedging relationships in which the critical terms change due to reference rate reform, if certain conditions are met. A one-time election to sell and/or transfer held-to-maturity debt securities that reference a rate affected by reference rate reform is also permitted under the new guidance. While the standard is effective upon issuance, the Company continues to evaluate the impact and which optional expedients and exceptions might be elected. These optional elections will generally cease to apply to contract modifications or existing hedging relationships after December 31, 2022.
Standards effective in 2021
Disclosure Requirements – Defined Benefit Plans
In August 2018, the FASB issued targeted amendments that serve to make minor changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefit plans. More specifically, the amendments (i) remove disclosures that are no longer considered cost beneficial; (ii) clarify the specific requirements of selected disclosures; and (iii) add disclosure requirements identified as relevant. These amendments are effective for fiscal years ending after December 15, 2020 (January 1, 2021 for People’s United) and early adoption is permitted. The provisions set forth in this guidance, which the Company elected to early adopt in 2018, have been reflected in Note 9 (as applicable) and did not have a significant impact on the Company’s Consolidated Financial Statements.
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
All forward-looking statements are subject to risks and uncertainties that could cause People’s United’s actual results or financial condition to differ materially from those expressed in or implied by such statements. Factors of particular importance to People’s United include, but are not limited to: (1) changes in general, international, national or regional economic conditions; (2) changes in interest rates; (3) changes in loan default and charge-off rates; (4) changes in deposit levels; (5) changes in levels of income and expense in non-interest income and expense related activities; (6) changes in accounting and regulatory guidance applicable to banks; (7) price levels and conditions in the public securities markets generally; (8) competition and its effect on pricing, spending, third-party relationships and revenues; (9) the successful integration of acquisitions; and (10) changes in regulation resulting from or relating to financial reform legislation; and (11) the COVID-19 pandemic and its effect on the economic and business environment in which we operate.
All forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. People’s United does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Recent Developments
On March 11, 2020, the World Health Organization declared the outbreak of a strain of novel coronavirus disease (“COVID-19”) a global pandemic. Economic activity in many countries, including the United States, began to deteriorate rapidly as the COVID-19 pandemic spread across the globe. In the United States, which has been operating under a presidentially-declared national emergency since March 13, 2020, the COVID-19 pandemic has caused severe disruption to the capital markets as well as business and economic activity. Throughout the month of March, individual municipalities and entire states adopted travel and work location restrictions, social distancing requirements, and in some cases, shelter-in-place protocols in order to slow the spread of the virus. These measures resulted in the closure of many schools, stores, offices, restaurants and manufacturing facilities, causing a decline in spending and an increase in layoffs. As a result, negative trends in both U.S. Gross Domestic Product ("GDP") and unemployment are expected to persist throughout 2020.
In response, the Federal government introduced several measures to mitigate the magnitude of the pandemic’s effects. Most notably, on March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"), which provides financial assistance for businesses and individuals as well as targeted regulatory relief for financial institutions, was signed into law. Also in March 2020, the Federal Open Market Committee (the "FOMC") of the Federal Reserve reduced short-term interest rates by 150 basis points (to near zero) and announced various other initiatives to enhance liquidity and support the flow of credit to households and businesses. The impact of the COVID-19 pandemic on economic conditions, both in the United States and abroad, has created global uncertainty about the future economic environment including the length and depth of any global recession that may occur. Concerns over interest rates, domestic and global policy issues, U.S. trade policy and geopolitical events, and the influence of those factors on the markets in general, further add to this uncertainty. See “Asset Quality” and Part II, Item 1A, "Risk Factors - Risks Related to the Impact of COVID-19" for further discussion.

In response to the pandemic, the Company activated its disaster recovery protocol, successfully avoiding significant disruptions to internal and external functions and ensuring business continuity. To ensure the safety of personnel, several actions were taken, including: (i) enactment of a Company-wide prevention and social distancing policy; (ii) implementation of reduced branch hours with in-person meetings conducted by appointment only; and (iii) initiation of a work-from-home approach for non-branch employees. Increased communication protocols were implemented to keep all employees informed, engaged and connected. Further, benefits, such as additional paid time off and other programs for those whose families have been directly impacted by the virus, have been made available.
People's United Bank and its charitable foundations have provided more than $3 million to support response funds and non-profits that are meeting the basic needs of vulnerable populations, including low-income residents, first responders, health care workers and small businesses.

Critical Accounting Estimates
Determining the allowance for credit losses ("ACL") on loans has historically been identified as a critical accounting estimate. On January 1, 2020, the Company adopted new accounting guidance which requires entities to estimate and recognize an allowance for lifetime expected credit losses for loans and other financial assets measured at amortized cost (the "CECL standard"). Previously, an ACL on loans was recognized based on probable incurred losses. See Note 4, "Allowance for Credit Losses" in the accompanying Consolidated Financial Statements for further discussion of the Company’s accounting policies and methodologies for establishing the ACL and the liability for off-balance-sheet commitments beginning in 2020.
The ACL remains a critical accounting estimate for the following reasons:
•Estimates relating to the ACL require management to project future borrower performance, including cash flows, delinquencies, charge-offs, and collateral values, based on a reasonable and supportable forecast period utilizing forward-looking economic scenarios in order to estimate probability of default and loss given default;
•The ACL is influenced by factors outside of management’s control such as industry and business trends, geopolitical events and the effects of laws and regulations as well as economic conditions including, but not limited to, housing prices, interest rates, GDP, inflation, and unemployment; and
•Judgment is required to determine whether the models used to generate the ACL produce results that appropriately reflect a current estimate of lifetime expected credit losses.
Because management’s estimates of the ACL involve judgment and are influenced by factors outside their control, there is uncertainty inherent in such estimates. Changes in these estimates could significantly impact the allowance and provision for credit losses.
As discussed further in Note 4, "Allowance for Credit Losses” in the accompanying Consolidated Financial Statements, as a result of the deterioration in economic conditions caused by the spread of the COVID-19 pandemic during the first quarter of 2020, and the corresponding increase in economic uncertainty, four forward-looking economic scenarios, each reflecting the effects of the COVID-19 pandemic as well as the United States’ monetary and fiscal response, were utilized for purposes of estimating expected credit losses at March 31, 2020. Each scenario was assigned a weighting with the majority of the weighting placed on the Baseline scenario and lower weights placed on each of the Upside, Downside and Severe Downside scenarios. The weighting assigned by management was deemed to represent a reasonable view of the economic outlook for purposes of estimating lifetime expected credit losses based on available information at that date. As a result of the unprecedented economic uncertainty resulting from the COVID-19 pandemic, the Company’s future loss estimates may vary considerably as a result of (i) changes in the economy compared to management’s March 31, 2020 assumptions; (ii) the magnitude of the pandemic; and (iii) the impact of the United States’ monetary and fiscal response.

Selected Consolidated Financial Information

	Three Months Ended
(dollars in millions, except per common share data)	March 31, 2020	Dec. 31, 2019	March 31, 2019
Earnings Data:
Net interest income (fully taxable equivalent)	$403.7	$390.3	$340.0
Net interest income	396.0	382.7	332.8
Provision for credit losses (1)	33.5	7.3	5.6
Non-interest income (2)	123.8	124.2	94.6
Non-interest expense (2)	320.1	325.7	277.2
Income before income tax expense	166.2	173.9	144.6
Net income	130.4	137.5	114.6
Net income available to common shareholders (2)	126.9	134.0	111.1

Selected Statistical Data:
Net interest margin (3)	3.12%	3.14%	3.20%
Return on average assets (2),(3)	0.89	0.98	0.96
Return on average common equity (3)	6.7	7.2	7.0
Return on average tangible common equity (2),(3)	11.6	12.8	13.0
Efficiency ratio (2)	54.0	53.7	57.3

Common Share Data:
Earnings per common share:
Basic	$0.30	$0.31	$0.30
Diluted (2)	0.30	0.31	0.30
Dividends paid per common share	0.1775	0.1775	0.1750
Common dividend payout ratio (2)	60.9%	52.2%	58.6%
Book value per common share (end of period)	$17.87	$17.60	$17.30
Tangible book value per common share (end of period) (2)	10.07	10.12	9.35
Stock price:
High	17.00	17.22	18.03
Low	10.40	14.73	14.25
Close (end of period)	11.05	16.90	16.44

(1)First quarter 2020 provision for credit losses reflects the application of the CECL standard and the impact of COVID-19.
(2)See Non-GAAP Financial Measures and Reconciliation to GAAP.
(3)Annualized.

	As of and for the Three Months Ended
(dollars in millions)	March 31, 2020	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019	March 31, 2019
Financial Condition Data:
Total assets	$60,433	$58,590	$52,072	$51,622	$48,092
Loans	44,284	43,596	38,781	38,557	35,515
Securities	8,552	7,790	7,135	7,086	7,176
Short-term investments	744	317	158	275	106
Allowance for credit losses (1)	342	247	246	244	241
Goodwill and other acquisition-related intangible assets	3,264	3,275	3,065	3,073	2,897
Deposits	44,741	43,590	38,574	39,467	36,901
Borrowings	5,911	5,155	4,629	3,400	2,860
Notes and debentures	1,013	993	916	912	902
Stockholders’ equity	7,726	7,947	7,131	7,046	6,621
Total risk-weighted assets:
People’s United	46,408	45,243	39,794	39,026	36,466
People’s United Bank, National Association	46,397	45,210	39,742	38,976	36,447
Non-accrual loans (2)	240	224	176	198	193
Net loan charge-offs	10.6	6.7	5.8	4.5	5.1
Average Balances:
Loans	$43,460	$42,006	$38,317	$38,229	$35,046
Securities (3)	8,022	7,372	7,041	7,147	7,311
Short-term investments	290	294	219	214	203
Total earning assets	51,772	49,673	45,577	45,591	42,560
Total assets	58,604	56,130	51,524	51,088	47,800
Deposits	44,163	42,195	38,657	39,211	36,450
Borrowings	4,353	4,146	3,855	3,146	2,937
Notes and debentures	1,000	974	914	904	896
Total funding liabilities	49,515	47,314	43,427	43,261	40,284
Stockholders’ equity	7,804	7,654	7,079	6,978	6,562
Ratios:
Net loan charge-offs to average total loans (annualized)	0.10%	0.06%	0.06%	0.05%	0.06%
Non-performing assets to total loans, real estate owned and repossessed assets (1)	0.59	0.57	0.52	0.55	0.59
Allowance for cresit losses to: (1)
Total loans	0.77	0.57	0.63	0.63	0.68
Non-accrual loans	142.2	110.0	139.5	122.9	124.5
Average stockholders’ equity to average total assets	13.3	13.6	13.7	13.7	13.7
Stockholders’ equity to total assets	12.8	13.6	13.7	13.6	13.8
Tangible common equity to tangible assets (4)	7.4	8.0	7.8	7.7	7.7
Total risk-based capital:
People’s United	11.3	12.0	12.0	12.0	12.4
People’s United Bank, National Association	12.0	12.1	12.2	12.4	12.9

(1)Allowance for credit losses and asset quality ratios for March 31, 2020 reflect the initial adoption and application of the CECL standard. Ratios for periods prior to January 1, 2020 have been restated to reflect the total loan portfolio (originated and acquired).
(2)Non-accrual loans for periods prior to January 1, 2020 have been restated to include acquired loans.
(3)Average balances for securities are based on amortized cost.
(4)See Non-GAAP Financial Measures and Reconciliation to GAAP.

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

The following table summarizes People’s United’s operating non-interest expense and efficiency ratio, as derived from amounts reported in the Consolidated Statements of Income:

	Three Months Ended
(dollars in millions)	March 31, 2020	Dec. 31, 2019	March 31, 2019
Total non-interest expense	$320.1	$325.7	$277.2
Adjustments to arrive at operating non-interest expense:
Merger-related expenses	(17.9)	(22.6)	(15.0)
Intangible asset write-down	—	(16.5)	—
Total	(17.9)	(39.1)	(15.0)
Operating non-interest expense	302.2	286.6	262.2
Adjustments:
Amortization of other acquisition-related intangible assets	(10.7)	(9.8)	(6.7)
Operating lease expense	(9.8)	(9.6)	(9.4)
Other (1)	(1.9)	(1.6)	(1.8)
Total non-interest expense for efficiency ratio	$279.8	$265.6	$244.3

Net interest income (FTE basis)	$403.7	$390.3	$340.0
Total non-interest income	123.8	124.2	94.6
Total revenues	527.5	514.5	434.6
Adjustments:
Operating lease expense	(9.8)	(9.6)	(9.4)
BOLI FTE adjustment	0.8	0.7	0.6
Gain on sale of branches, net of expenses	—	(7.6)	—
Net security gains	—	(0.1)	—
Other (2)	(0.3)	(3.2)	0.3
Total revenues for efficiency ratio	$518.2	$494.7	$426.1
Efficiency ratio	54.0%	53.7%	57.3%

(1)Items classified as “other” and deducted from non-interest expense for purposes of calculating the efficiency ratio include certain franchise taxes and real estate owned expenses.
(2)Items classified as “other” and (deducted from) added to total revenues for purposes of calculating the efficiency ratio include, as applicable, asset write-offs and gains/losses associated with the sale of branch locations

The following table summarizes People’s United’s operating earnings, operating EPS and operating return on average assets:

	Three Months Ended
(dollars in millions, except per common share data)	March 31, 2020	Dec. 31, 2019	March 31, 2019
Net income available to common shareholders	$126.9	$134.0	$111.1
Adjustments to arrive at operating earnings:
Merger-related expenses	17.9	22.6	15.0
Intangible asset write-down	—	16.5	—
Gain on sale of branches, net of expenses	—	(7.6)	—
Total pre-tax adjustments	17.9	31.5	15.0
Tax effect	(3.7)	(6.7)	(3.1)
Total adjustments, net of tax	14.2	24.8	11.9
Operating earnings	$141.1	$158.8	$123.0
Diluted EPS, as reported	$0.30	$0.31	$0.30
Adjustments to arrive at operating EPS:
Merger-related expenses	0.03	0.04	0.03
Intangible asset write-down	—	0.03	—
Gain of sale of branches, net of expenses	—	(0.01)	—
Total adjustments per common share	0.03	0.06	0.03
Operating EPS	$0.33	$0.37	$0.33
Average total assets	$58,604	$56,130	$47,800
Operating return on average assets (annualized)	0.96%	1.13%	1.03%

The following tables summarize People’s United’s operating return on average tangible common equity and operating common dividend payout ratio:

	Three Months Ended
(dollars in millions)	March 31, 2020	Dec. 31, 2019	March 31, 2019
Operating earnings	$141.1	$158.8	$123.0
Average stockholders’ equity	$7,804	$7,654	$6,562
Less: Average preferred stock	244	244	244
Average common equity	7,560	7,410	6,318
Less: Average goodwill and average other acquisition-related intangible assets	3,269	3,226	2,900
Average tangible common equity	$4,291	$4,184	$3,418
Operating return on average tangible common equity (annualized)	13.2%	15.2%	14.4%

	Three Months Ended
(dollars in millions)	March 31, 2020	Dec. 31, 2019	March 31, 2019
Common dividends paid	$77.3	$69.9	$65.2
Operating earnings	$141.1	$158.8	$123.0
Operating common dividend payout ratio	54.8%	44.0%	53.0%

The following tables summarize People’s United’s tangible common equity ratio and tangible book value per common share derived from amounts reported in the Consolidated Statements of Condition:

(dollars in millions)	March 31, 2020	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019	March 31, 2019
Total stockholders’ equity	$7,726	$7,947	$7,131	$7,046	$6,621
Less: Preferred stock	244	244	244	244	244
Common equity	7,482	7,703	6,887	6,802	6,377
Less: Goodwill and other acquisition-related intangible assets	3,264	3,275	3,065	3,073	2,896
Tangible common equity	$4,218	$4,428	$3,822	$3,729	$3,481
Total assets	$60,433	$58,590	$52,072	$51,622	$48,092
Less: Goodwill and other acquisition-related intangible assets	3,264	3,275	3,065	3,073	2,896
Tangible assets	$57,169	$55,315	$49,007	$48,549	$45,196
Tangible common equity ratio	7.4%	8.0%	7.8%	7.7%	7.7%

(in millions, except per common share data)	March 31, 2020	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019	March 31, 2019
Tangible common equity	$4,218	$4,428	$3,822	$3,729	$3,481
Common shares issued	533.47	532.83	487.59	487.35	467.38
Less: Shares classified as treasury shares	109.00	89.17	89.01	89.01	89.01
Common shares outstanding	424.47	443.66	398.58	398.34	378.37
Less: Unallocated ESOP shares	5.84	5.92	6.01	6.10	6.19
Common shares	418.63	437.74	392.57	392.24	372.18
Tangible book value per common share	$10.07	$10.12	$9.74	$9.51	$9.35

Financial Overview
People’s United completed its acquisitions of VAR Technology Finance effective January 2, 2019, BSB Bancorp, Inc. effective April 1, 2019 and United Financial Bancorp, Inc. effective November 1, 2019. The assets acquired and liabilities assumed in these transactions were recorded at their estimated fair values as of the respective closing dates. People’s United’s results of operations include the results of these acquired companies beginning with the respective effective dates. Financial data for prior periods has not been restated and therefore, are not directly comparable to subsequent periods.
People’s United reported net income of $130.4 million, or $0.30 per diluted common share, for the three months ended March 31, 2020, compared to $114.6 million, or $0.30 per diluted common share, for the year-ago period. Included in the results for the three months ended March 31, 2020 and 2019 are merger-related expenses totaling $17.9 million ($14.2 million after-tax) or $0.03 per common share and $15.0 million ($11.9 million after tax) or $0.03 per common share, respectively. Compared to the year-ago period, first quarter of 2020 earnings reflect the benefits from recent acquisitions, continued loan and deposit growth, and meaningful cost control.
People’s United’s return on average assets was 0.89% for the three months ended March 31, 2020 compared to 0.96% for the year-ago period. Return on average tangible common equity was 11.6% for the three months ended March 31, 2020 compared to 13.0% for the year-ago period. Compared to the first quarter of 2019, FTE net interest income increased $63.7 million to $403.7 million and the net interest margin decreased eight basis points to 3.12% (see Net Interest Income).

Average total earning assets increased $9.2 billion compared to the first quarter of 2019, primarily reflecting increases of $8.4 billion in average total loans and $711 million in average securities. Average total funding liabilities increased $9.2 billion compared to the year-ago quarter, primarily reflecting increases of $7.7 billion in average total deposits and $1.4 billion in average total borrowings.
Compared to the year-ago quarter, total non-interest income increased $29.2 million and total non-interest expense increased $42.9 million. The efficiency ratio was 54.0% for the first quarter of 2020 compared to 57.3% for the year-ago quarter (see Non-Interest Income and Non-Interest Expense).
The provision for credit losses in the first quarter of 2020 totaled $33.5 million, reflecting the application of the CECL standard and the impact of COVID-19, compared to $5.6 million in the year-ago quarter. Net loan charge-offs as a percentage of average total loans on an annualized basis were 0.10% in the first quarter of 2020 compared to 0.06% in the year-ago quarter. The ACL was $341.7 million at March 31, 2020, a $95.1 million increase from December 31, 2019. Non-performing assets totaled $261.8 million at March 31, 2020, a $14.3 million increase from December 31, 2019. At March 31, 2020, the ACL as a percentage of total loans was 0.77% and as a percentage of non-accrual loans was 142.2%, compared to 0.57% and 110.0%, respectively, at December 31, 2019 (see Asset Quality).
People’s United’s total stockholders’ equity was $7.7 billion at March 31, 2020 compared to $7.9 billion at  December 31, 2019. Stockholders’ equity as a percentage of total assets was 12.8% and 13.7% at March 31, 2020 and December 31, 2019, respectively. Tangible common equity as a percentage of tangible assets was 7.4% at March 31, 2020 compared to 8.0% at December 31, 2019 (see Stockholders’ Equity and Dividends). People's United's and People's United Bank, National Association (the "Bank's") Total risk-based capital ratios were 11.3% and 12.0%, respectively, at  March 31, 2020, compared to 12.0% and 12.1%, respectively, at December 31, 2019 (see Regulatory Capital Requirements).

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
People’s United uses an internal profitability reporting system to generate information by operating segment, which is based on a series of management estimates and allocations regarding funds transfer pricing (“FTP”), the provision for credit losses, non-interest expense and income taxes. These estimates and allocations, some of which are subjective in nature, are subject to periodic review and refinement. Any changes in estimates and allocations that may affect the reported results of any segment will not affect the consolidated financial position or results of operations of People’s United as a whole.

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
A five-year rolling average net charge-off rate is used as the basis for the provision for credit losses for the respective operating segment in order to present a level of portfolio credit cost that is representative of the Company’s historical experience, without presenting the potential volatility from year-to-year changes in credit conditions. While this method of allocation allows management to assess the longer-term profitability of an operating segment more effectively, it may result in a measure of an operating segment’s provision for credit losses that does not reflect actual losses recognized for the periods presented.
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
In conducting its 2019 goodwill impairment evaluation (as of the annual October 1st evaluation date), People’s United elected to perform the optional qualitative assessment for all three reporting units, and, upon doing so, concluded that performance of the quantitative impairment test was not required. At this time, none of the Company’s identified reporting units are at risk of failing the quantitative goodwill impairment test. See Note 15 to the Consolidated Financial Statements for a further discussion regarding the assessment of goodwill impairment.
In light of the economic disruption and uncertainty surrounding the COVID-19 pandemic, the Company qualitatively assessed, as of March 31, 2020, recent potential triggering events that could serve as indicators that the carrying amount of its goodwill is impaired. Based on this evaluation, which also considered the results of the 2019 impairment assessment, the Company concluded that it was not more likely than not that the fair value of any reporting unit was less than its carrying amount at that date.

Segment Performance Summary

Three months ended March 31, 2020	Commercial Banking	Retail Banking	Total Reportable Segments	Treasury	Other	Total Consolidated
(in millions)
Net interest income (loss)	$240.2	$151.4	$391.6	$8.0	$(3.6)	$396.0
Provision for credit losses	11.6	1.9	13.5	—	20.0	33.5
Total non-interest income	73.5	48.9	122.4	(1.3)	2.7	123.8
Total non-interest expense	123.8	157.8	281.6	4.4	34.1	320.1
Income (loss) before income tax expense (benefit)	178.3	40.6	218.9	2.3	(55.0)	166.2
Income tax expense (benefit)	38.4	8.7	47.1	0.5	(11.8)	35.8
Net income (loss)	$139.9	$31.9	$171.8	$1.8	$(43.2)	$130.4

Average total assets	$33,948.5	$13,982.7	$47,931.2	$8,947.0	$1,725.5	$58,603.7
Average total liabilities	14,308.5	25,440.4	39,748.9	10,262.4	788.1	50,799.4

Three months ended March 31, 2019	Commercial Banking	Retail Banking	Total Reportable Segments	Treasury	Other	Total Consolidated
(in millions)
Net interest income (loss)	$187.2	$129.6	$316.8	$22.9	$(6.9)	$332.8
Provision for credit losses	10.5	2.0	12.5	—	(6.9)	5.6
Total non-interest income	46.1	45.4	91.5	2.3	0.8	94.6
Total non-interest expense	107.4	146.5	253.9	4.5	18.8	277.2
Income (loss) before income tax expense (benefit)	115.4	26.5	141.9	20.7	(18.0)	144.6
Income tax expense (benefit)	24.0	5.5	29.5	4.3	(3.8)	30.0
Net income (loss)	$91.4	$21.0	$112.4	$16.4	$(14.2)	$114.6

Average total assets	$27,462.3	$11,095.1	$38,557.4	$7,882.3	$1,360.5	$47,800.2
Average total liabilities	10,297.3	22,073.1	32,370.4	8,175.5	692.0	41,237.9

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

	Three Months Ended March 31,
(in millions)	2020	2019
Net interest income	$240.2	$187.2
Provision for credit losses	11.6	10.5
Total non-interest income	73.5	46.1
Total non-interest expense	123.8	107.4
Income before income tax expense	178.3	115.4
Income tax expense	38.4	24.0
Net income	$139.9	$91.4

Average total assets	$33,948.5	$27,462.3
Average total liabilities	14,308.5	10,297.3
Commercial Banking net income increased $48.5 million for the three months ended March 31, 2020 compared to the year-ago period, reflecting increases in net interest income and non-interest income, partially offset by an increase in  non-interest expense. The $53.0 million increase in net interest income primarily reflects the benefits from an increase in average commercial loans and leases and a decrease in net FTP funding charges, partially offset by the adverse effect of a decline in loan yields. Non-interest income for the three months ended March 31, 2020 increased $27.4 million compared to the year-ago period, primarily reflecting increases in net gains on sales of loans, net customer interest rate swap income and commercial banking lending fees. The $16.4 million increase in non-interest expense in the first quarter of 2020 compared to the year-ago period reflects higher levels of both direct and allocated expenses. Compared to the first quarter of 2019, average total assets increased $6.5 billion, primarily reflecting loans and leases acquired in connection with acquisitions as well as organic loan growth. Average total liabilities increased $4.0 billion, primarily reflecting organic deposit growth and deposits assumed in connection with acquisitions.

Retail Banking includes, as its principal business lines, consumer lending (including residential mortgage and home equity lending) and consumer deposit gathering activities. This segment also includes brokerage, financial advisory services, investment management services and life insurance provided by People's Securities, Inc., investment advisory services and financial management and planning services provided by People's United Advisors, Inc. and non-institutional trust services.

	Three Months Ended March 31,
(in millions)	2020	2019
Net interest income	$151.4	$129.6
Provision for credit losses	1.9	2.0
Total non-interest income	48.9	45.4
Total non-interest expense	157.8	146.5
Income before income tax expense	40.6	26.5
Income tax expense	8.7	5.5
Net income	$31.9	$21.0

Average total assets	$13,982.7	$11,095.1
Average total liabilities	25,440.4	22,073.1
Retail Banking net income increased $10.9 million for the three months ended March 31, 2020 compared to the year-ago period, reflecting increases in net interest income and non-interest income, partially offset by an increase in non-interest expense. The $21.8 million increase in net interest income primarily reflects the benefits from an increase in average residential mortgage loans and higher net FTP funding credits, partially offset by an increase in interest expense. Non-interest income for the three months ended March 31, 2020 increased $3.5 million compared to the year-ago period, primarily reflecting an increase in bank service charges. The $11.3 million increase in non-interest expense in the first quarter of 2020 compared to the year-ago period reflects higher levels of both direct and allocated expenses. Compared to the first quarter of 2019, average total assets increased $2.9 billion, primarily reflecting loans acquired in connection with acquisitions, as well as organic loan growth. Average total liabilities increased $3.4 billion, primarily reflecting organic deposit growth and deposits assumed in connection with acquisitions.

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

	Three Months Ended March 31,
(in millions)	2020	2019
Net interest income	$8.0	$22.9
Provision for credit losses	—	—
Total non-interest income	(1.3)	2.3
Total non-interest expense	4.4	4.5
Income before income tax expense	2.3	20.7
Income tax expense	0.5	4.3
Net income	$1.8	$16.4

Average total assets	$8,947.0	$7,882.3
Average total liabilities	10,262.4	8,175.5
Treasury net income for the three months ended March 31, 2020 decreased $14.6 million compared to the year-ago period, primarily reflecting a decrease in net interest income. The $14.9 million decrease in net interest income primarily reflects an increase in net FTP funding charges, partially offset by an increase in securities income and a decrease in interest expense. Non-interest income in the first quarter of 2020 includes a $3.0 million charge relating to the write-down of a mortgage servicing asset and a $1.4 million unrealized loss relating to the change in fair value of the Company's equity securities. Compared to the first quarter of 2019, average total assets increased $1.1 billion, primarily reflecting an increase in securities, and average total liabilities increased $2.1 billion, reflecting increases in deposits and borrowings.

Other includes the residual financial impact from the allocation of revenues and expenses (including the provision for credit losses) and certain revenues and expenses not attributable to a particular segment; assets and liabilities not attributable to a particular segment; reversal of the FTE adjustment since net interest income for each segment is presented on an FTE basis; and the FTP impact from excess capital. The provision for credit losses in the first quarter of 2020 reflects the application of the CECL standard and the impact of COVID-19. The increase in non-interest expense compared to the year-ago period primarily reflects a higher level of allocated expenses. Included in non-interest expense for the three months ended March 31, 2020 and March 31, 2019 are merger-related expenses totaling $17.9 million and $15.0 million, respectively.

	Three Months Ended March 31,
(in millions)	2020	2019
Net interest loss	$(3.6)	$(6.9)
Provision for credit losses	20.0	(6.9)
Total non-interest income	2.7	0.8
Total non-interest expense	34.1	18.8
Loss before income tax benefit	(55.0)	(18.0)
Income tax benefit	(11.8)	(3.8)
Net loss	$(43.2)	$(14.2)

Average total assets	$1,725.5	$1,360.5
Average total liabilities	788.1	692.0

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
In March 2020, the FOMC lowered the target range for the federal funds rate twice by a total of 150 basis points (see Recent Developments), bringing the current target range to between 0.00% and 0.25%. In 2019, the FOMC lowered the target range three times by a total of 75 basis points. Previously, the FOMC raised the target range four times during 2018 by a total of 100 basis points. For the first quarter of 2020, the average effective federal funds rate was 1.42%.
The net interest margin was 3.12% in the first quarter of 2020, compared to 3.14% in the fourth quarter of 2019 and 3.20% in the first quarter of 2019. As compared to the fourth quarter of 2019, the decrease in net interest margin reflects the benefit from lower funding costs essentially offset by lower yields on the loan portfolio.
First Quarter 2020 Compared to First Quarter 2019
FTE net interest income increased $63.7 million compared to the first quarter of 2019, reflecting a $59.1 million increase in total interest and dividend income, partially offset by a $4.6 million decrease in total interest expense, and the net interest margin decreased eight basis points to 3.12%.
Average total earning assets were $51.8 billion in the first quarter of 2020, a $9.2 billion increase from the first quarter of 2019, primarily reflecting increases of $8.4 billion in average total loans and $711 million in average securities. The average total commercial loan, average residential mortgage loan and average home equity portfolios increased $5.6 billion, $2.1 billion and $423 million, respectively, compared to the year-ago period, reflecting loans and leases acquired in connection with acquisitions as well as organic growth.

Average total loans, average securities and average short-term investments comprised 84%, 15% and 1%, respectively, of average total earning assets in the first quarter of 2020, compared to 82%, 17% and 1%, respectively, in the first quarter of 2019. In the current quarter, the yield earned on the total loan portfolio was 4.13% and the yield earned on securities and  short-term investments was 2.79%, compared to 4.50% and 2.86%, respectively, in the year-ago period. At March 31, 2020 and December 31, 2019, approximately 46% and 44%, respectively, of the Company’s loan portfolio was comprised of Prime Rate and LIBOR-based floating rate loans.
Average total funding liabilities were $49.5 billion in the first quarter of 2020, a $9.2 billion increase from the year-ago period, primarily reflecting increases of $7.7 billion in average total deposits and $1.4 billion in average total borrowings. The increase in average total deposits reflects organic growth as well as deposits assumed in connection with acquisitions. Excluding brokered deposits, average savings, interest-bearing checking and money market deposits, average time deposits and average non-interest bearing deposits increased $4.0 billion, $1.8 billion and $1.8 billion, respectively. Average total deposits comprised 89% and 90% of average total funding liabilities in the first quarters of 2020 and 2019, respectively.
The 24 basis point decrease to 0.83% in the rate paid on average total funding liabilities in the first quarter of 2020 compared to 2019 primarily reflects the decreases in the target federal funds rate discussed above. The rate paid on average total deposits decreased 18 basis points, reflecting decreases of 22 basis points in savings, interest-bearing checking and money market deposits and 30 basis points in time deposits, partially offset by the benefit from a $1.8 billion increase in non-interest bearing deposits. Average savings, interest-bearing checking and money market deposits and average time deposits comprised 56% and 21%, respectively, of average total deposits in the first quarter of 2020 compared to 58% and 20%, respectively, in the comparable 2019 period.
First Quarter 2020 Compared to Fourth Quarter 2019
FTE net interest income increased $13.4 million compared to the fourth quarter of 2019, reflecting a $2.3 million increase in total interest and dividend income and $11.1 million decrease in total interest expense, and the net interest margin decreased two basis points to 3.12%, reflecting lower rates on deposits and borrowings, which benefited the net interest margin by six basis points and two basis points, respectively, partially offset by (i) lower yields on the loan portfolio, which reduced the net interest margin by eight basis points and (ii) one less calendar day in the first quarter, which reduced the net interest margin by two basis points.
Average total earning assets increased $2.1 billion from the fourth quarter of 2019, reflecting increases of $1.5 billion in average total loans and $650 million in average securities. In the first quarter of 2020, the average total commercial loan portfolio increased $1.1 billion and average residential loan portfolio increased $217 million, while the average home equity portfolio decreased $57 million. Within commercial loans, the commercial real estate and equipment financing portfolios increased $922 million and $131 million, respectively.
Average total funding liabilities increased $2.2 billion from the fourth quarter of 2019, primarily reflecting increases of $2.0 billion in average total deposits and $206 million in average total borrowings.
The following table presents average balance sheets, FTE-basis interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended March 31, 2020, December 31, 2019 and March 31, 2019. The average balances are principally daily averages and, for loans, include both performing and non-performing balances. Interest income on loans includes the effect of deferred loan fees and costs accounted for as yield adjustments, but does not include interest on loans for which People’s United has ceased to accrue interest. Premium amortization and discount accretion (including amounts attributable to purchase accounting adjustments) are also included in the respective interest income and interest expense amounts. The impact of People’s United’s use of derivative instruments in managing IRR is also reflected in the tables, classified according to the instrument hedged and the related risk management objective.

+

Average Balance Sheet, Interest and Yield/Rate Analysis (1)

	March 31, 2020			December 31, 2019			March 31, 2019
Three months ended (dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Short-term investments	$289.8	$2.0	2.70%	$294.4	$1.0	1.39%	$202.8	$1.3	2.60%
Securities (2)	8,021.8	56.0	2.80	7,372.2	52.6	2.85	7,310.6	52.4	2.87
Loans:
Commercial real estate	14,715.3	149.6	4.07	13,793.2	147.2	4.27	11,588.3	132.7	4.58
Commercial and industrial	10,866.6	109.8	4.04	10,805.1	117.7	4.36	8,974.0	106.5	4.74
Equipment financing	4,915.6	68.2	5.55	4,785.0	66.7	5.58	4,357.7	59.0	5.42
Residential mortgage	10,236.3	90.5	3.54	10,019.0	88.5	3.53	8,153.6	70.9	3.48
Home equity and other consumer	2,726.1	30.7	4.51	2,603.8	30.8	4.72	1,972.9	24.9	5.05
Total loans	43,459.9	448.8	4.13	42,006.1	450.9	4.29	35,046.5	394.0	4.50
Total earning assets	51,771.5	$506.8	3.92%	49,672.7	$504.5	4.06%	42,559.9	$447.7	4.21%
Other assets	6,832.2			6,457.2			5,240.3
Total assets	$58,603.7			$56,129.9			$47,800.2
Liabilities and stockholders’ equity:
Deposits:
Non-interest-bearing	$10,077.8	$—	—%	$9,593.6	$—	—%	$8,301.3	$—	—%
Savings, interest-bearing checking and money market	24,940.7	44.1	0.71	23,674.3	49.7	0.84	21,018.0	48.8	0.93
Time	9,144.6	34.8	1.52	8,926.8	37.2	1.67	7,130.8	32.4	1.82
Total deposits	44,163.1	78.9	0.71	42,194.7	86.9	0.82	36,450.1	81.2	0.89
Borrowings:
Federal Home Loan Bank advances	2,430.6	9.8	1.61	2,287.7	11.4	1.99	1,890.1	12.4	2.64
Federal funds purchased	1,593.9	5.1	1.28	1,489.3	6.4	1.73	751.9	4.7	2.52
Customer repurchase agreements	328.0	0.5	0.67	369.2	0.7	0.73	286.2	0.5	0.65
Other borrowings	—	—	—	—	—	—	9.0	0.1	2.43
Total borrowings	4,352.5	15.4	1.42	4,146.2	18.5	1.78	2,937.2	17.7	2.41
Notes and debentures	999.5	8.8	3.51	973.5	8.8	3.61	896.3	8.8	3.93
Total funding liabilities	49,515.1	$103.1	0.83%	47,314.4	$114.2	0.96%	40,283.6	$107.7	1.07%
Other liabilities	1,284.3			1,161.3			954.3
Total liabilities	50,799.4			48,475.7			41,237.9
Stockholders’ equity	7,804.3			7,654.2			6,562.3
Total liabilities and stockholders’ equity	$58,603.7			$56,129.9			$47,800.2
Net interest income/spread (3)		$403.7	3.09%		$390.3	3.10%		$340.0	3.14%
Net interest margin			3.12%			3.14%			3.20%

(1)Average yields earned and rates paid are annualized.
(2)Average balances and yields for securities are based on amortized cost.
(3)The FTE adjustment was $7.7 million, $7.6 million and $7.2 million for the three months ended March 31, 2020, December 31, 2019 and March 31, 2019, respectively.

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

	Three Months Ended March 31, 2020 Compared To
	March 31, 2019 Increase (Decrease)			December 31, 2019 Increase (Decrease)
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Short-term investments	$0.6	$0.1	$0.7	$—	$1.0	$1.0
Securities	5.0	(1.4)	3.6	4.6	(1.2)	3.4
Loans:
Commercial real estate	33.0	(16.1)	16.9	9.6	(7.2)	2.4
Commercial and industrial	20.5	(17.2)	3.3	0.7	(8.6)	(7.9)
Equipment financing	7.7	1.5	9.2	1.8	(0.3)	1.5
Residential mortgage	18.4	1.2	19.6	1.9	0.1	2.0
Home equity and other consumer	8.7	(2.9)	5.8	1.4	(1.5)	(0.1)
Total loans	88.3	(33.5)	54.8	15.4	(17.5)	(2.1)
Total change in interest and dividend income	93.9	(34.8)	59.1	20.0	(17.7)	2.3
Interest expense:
Deposits:
Savings, interest-bearing checking and money market	8.2	(12.9)	(4.7)	2.5	(8.1)	(5.6)
Time	8.2	(5.8)	2.4	0.9	(3.3)	(2.4)
Total deposits	16.4	(18.7)	(2.3)	3.4	(11.4)	(8.0)
Borrowings:
Federal Home Loan Bank advances	3.0	(5.6)	(2.6)	0.7	(2.3)	(1.6)
Federal funds purchased	3.5	(3.1)	0.4	0.4	(1.7)	(1.3)
Customer repurchase agreements	0.1	(0.1)	—	(0.1)	(0.1)	(0.2)
Other borrowings	(0.1)	—	(0.1)	—	—	—
Total borrowings	6.5	(8.8)	(2.3)	1.0	(4.1)	(3.1)
Notes and debentures	1.0	(1.0)	—	0.2	(0.2)	—
Total change in interest expense	23.9	(28.5)	(4.6)	4.6	(15.7)	(11.1)
Change in net interest income	$70.0	$(6.3)	$63.7	$15.4	$(2.0)	$13.4

Non-Interest Income

	Three Months Ended
(in millions)	March 31, 2020	Dec. 31, 2019	March 31, 2019
Bank service charges	$28.0	$28.9	$25.2
Investment management fees	18.1	19.3	19.3
Operating lease income	12.6	12.7	12.7
Commercial banking lending fees	12.1	12.9	7.8
Insurance revenue	10.9	7.5	10.5
Cash management fees	7.4	7.1	6.8
Other non-interest income:
Customer interest rate swap income, net	8.8	8.5	2.8
BOLI	2.9	2.7	2.7
Net gains on sales of residential mortgage loans	0.7	0.8	0.2
Other	22.3	23.8	6.6
Total other non-interest income	34.7	35.8	12.3
Total non-interest income	$123.8	$124.2	$94.6
Total non-interest income in the first quarter of 2020 increased $29.2 million compared to the first quarter of 2019 and decreased $0.4 million compared to the fourth quarter of 2019. The increase in non-interest income in the first quarter of 2020 compared to the year-ago period primarily reflects increases in net customer interest rate swap income, commercial banking lending fees and other non-interest income.
The increase in bank service charges in the first quarter of 2020 compared to the year-ago period primarily reflects higher overdraft and interchange-related fees and benefits from recent acquisitions. The decrease in investment management fees compared to the first quarter of 2019 primarily reflects the adverse effect of recent market volatility. At March 31, 2020, assets under discretionary management totaled $7.8 billion compared to $9.2 billion at December 31, 2019.
The increase in insurance revenue compared to the fourth quarter of 2019 primarily reflects the seasonality of commercial insurance renewals. The fluctuations in commercial banking lending fees compared to both the first quarter of 2019 and the fourth quarter of 2019 are primarily related to the level of prepayment income and loan syndication fees collected in the respective periods.
The fluctuations in net customer interest rate swap income in the first quarter of 2020 compared to the first quarter of 2019 and fourth quarter of 2019 reflects the levels in both the number and notional value of customer swaps. The increase in net gains on sales of residential mortgage loans in the first quarter of 2019 compared to the first quarter of 2019 reflects improvement in spreads on pricing and a 40% increase in the volume of residential mortgage loans sold. Loans held-for-sale at March 31, 2020 consisted of newly-originated residential mortgage loans with a carrying amount of $19.2 million.
On an FTE basis, BOLI income totaled $3.7 million in the first quarter of 2020 compared to $3.4 million in the fourth quarter of 2019 and $3.3 million in the year-ago quarter. Other non-interest income in the first quarter of 2020 includes: (i) net gains on loans held-for-sale totaling $16.9 million; (ii) a $3.0 million charge relating to the write-down of a mortgage servicing asset; and (iii) unrealized losses relating to the change in fair value of equity securities of $1.4 million (compared to unrealized gains of $1.0 million and $0.2 million in the fourth quarter of 2019 and first quarter of 2019, respectively, see Note 2 to the Consolidated Financial Statements). Inluded in other non-interest income in the fourth quarter of 2019 are a $7.6 million gain, net of expenses (considered non-operating), on the sale of eight branches and a $3.3 million gain on the sale-leaseback of a building.

Non-Interest Expense

	Three Months Ended
(dollars in millions)	March 31, 2020	Dec. 31, 2019	March 31, 2019
Compensation and benefits	$173.9	$171.4	$155.4
Occupancy and equipment	51.0	52.2	44.3
Professional and outside services	38.5	29.6	20.0
Amortization of other acquisition-related intangible assets	10.7	9.8	6.7
Operating lease expense	9.8	9.6	9.4
Regulatory assessments	8.7	7.3	7.0
Other non-interest expense:
Stationary, printing, postage and telephone	6.9	6.8	6.5
Advertising and promotion	3.8	4.5	3.3
Other	16.8	34.5	24.6
Total other non-interest expense	27.5	45.8	34.4
Total non-interest expense	$320.1	$325.7	$277.2
Efficiency ratio	54.0%	53.7%	57.3%
Total non-interest expense in the first quarter of 2020 increased $42.9 million compared to the first quarter of 2019 and decreased $5.6 million compared to the fourth quarter of 2019. Included in total non-interest expense are merger-related and other non-operating expenses totaling $17.9 million in the first quarter of 2020, $39.1 million in the fourth quarter of 2019 and $15.0 million in the year-ago quarter. Excluding such expenses, total non-interest expense increased $40.0 million compared to the first quarter of 2019 (primarily reflecting the incremental costs resulting from recent acquisitions) and increased $15.6 million compared to the fourth quarter of 2019 (primarily reflecting an increase in compensation and benefits costs).
As compared to the first quarter of 2019, the improvement in the efficiency ratio reflects increases in adjusted total revenues of 22% and adjusted total expenses of 15% (see Non-GAAP Financial Measures and Reconciliation to GAAP).
The year-over-year increase in compensation and benefits primarily reflects the incremental costs from recent acquisitions, as well as the effect of normal merit increases and higher incentive-related expenses. Excluding $0.4 million and $7.5 million of merger-related expenses included in compensation and benefits in the first quarter of 2020 and the fourth quarter of 2019, respectively, the $9.6 million increase primarily reflects seasonally-higher payroll and benefit-related costs.
The increase in occupancy and equipment expense in the first quarter of 2020 compared to the year-ago period primarily reflects the incremental costs resulting from recent acquisitions. Professional and outside services fees include merger-related expenses totaling $15.1 million in the first quarter of 2020, $5.6 million in the fourth quarter of 2019 and $1.2 million in the first quarter of 2019. Excluding such expenses, the fluctuations in professional and outside services fees are primarily related to the timing of certain projects.
Regulatory assessments include Federal Deposit Insurance Corporation (“FDIC”) insurance premiums, which are based on the Bank’s average total assets and average tangible equity, and FDIC-defined risk factors. The actual amount of future regulatory assessments will be dependent on several factors, including: (i) the Bank’s average total assets and average tangible equity; (ii) the Bank’s risk profile; and (iii) whether additional special assessments are imposed in future periods and the manner in which such assessments are determined. The increase in regulatory assessments in the first quarter of 2020 compared to the fourth and first quarters of 2019 primarily reflects increases in the Bank's total assessment base resulting from recent acquisitions and organic growth.
The increase in amortization of other acquisition-related intangible assets expense in the first quarter of 2020 compared to the fourth and first quarter of 2019 reflects the effect of additional intangible assets resulting from recent acquisitions. Scheduled amortization expense attributable to other acquisition-related intangible assets for the full-year of 2020 and each of the next five years is as follows: $40.9 million in 2020; $36.1 million in 2021; $31.7 million in 2022; $24.0 million in 2022; $20.3 million in 2023; and $17.3 million in 2024.
Merger-related and other non-operating expenses included in other non-interest expense totaled $1.9 million,  $25.4 million and $11.9 million for the first quarter of 2020, fourth quarter of 2019 and first quarter of 2019, respectively.

Income Taxes
People’s United’s effective income tax rate was 21.5% for the three months ended March 31, 2020 compared to 20.2% for the full-year of 2019. People’s United’s effective income tax rate for the full-year 2020 is expected to be approximately 20% to 22%. Differences, if any, arising between People’s United’s effective income tax rate and the U.S. federal statutory rate of 21% are generally attributable to: (i) tax-exempt interest earned on certain investments; (ii) tax-exempt income from BOLI; and (iii) state income taxes.

FINANCIAL CONDITION

General
Total assets at March 31, 2020 were $60.4 billion, a $1.8 billion increase from December 31, 2019, primarily reflecting increases of $762 million in total securities, $688 million in total loans and $543 million in other assets. The increase in total loans from December 31, 2019 to March 31, 2020 reflects a $1.0 billion increase in commercial loans partially offset by a  $308 million decrease in retail loans, as the Company continues to remix the balance sheet with a focus on higher-yielding portfolios. The increase in total securities primarily reflects purchases of government sponsored enterprise mortgage-backed securities and a $102 million increase in the unrealized gain on debt securities available-for-sale. The increase in other assets primarily reflects the change in fair value of derivative financial instruments.
Non-performing assets totaled $261.8 million at March 31, 2020, a $14.3 million increase from December 31, 2019, primarily reflecting increases of $16.0 million in non-accrual commercial and industrial loans and $3.3 million in non-accrual residential mortgage loans, partially offset by decreases of $5.2 million in non-accrual equipment finance loans and $2.4 million in other real estate owned ("REO"). The ACL totaled $341.7 million at March 31, 2020, compared to $246.6 million at December 31, 2019. At March 31, 2020, the ACL as a percentage of total loans was 0.77% and as a percentage of non-accrual loans was 142.2%, compared to 0.57% and 110.0%, respectively, at December 31, 2019.
At March 31, 2020, total liabilities were $52.7 billion, a $2.1 billion increase from December 31, 2019, primarily reflecting increases of $1.2 billion in total deposits and $756 million in total borrowings.
People’s United’s total stockholders’ equity was $7.7 billion at March 31, 2020, a $222 million decrease from December 31, 2019. As a percentage of total assets, stockholders’ equity was 12.8% and 13.6% at March 31, 2020 and December 31, 2019, respectively. Tangible common equity equaled 7.4% of tangible assets at March 31, 2020 compared to 8.0% at December 31, 2019 (see Stockholders Equity and Dividends).
People’s United’s (consolidated) Tier 1 Leverage capital ratio and its Common Equity Tier 1 (“CET 1”), Tier 1 and Total risk-based capital ratios were 8.4%, 9.5%, 10.0% and 11.3%, respectively, at March 31, 2020, compared to 9.1%, 10.2%, 10.7% and 12.0%, respectively, at December 31, 2019. The Bank’s Tier 1 Leverage capital ratio and its CET 1, Tier 1 and Total risk-based capital ratios were 8.9%, 10.7%, 10.7% and 12.0%, respectively, at March 31, 2020, compared to 9.3%, 10.9%, 10.9% and 12.1%, respectively, at December 31, 2019 (see Regulatory Capital Requirements).

Loans
People’s United’s lending activities consist of originating loans secured by commercial and residential properties, and extending secured and unsecured loans to commercial and consumer customers.
The following tables summarize People’s United’s loan portfolios:
Commercial Real Estate

(in millions)	March 31, 2020	December 31, 2019
Property Type:
Residential (multifamily)	$5,080.6	$5,140.2
Retail	3,837.7	3,843.8
Office buildings	2,572.3	2,689.6
Hospitality/entertainment	977.3	948.4
Industrial/manufacturing	787.3	784.2
Health care	547.8	561.3
Mixed/special use	294.9	287.2
Self storage	212.2	209.8
Land	80.4	73.8
Other	261.1	224.0
Total commercial real estate	$14,651.6	$14,762.3
Commercial and Industrial

(in millions)	March 31, 2020	December 31, 2019
Industry:
Finance and insurance	$3,109.7	$2,521.8
Service	2,032.9	1,975.0
Wholesale trade	1,277.1	1,286.6
Manufacturing	1,267.6	1,175.1
Real estate, rental and leasing	1,142.8	1,131.0
Health services	1,044.6	960.1
Retail trade	705.5	694.0
Transportation and utilities	418.7	384.3
Construction	331.6	314.3
Arts, entertainment and recreation	187.8	159.3
Information and media	150.5	141.8
Printing	101.3	91.0
Packaging	78.5	65.5
Public administration	58.7	64.6
Other	138.4	77.2
Total commercial and industrial	$12,045.7	$11,041.6

Equipment Financing

(in millions)	March 31, 2020	December 31, 2019
Industry:
Transportation and utilities	$1,199.0	$1,213.3
Service	697.8	694.2
Construction	713.5	689.9
Rental and leasing	565.7	580.2
Manufacturing	363.6	306.4
Wholesale trade	273.0	256.8
Health services	230.5	219.4
Printing	188.7	191.8
Waste management	203.1	196.8
Retail trade	129.2	121.3
Packaging	112.9	114.3
Mining, oil and gas	79.6	74.7
Other	256.1	251.3
Total equipment financing	$5,012.7	$4,910.4
Residential Mortgage

(in millions)	March 31, 2020	December 31, 2019
Adjustable-rate	$6,825.2	$7,064.8
Fixed-rate	3,256.7	3,253.3
Total residential mortgage	$10,081.9	$10,318.1
Home Equity and Other Consumer

(in millions)	March 31, 2020	December 31, 2019
Home equity lines of credit	$2,109.4	$2,153.2
Home equity loans	240.5	253.3
Other	142.2	157.2
Total home equity and other consumer	$2,492.1	$2,563.7

Asset Quality
CARES Act
Issued in response to the economic disruption caused by the COVID-19 pandemic, the CARES Act provides financial assistance for businesses and individuals as well as targeted regulatory relief for financial institutions. The following provisions of the CARES Act are significant to People’s United.
Paycheck Protection Program
The CARES Act creates a new loan guarantee program known as the Paycheck Protection Program ("PPP"), the objective of which is to provide small businesses with financial support to cover payroll and certain other expenses. Loans made under the PPP are fully guaranteed by the Small Business Administration ("SBA"), whose guarantee is backed by the full faith and credit of the United States. PPP loans also afford borrowers forgiveness up to the principal amount of the loan, plus accrued interest, provided the loan proceeds are used to retain workers and maintain payroll or to make certain mortgage interest, lease and utility payments, and certain other criteria are satisfied. The SBA will reimburse PPP lenders for any amount of a PPP loan that is forgiven, and PPP lenders will not be held liable for any representations made by PPP borrowers in connection with their requests for loan forgiveness. As of May 7, 2020, People’s United, as a participating PPP lender, had approved, submitted to the SBA and funded PPP loan requests totaling approximately $2.5 billion.

Loan Forbearance Initiatives
The CARES Act, along with supervisory guidance issued by the federal banking regulators, also creates a forbearance program for federally-backed mortgage loans and provides financial institutions with the option to temporarily suspend certain requirements under U.S. GAAP related to troubled debt restructurings (“TDRs”). Specifically, short-term modifications made on a good faith basis in response to COVID-19 to borrowers that are current prior to any relief, are not required to be considered for TDR classification. This includes short-term (e.g. six months or less) modifications such as payment deferrals, fee waivers, extensions of repayment terms or other delays in payment that are insignificant. This exception relates to any eligible loan modification made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the national emergency related to COVID-19 is ended. Further, for loans not otherwise reportable as past due, financial institutions are not expected to designate loans with deferrals granted due to COVID-19 as past due because of the deferral. The Company’s policies and practices with respect to the assessment of loan repayment, non-accrual status and charge-offs remain unchanged. As of May 7, 2020, the Company had granted loan forbearance requests totaling approximately $6.4 billion across nearly all of the Company’s loan portfolios, with the most significant activity noted in commercial real estate, commercial and industrial, and equipment financing.
The CARES Act also prohibits servicers of federally-backed mortgage loans from initiating any foreclosure action on any residential property that is not vacant or abandoned for a period of 60 days, beginning on March 18, 2020. In addition to these federal measures, some state governments have taken action to require forbearance with respect to certain loans and fees. The Company continues to monitor both federal and state regulatory developments in relation to COVID-19 and their potential impact on our operations.
General
As a result of adopting the CECL standard on January 1, 2020, the Company’s prior distinction between the originated loan portfolio and the acquired loan portfolio is no longer necessary. Accordingly, prior period disclosures have been revised to conform to the current period presentation. In addition, the portfolio segments and loan classes are unchanged following the adoption of the CECL standard with the exception of mortgage warehouse/asset based lending ("MWABL") which, prior to January 1, 2020, was included in commercial and industrial.
While People’s United continues to adhere to prudent underwriting standards, the loan portfolio is not immune to potential negative consequences arising as a result of general economic weakness and, in particular, a prolonged downturn in the housing market on a national scale. Decreases in real estate values could adversely affect the value of property used as collateral for loans. In addition, adverse changes in the economy could have a negative effect on the ability of borrowers to make scheduled loan payments, which would likely have an adverse impact on earnings. Further, an increase in loan delinquencies may serve to decrease interest income and adversely impact credit loss experience, resulting in an increased provision and ACL.
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
Certain loans whose terms have been modified are considered TDRs. Loans are considered TDRs if the borrower is experiencing financial difficulty and is afforded a concession by People’s United, such as, but not limited to: (i) payment deferral; (ii) a reduction of the stated interest rate for the remaining contractual life of the loan; (iii) an extension of the loan’s original contractual term at a stated interest rate lower than the current market rate for a new loan with similar risk; (iv) capitalization of interest; or (v) forgiveness of principal or interest.
Guidance issued by the Office of the Comptroller of the Currency requires that loans subject to a borrower’s discharge from personal liability following a Chapter 7 bankruptcy be treated as TDRs, included in non-performing loans and written down to the estimated collateral value, regardless of delinquency status. Included in TDRs at March 31, 2020 are $26.2 million of such loans. Of this amount, $20.9 million, or 80%, were less than 90 days past due on their payments as of that date.
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

During the three months ended March 31, 2020, we performed 14 loan modifications that were not classified as TDRs. The balances of these loans at the time of the respective modifications totaled $16.1 million. In each case, we concluded that the modification did not result in the granting of a concession based on one or more of the following considerations: (i) the receipt of additional collateral (the nature and amount of which was deemed to serve as adequate compensation for other terms of the restructuring) and/or guarantees; (ii) the borrower having access to funds at a market rate for debt with similar risk characteristics as the restructured debt; and (iii) the restructuring resulting in a delay in payment that is insignificant in relation to the other terms of the obligation. See Note 3 to the Consolidated Financial Statements and Loan Forbearance Initiatives above for additional disclosures relating to TDRs.
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
At March 31, 2020, the loan portfolio included $1.1 billion of interest-only residential mortgage loans. People’s United began originating interest-only residential mortgage loans in March 2003. The underwriting guidelines and requirements for such loans are generally more restrictive than those applied to other types of residential mortgage loans. People’s United has not originated interest-only residential mortgage loans that permit negative amortization or optional payment amounts. Amortization of an interest-only residential mortgage loan begins after the initial interest rate changes (e.g. after 5 years for a 5/1 adjustable-rate mortgage). In general, People’s United’s underwriting guidelines for residential mortgage loans require the following: (i) properties must be single-family and owner-occupied primary residences; (ii) lower loan-to-value (“LTV”) ratios (less than 60% on average); (iii) higher credit scores (greater than 700 on average); and (iv) sufficient post-closing reserves.
Updated estimates of property values are obtained from an independent third-party for residential mortgage loans 90 days past due. At March 31, 2020, non-performing residential mortgage loans totaling $0.2 million had current LTV ratios of more than 100%. At that date, the weighted average LTV ratio and FICO score for the residential mortgage loan portfolio were 63% and 760, respectively.
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
During the three months ended March 31, 2020, the Company repurchased one residential mortgage loan from a GSE that we had previously sold to the GSE. The balance of the loan at the time of the repurchase totaled $0.2 million and related fees and expenses incurred totaled less than $0.1 million. During that same time period, the Company issued five investor refunds, totaling less than $0.1 million, under contractual recourse agreements. Based on the limited number of repurchase requests the Company has historically received, the immaterial cost associated with such repurchase requests and management’s view that this past experience is consistent with our current and near-term estimate of such exposure, the Company has established a reserve for such repurchase requests, which totaled $0.2 million as of March 31, 2020.
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
The following table sets forth, as of March 31, 2020, the committed amount of HELOCs scheduled to have the draw period end during the years shown:

December 31, (in millions)	Credit Lines
2020	$94.6
2021	265.2
2022	416.6
2023	432.3
2024	486.0
2025	478.0
Later years	1,915.9
Total	$4,088.6
Approximately 87% of our HELOCs are presently in their draw period. Although converted amortizing payment loans represent only a small portion of the portfolio, our default and delinquency statistics indicate a higher level of occurrence for such loans when compared to HELOCs that are still in the draw period.
Delinquency statistics for the HELOC portfolio as of March 31, 2020 are as follows:

	Portfolio Balance	Delinquencies
(dollars in millions)		Amount	Percent
HELOC status:
Still in draw period	$1,834.8	$14.0	0.75%
Amortizing payment	274.6	19.8	7.20
For the three months ended March 31, 2020, 52% of our borrowers with balances outstanding under HELOCs paid only the minimum amount due.
The majority of home equity loans fully amortize over terms ranging from 5 to 20 years. Home equity loans are limited to first or second liens on a borrower’s primary residence. The maximum LTV ratio is 80% on a single-family property, including a condominium, and 70% on a two-family property. Lower LTV ratios are required on larger line amounts.
We are not able, at this time, to develop statistics for the entire home equity portfolio (both HELOCs and home equity loans) with respect to first liens serviced by third parties that have priority over our junior liens, as lien position data has not historically been captured on our loan servicing systems. As of March 31, 2020, full and complete first lien position data was not readily available for 33% of the home equity portfolio. Effective January 2011, we began tracking lien position data for all new originations and our collections department continues to add lien position data once a loan reaches 75 days past due in connection with our updated assessment of combined loan-to-value (“CLTV”) exposure, which takes place for loans 90 days past due. In addition, when we are notified that the holder of a superior lien has commenced a foreclosure action, our home equity account is identified in the collections system for ongoing monitoring of the legal action. As of March 31, 2020, the portion of the home equity portfolio more than 90 days past due with a CLTV greater than 80% was $10.9 million.

As of March 31, 2020, full and complete first lien position data was readily available for 55%, or $1.3 billion, of the home equity portfolio. Of that total, 40%, or $514.5 million, are in a junior lien position. We estimate that of those junior liens, 35%, or $180.1 million, are held or serviced by others.
When the first lien is held by a third-party, we can, in some cases, obtain an indication that a first lien is in default through information reported to credit bureaus. However, because more than one mortgage may be reported in a borrower’s credit report and there may not be a corresponding property address associated with reported mortgages, we are often unable to associate a specific first lien with our junior lien. As of March 31, 2020, there were seven loans totaling $0.8 million for which we have received notification that the holder of a superior lien has commenced foreclosure action. Our second lien position was non-accrual at the time such foreclosure action was commenced, however no loss is expected related to these loans as of March 31, 2020. It is important to note that the percentage of new home equity originations for which we hold the first lien has increased steadily from approximately 40% in 2009 to approximately 55% as of March 31, 2020.
We believe there are several factors that serve to mitigate the potential risk associated with the limitations on available first lien data. Most importantly, our underwriting guidelines for home equity loans, which have been, and continue to be, consistently applied, generally require the following: (i) properties located within our geographic footprint; (ii) lower LTV ratios; and (iii) higher credit scores. Notwithstanding the maximum LTV ratios and minimum FICO scores discussed previously, actual LTV ratios at origination were less than 60% on average and current FICO scores of our borrowers are greater than 700 on average. In addition, as of March 31, 2020, 98% of the portfolio balance relates to originations that occurred since 2005, which is generally recognized as the peak of the last housing bubble. We believe these factors are a primary reason for the portfolio’s relatively low level of non-performing loans and net loan charge-offs, both in terms of absolute dollars and as a percentage of average total loans.
Each month, all home equity and second mortgage loans greater than 180 days past due (regardless of our lien position) are analyzed in order to determine the amount by which the balance outstanding (including any amount subject to a first lien) exceeds the underlying collateral value. To the extent a shortfall exists, a charge-off is recognized. This charge-off activity is reflected in our established ACL for home equity and second mortgage loans as part of the component attributable to historical portfolio loss experience. While the limitations on available first lien data could impact the accuracy of our credit loss estimates, we believe that our methodology results in an ACL that appropriately estimates the expected credit losses within the portfolio, including those loans originated prior to January 2011 for which certain lien position data is not available.
As of March 31, 2020, the weighted average CLTV ratio and FICO score for the home equity portfolio were 58% and 737, respectively.
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

People’s United’s construction loan portfolio totaled $1.1 billion (3% of total loans) at March 31, 2020. The total committed amount at that date, including both the outstanding balance and the unadvanced portion of such loans, was $1.9 billion. In some cases, a portion of the total committed amount includes an accompanying interest reserve. At March 31, 2020, construction loans totaling $590.8 million had remaining available interest reserves of $56.4 million. At that date, the Company had no construction loans with interest reserves that were on non-accrual status and included in non-performing loans.
Historically, certain economic conditions have resulted in an increase in the number of extension requests for commercial real estate and construction loans, some of which may have included related repayment guarantees. Modifications of commercial real estate loans involving maturity extensions are evaluated according to the Company’s normal underwriting standards and are classified as TDRs if the borrower is experiencing financial difficulty and is afforded a concession by People’s United similar to those discussed previously. People’s United had $3.2 million of restructured construction loans at March 31, 2020.
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
In considering the collectability of such loans, an evaluation is made of the collateral and future cash flow of the borrower as well as the anticipated support of any repayment guarantor. In the event that the guarantor is unwilling or unable to perform, a legal remedy is pursued. When performance under the loan terms is deemed to be uncertain, including performance of the guarantor, all or a portion of the loan may be charged-off, typically based on the fair value of the collateral securing the loan.
Allowance and Provision for Credit Losses
The ACL is established through provisions for credit losses charged to income. Losses are charged to the ACL when all or a portion of a loan is deemed to be uncollectible. Recoveries of loans previously charged off are credited to the ACL when realized.
Under the CECL standard, the Company determines the ACL on loans based upon a consideration of its historical portfolio loss experience, current borrower-specific risk characteristics, forecasts of future economic conditions and other relevant factors. The allowance is measured on a collective (pool) basis when similar risk characteristics exist. Loans that do not share common risk characteristics are evaluated on an individual basis and are excluded from the collective evaluation.
The Company’s loan portfolio segments include Commercial and Retail and each of these segments comprises multiple loan classes, which are characterized by similarities in initial measurement, risk attributes, and the manner in which credit risk is monitored and assessed. The Commercial loan portfolio segment is comprised of the commercial real estate, commercial and industrial, equipment financing and MWABL loan classes. The Retail loan portfolio segment is comprised of the residential mortgage, home equity and other consumer loan classes. Common characteristics and risk profiles include the type/purpose of loan and historical/expected credit loss patterns. The Company periodically reassesses each pool to ensure the loans within the pool continue to share similar characteristics and risk profiles and to determine whether further segmentation is necessary.

The ACL on loans represents management’s current estimate of lifetime expected credit losses inherent in the loan portfolio at the balance sheet date. As such, the estimate of expected credit losses is dependent upon portfolio size, composition and credit quality, as well as economic conditions and forecasts existing at that time. Expected future losses are estimated for the loan's entire contractual term adjusted for anticipated prepayments, as appropriate. The contractual term excludes expected extensions, renewals, and modifications unless (i) management has a reasonable expectation that a TDR will be executed with an individual borrower or (ii) such extension or renewal options are not unconditionally cancellable by the Company and, in such cases, the borrower is likely to meet applicable conditions and likely to request extension or renewal.
Credit loss expense related to loans reflects the totality of actions taken on all loans for a particular period including any necessary increases or decreases in the allowance related to changes in credit loss expectations associated with specific loans or pools of loans. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged-off. While management utilizes its best judgment and information available, the ultimate appropriateness of the allowance is dependent upon a variety of factors beyond management's control, including the performance of the loan portfolio, changes in interest rates and the broader economy.
The ACL on loans is comprised of three components: (i) quantitative (formulaic) reserves; (ii) qualitative (judgmental) reserves; and (iii) individual loan reserves.
Quantitative Component
Management estimates the quantitative component by projecting (i) probability-of-default, representing the likelihood that a loan will stop performing/default (“PD”), (ii) loss-given-default, representing the expected loss rate for loans in default (“LGD”) and (iii) exposure-at-default (“EAD”), representing the estimated outstanding principal balance of the loans upon default, based on economic parameters for each month of a loan’s remaining contractual term. Expected credit losses for the quantitative component are calculated as the product of the PD, LGD and EAD.
Historical credit experience provides the basis for the estimation of expected credit losses, with adjustments made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency levels and terms, as well as for changes in the economic environment over a reasonable and supportable forecast period. The Company utilizes a two-year reasonable and supportable forecast period followed by a one-year period over which estimated losses revert to historical loss experience for the remaining life of the loan.
PDs are estimated by analyzing internal data related to the historical performance of each loan pool over an economic cycle. PDs are adjusted to reflect the current impact of certain macroeconomic variables as well as their expected changes over the reasonable and supportable forecast period. The LGD is based on historical losses for each loan pool, adjusted to reflect the current impact of certain macroeconomic variables as well as their expected changes over a two-year forecast period. EAD is estimated using a linear regression model that estimates the average percentage of the loan balance that remains at the time of a default event. The macroeconomic variables utilized as inputs in the Company’s quantitative modeling process were selected primarily based on their relevance and correlation to historical credit losses. By reverting such modeling inputs to their historical mean and considering loan/borrower specific attributes, the Company’s quantitative models yield a measurement of expected credit losses reflective of average historical loss rates for periods subsequent to the twelve-month reversion period. This same forecast/reversion period is used for all macroeconomic variables employed in all of the Company’s models.
The measurement of expected credit losses is impacted by loan/borrower attributes and certain macroeconomic variables. Significant loan/borrower attributes utilized in the Company’s quantitative modeling include, among other things: (i) origination date; (ii) maturity date; (iii) payment type; (iv) collateral type and amount; (v) current risk rating; (vi) current unpaid balance and commitment utilization rate; and (vii) payment status/delinquency history. Significant macroeconomic variables utilized in the Company’s quantitative modeling include, among other things: (i) U.S. Gross Domestic Product; (ii) selected market interest rates including U.S. Treasury rates, Prime rate, 30-year fixed mortgage rate, BBB corporate bond rate (spread), among others; (iii) unemployment rates; and (iv) commercial and residential property prices.

In establishing its estimate of expected credit losses, the Company typically employs three separate, externally-sourced forward-looking economic scenarios. Those scenarios, which range from more benign to more severe, represent a ‘most likely outcome’ (the “Baseline” scenario) and two less likely scenarios referred to as the “Upside” scenario and the “Downside” scenario. Each scenario is assigned a weighting with a majority of the weighting placed on the Baseline scenario and lower weights placed on both the Upside and Downside scenarios. The weighting assigned by management is based on the economic outlook and available information at the reporting date. The resultant weighted estimate of expected credit losses is compared to the result of the Baseline scenario with the difference included as an element of the qualitative component (see below). The Company recognizes an approach using three scenarios may be insufficient in certain economic environments. This may result in a change to the weighting assigned to the three scenarios or the inclusion of additional scenarios.
For instance, as a result of the deterioration in economic conditions caused by the spread of the COVID-19 pandemic during the first quarter of 2020, and the corresponding increase in economic uncertainty, a fourth forward-looking economic scenario (the “Severe Downside” scenario) was also considered for purposes of estimating expected credit losses at  March 31, 2020. All four scenarios reflected the effects of the COVID-19 pandemic as well as the United States’ monetary and fiscal response. Each scenario was assigned a weighting with the majority of the weighting placed on the Baseline scenario and lower weights placed on each of the Upside, Downside and Severe Downside scenarios. The weighting assigned by management was based on the economic outlook and available information at that date.
Qualitative Component
The ACL on loans also includes qualitative considerations related to idiosyncratic risk factors, changes in current economic conditions that may not be reflected in quantitatively-derived results, and other relevant factors. These qualitative adjustments may increase or decrease management's estimate of expected credit losses by a calculated percentage or amount based upon the estimated level of risk.
The various risks that may be considered in making qualitative adjustments include, among other things, the impact of:  (i) changes in lending policies and procedures, including changes in underwriting standards and practices for collections,  write-offs, and recoveries; (ii) actual and expected changes in international, national, regional, and local economic and business conditions and developments that affect collectability of the loan pools; (iii) changes in the nature and volume of the loan pools and in the terms of the underlying loans; (iv) changes in the experience, ability, and depth of our lending management and staff; (v) changes in volume and severity of past due financial assets, the volume of non-accrual assets, and the volume and severity of adversely classified or graded assets; (vi) changes in the quality of our credit review function; (vii) changes in the value of the underlying collateral for loans that are non-collateral dependent; (viii) the existence, growth, and effect of any concentrations of credit; and (ix) other external factors such as the regulatory, legal and technological environments, competition and events, such as natural disasters or health pandemics.
While the Company’s loss estimation methodologies strive to reflect all relevant risk factors, uncertainty exists associated with, but not limited to, potential imprecision in the estimation process due to the inherent time lag of obtaining information and normal variations between estimates and actual outcomes, including with respect to forward-looking economic forecasts. The qualitative component is designed to provide coverage for losses attributable to such risks.
Individual Component
In some cases, management may determine that an individual loan exhibits unique risk characteristics which differentiate that loan from other loans within the pool. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific allocations of the ACL are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk of the loan and economic conditions affecting the borrower’s industry, among other things. For collateral dependent loans, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. The Company reevaluates the fair value of collateral supporting collateral dependent loans on a quarterly basis.

As a result of adopting the CECL standard on January 1, 2020, the Company’s prior distinction between the originated loan portfolio and the acquired loan portfolio is no longer necessary. Accordingly, prior period disclosures have been revised to conform to the current period presentation.
Provision and Allowance for Credit Losses

	Three Months Ended
(dollars in millions)	March 31, 2020	Dec. 31, 2019	March 31, 2019
ACL:
Balance at beginning of period	$246.6	$246.0	$240.4
Charge-offs	(12.6)	(8.5)	(7.5)
Recoveries	2.0	1.8	2.4
Net loan charge-offs	(10.6)	(6.7)	(5.1)
Provision for credit losses	33.5	7.3	5.6
CECL transition adjustment	72.2	N/A	N/A
Balance at end of period	$341.7	$246.6	$240.9
ACL as a percentage of (1):
Total loans	0.77	0.57	0.68
Non-accrual loans	142.2	110.0	124.5
N/A - not applicable
(1)Ratios for periods prior to January 1, 2020 have been restated to reflect the total loan portfolio (originated and acquired).
The provision for credit losses on loans totaled $33.5 million for the three months ended March 31, 2020, reflecting $10.6 million in net loan charge-offs and a provision increase of $22.9 million resulting from the application of the CECL standard and the impact of COVID-19. Net loan charge-offs for the three months ended March 31, 2020 include two commercial real estate loans, with previously established specific reserves, unrelated to COVID-19. The provision for credit losses on loans totaled $5.6 million in the year-ago period, reflecting $5.1 million in net loan charge-offs and an increase in the ACL in response to portfolio-specific risk factors and loan growth.
Management believes that the level of the ACL at March 31, 2020 represents an appropriate estimate of lifetime expected credit losses.
Loan Charge-Offs
The Company’s charge-off policies, which comply with standards established by banking regulators, are consistently applied from period to period. Charge-offs are recorded on a monthly basis. Partially charged-off loans continue to be evaluated on a monthly basis and additional charge-offs or credit loss provisions may be recorded on the remaining loan balance based on the same criteria.
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
For commercial loans, a charge-off is recorded when the Company determines that it will not collect all amounts contractually due based on the fair value of the collateral less cost to sell.

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
Net Loan Charge-Offs (Recoveries)

	Three Months Ended
(in millions)	March 31, 2020	Dec. 31, 2019	March 31, 2019
Commercial:
Commercial real estate	$3.4	$(0.1)	$1.1
Commercial and industrial	1.2	2.3	1.7
Equipment financing	3.9	4.2	2.2
MWABL	(0.2)	—	—
Total	8.3	6.4	5.0
Retail:
Residential mortgage	0.8	(0.2)	0.1
Home equity	0.1	0.3	(0.2)
Other consumer	1.4	0.2	0.2
Total	2.3	0.3	0.1
Total net loan charge-offs	$10.6	$6.7	$5.1

Net Loan Charge-Offs (Recoveries) as a Percentage of Average Total Loans (Annualized)

	Three Months Ended
	March 31, 2020	Dec. 31, 2019	March 31, 2019
Commercial:
Commercial real estate	0.09%	1.00%	0.04%
Commercial and industrial	0.06	0.06	0.08
Equipment financing	0.32	0.32	0.20
MWABL	(0.04)	—	—
Retail:
Residential mortgage	0.03	—	—
Home equity	0.02	—	(0.04)
Other consumer	3.80	0.70	1.90
Total portfolio	0.10%	0.06%	0.06%
Past Due and Non-Accrual Loans
Loans are considered past due if required principal and interest payments have not been received as of the date such payments were contractually due. A loan is generally considered “non-performing” when it is placed on non-accrual status. A loan is generally placed on non-accrual status when it becomes 90 days past due as to interest or principal payments. A loan may be placed on non-accrual status before it reaches 90 days past due if such loan has been identified as presenting uncertainty with respect to the collectability of interest and principal. A loan past due 90 days or more may remain on accruing status if such loan is both well secured and in the process of collection.

All previously accrued but unpaid interest on non-accrual loans is reversed from interest income in the period in which the accrual of interest is discontinued. Interest payments received on non-accrual loans are generally applied as a reduction of principal if future collections are doubtful, although such interest payments may be recognized as income. A loan remains on non-accrual status until the factors that indicated doubtful collectability no longer exist or until a loan is determined to be uncollectible and is charged-off against the ACL. There were no loans past due 90 days or more and still accruing interest at March 31, 2020 or December 31, 2019.

Non-Performing Assets

(dollars in millions)	March 31, 2020	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019	March 31, 2019
Non-accrual loans:
Commercial:
Commercial real estate	$53.5	$53.8	$28.6	$35.5	$52.6
Commercial and industrial	54.5	38.5	39.0	47.1	36.4
Equipment financing	42.5	47.7	43.2	44.6	41.3
MWABL	1.1	—	—	—	—
Total Commercial	151.6	140.0	110.8	127.2	130.3
Retail:
Residential mortgage	66.6	63.3	48.8	54.7	47.4
Home equity	22.1	20.8	16.7	16.6	15.8
Other consumer	0.1	—	0.1	—	—
Total Retail	88.8	84.1	65.6	71.3	63.2
Total non-accrual loans (1)	$240.4	224.1	176.4	198.5	193.5
REO:
Residential	$9.5	$11.9	$12.3	$8.1	$6.9
Commercial	7.3	7.3	7.7	0.6	4.1
Total REO	16.8	19.2	20.0	8.7	11.0
Repossessed assets	4.6	4.2	6.3	5.7	5.6
Total non-performing assets	$261.8	$247.5	$202.7	$185.8	$173.2
Non-accrual loans as a percentage of total loans	0.54%	0.51%	0.45%	0.51%	0.54%
Non-performing assets as a percentage of:
Total loans, REO and repossessed assets	0.59	0.57	0.52	0.55	0.59
Tangible stockholders’ equity and ACL	5.45	5.03	4.70	5.05	5.30

(1)Reported net of government guarantees totaling: $1.2 million at March 31, 2020; $1.3 million at December 31, 2019; $1.4 million at September 30, 2019; $1.6 million at June 30, 2019; and $1.4 million at March 31, 2019. These government guarantees relate, almost entirely, to guarantees provided by the SBA as well as selected other Federal agencies and represent the carrying value of the loans that are covered by such guarantees, the extent of which (i.e. full or partial) varies by loan. At March 31, 2020, all of the government guarantees related to commercial and industrial loans.
Non-performing assets increased $14.3 million from December 31, 2019, primarily reflecting increases of $16.0 million in non-accrual commercial and industrial loans and $3.3 million in non-accrual residential mortgage loans, partially offset by decreases of $5.2 million in non-accrual equipment finance loans and $2.4 million in REO.

In addition to the non-accrual loans discussed above, People’s United has also identified $920.2 million in potential problem loans at March 31, 2020. Potential problem loans represent loans that are currently performing, but for which known information about possible credit deterioration on the part of the related borrowers causes management to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms and which may result in the disclosure of such loans as non-performing at some time in the future. The potential problem loans are generally loans that, although performing, have been classified as “substandard” in accordance with People’s United’s loan rating system, which is consistent with guidelines established by banking regulators.
At March 31, 2020, potential problem loans consisted of equipment financing loans ($368.4 million), commercial and industrial loans ($288.6 million), commercial real estate loans ($207.9 million) and MWABL loans ($55.3 million). Such loans are closely monitored by management and have remained in performing status for a variety of reasons including, but not limited to, delinquency status, borrower payment history and fair value of the underlying collateral. Management cannot predict the extent to which economic conditions may worsen or whether other factors may adversely impact the ability of these borrowers to make payments. Accordingly, there can be no assurance that potential problem loans will not become 90 days or more past due, be placed on non-accrual status, be restructured, or require additional provisions for credit losses.
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
Asset liquidity is provided by: cash; short-term investments and securities purchased under agreements to resell; proceeds from maturities, principal repayments and sales of securities; and proceeds from scheduled principal collections, prepayments and sales of loans. In addition, certain securities may be used to collateralize borrowings under repurchase agreements. The Consolidated Statements of Cash Flows present data on cash provided by and used in People’s United’s operating, investing and financing activities. At March 31, 2020, People’s United (parent company) liquid assets included $211 million in cash and $6 million in equity securities, while the Bank’s liquid assets included $4.3 billion in debt securities available-for-sale and $1.0 billion in cash and cash equivalents. At March 31, 2020, debt securities available-for-sale with a fair value of $2.5 billion and debt securities held-to-maturity with an amortized cost of $1.6 billion were pledged as collateral for public deposits and for other purposes.
Liability liquidity is measured by both People’s United’s and the Bank’s ability to obtain deposits and borrowings at cost-effective rates that are diversified with respect to markets and maturities. Deposits, which are considered the most stable source of liability liquidity, totaled $44.7 billion at March 31, 2020 and represented 75% of total funding (the sum of total deposits, total borrowings, notes and debentures, and stockholders’ equity). Borrowings are used to diversify People’s United’s funding mix and to support asset growth. Borrowings and notes and debentures totaled $5.9 billion and $1.0 billion, respectively, at March 31, 2020, representing 10% and 2%, respectively, of total funding at that date.

The Bank’s current available sources of borrowings include: federal funds purchased, advances from the Federal Home Loan Bank (the “FHLB”) of Boston and the Federal Reserve Bank of New York (the “FRB-NY,”), and repurchase agreements. At March 31, 2020, the Bank’s total borrowing capacity from (i) the FHLB of Boston and the FRB-NY for advances and (ii) repurchase agreements was $12.5 billion based on the level of qualifying collateral available for these borrowings. In addition, the Bank had unsecured borrowing capacity of $1.3 billion at that date. FHLB advances are secured by the Bank’s investment in FHLB stock and by a security agreement that requires the Bank to maintain, as collateral, sufficient qualifying assets not otherwise pledged (principally single-family residential mortgage loans, home equity lines of credit and loans, and commercial real estate loans).
At March 31, 2020, the Bank had outstanding commitments to originate loans totaling $1.5 billion and approved, but unused, lines of credit extended to customers totaling $9.4 billion (including $2.5 billion of HELOCs).
The sources of liquidity discussed above are deemed by management to be sufficient to fund outstanding loan commitments and to meet both People’s United’s and the Bank’s other obligations.

Stockholders' Equity and Dividends
People’s United’s total stockholders’ equity was $7.73 billion at March 31, 2020, a $221.7 million decrease from December 31, 2019. This decrease primarily reflects: (i) the repurchase of 19.8 million shares of People’s United common stock, at a total cost of $304.4 million, during the three months ended March 31, 2020; and (ii) common and preferred dividends paid totaling $80.8 million in the three months ended March 31, 2020; partially offset by: (i) net income of  $130.4 million for the three months ended March 31, 2020; and (ii) a $74.2 million decrease in accumulated other comprehensive loss ("AOCL") since December 31, 2019. The decrease in AOCL, net of tax, primarily reflects a $77.4 million decrease in the unrealized loss on debt securities available-for-sale. As a percentage of total assets, stockholders’ equity was 12.8% and 13.6% at March 31, 2020 and December 31, 2019, respectively. Tangible common equity equaled 7.4% of tangible assets at March 31, 2020 compared to 8.0% at December 31, 2019.
In April 2020, People’s United’s Board of Directors voted to increase the dividend on its common stock to an annual rate of $0.72 per common share. The quarterly dividend of $0.18 per common share is payable on May 15, 2020 to shareholders of record on May 1, 2020. Also in April 2020, People’s United’s Board of Directors declared a dividend on its preferred stock, payable on June 15, 2020 to preferred shareholders of record as of June 1, 2020. In February 2020, the Bank paid a cash dividend of $137.0 million to People’s United (parent company).
In June 2019, the Company’s Board of Directors authorized the repurchase of up to 20.0 million shares of People’s United’s common stock. Such shares may be repurchased, either directly or through agents, in the open market at prices and terms satisfactory to management. In March 2020, People’s United completed this repurchase authorization (see above). Shares acquired in this manner have not been retired by the Company and, as a result, remain available for issuance in the future.

Regulatory Capital Requirements
Both People’s United and the Bank are subject to capital rules (the “Basel III capital rules”) issued by U.S. banking agencies. The Basel III capital rules require U.S. financial institutions to maintain: (i) a minimum ratio of CET 1 capital to total risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET 1 risk-based capital ratio, effectively resulting in a minimum CET 1 risk-based capital ratio of 7.0%); (ii) a minimum ratio of Tier 1 capital to total risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 risk-based capital ratio, effectively resulting in a minimum Tier 1 risk-based capital ratio of 8.5%); (iii) a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to total risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% Total risk-based capital ratio, effectively resulting in a minimum Total risk-based capital ratio of 10.5%); and (iv) a minimum Tier 1 Leverage capital ratio of at least 4.0%, calculated as the ratio of Tier 1 capital to average total assets, as defined.
In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments, a financial institution must hold a capital conservation buffer of 2.50% above its minimum risk-based capital requirements.
For regulatory capital purposes, subordinated note issuances qualify, up to certain limits, as Tier 2 capital for Total risk-based capital. In accordance with regulatory capital rules, the eligible amount of the Bank’s $400 million subordinated notes due 2024 and People's United's $75 million subordinated notes due 2024 included in Tier 2 capital will both be reduced each year until the year of final maturity by 20%, or $80 million and $15 million, respectively.
As discussed in Note 15, the Company's adoption of the CECL standard effective January 1, 2020, resulted in an approximate 10 basis points decrease in the capital ratios at both the Bank and People's United at that time. In December 2018, the Federal banking agencies approved a final rule allowing an option to phase-in, over three years, the day one regulatory capital effects of the CECL standard. In March 2020, the Federal banking agencies issued an interim final rule providing an alternative option to delay, for two years, an estimate of the CECL standard’s effect on regulatory capital (relative to incurred loss methodology's effect on regulatory capital), followed by a three-year transition period. The Company has elected the alternative option provided in the March 2020 interim final rule.
The following is a summary of People’s United’s and the Bank’s regulatory capital amounts and ratios under the Basel III capital rules. The minimum capital required amounts as of both March 31, 2020 and December 31, 2019 are based on the capital conservation buffer of the Basel III capital rules. In connection with the adoption of the Basel III capital rules, both the Company and the Bank elected to opt-out of the requirement to include most components of AOCL in CET 1 capital. The decline in People’s United’s capital ratios since December 31, 2019 primarily reflects the repurchase of 19.8 million shares of common stock at a total cost of $304.4 million during the first quarter of 2020. At March 31, 2020, People’s United’s and the Bank’s total risk-weighted assets, as defined, were both $46.4 billion, compared to $45.2 billion for both at December 31, 2019.

			Minimum Capital Required		Classification as Well-Capitalized
	As of March 31, 2020
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Capital (1):
People’s United	$4,651.9	8.4%	$2,221.2	4.0%	N/A	N/A
Bank	4,964.2	8.9	2,220.6	4.0	$2,775.8	5.0%
CET 1 Risk-Based Capital (2):
People’s United	4,407.9	9.5	3,248.6	7.0	N/A	N/A
Bank	4,964.2	10.7	3,247.8	7.0	3,015.8	6.5
Tier 1 Risk-Based Capital (3):
People’s United	4,651.9	10.0	3,944.7	8.5	2,784.5	6.0
Bank	4,964.2	10.7	3,943.8	8.5	3,711.8	8.0
Total Risk-Based Capital (4):
People’s United	5,262.3	11.3	4,872.8	10.5	4,640.8	10.0
Bank	5,554.0	12.0	4,871.7	10.5	4,639.7	10.0

			Minimum Capital Required		Classification as
	As of December 31, 2019				Well-Capitalized
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Capital (1):
People's United	$4,846.1	9.1%	$2,119.7	4.0%	N/A	N/A
Bank	4,902.0	9.3	2,119.1	4.0	$2,648.8	5.0%
CET 1 Risk-Based Capital (2):
People's United	4,602.1	10.2	3,164.5	7.0	N/A	N/A
Bank	4,902.0	10.9	3,162.2	4.0	2,936.3	6.5
Tier 1 Risk-Based Capital (3):
People's United	4,846.1	10.7	3,842.6	8.5	2,712.5	6.0
Bank	4,902.0	10.9	3,839.8	8.5	3,614.0	8.0
Total Risk-Based Capital (4):
People's United	5,435.6	12.0	4,746.8	10.5	4,520.8	10.0
Bank	5,474.2	12.1	4,743.3	10.5	4,517.4	10.0

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
(3)Tier 1 Risk-Based Capital ratio represents Tier 1 Capital divided by Total Risk-Weighted Assets.
(4)Total Risk-Based Capital ratio represents Tier 1 Capital plus subordinated notes and debentures, up to certain limits, and the allowance for credit losses, up to 1.25% of Total Risk-Weighted Assets, divided by Total Risk-Weighted Assets.

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
The following tables set forth the estimated percent change in the Company’s net interest income at risk over one-year simulation periods beginning March 31, 2020 and December 31, 2019. Given the current spot interest rate curve at  March 31, 2020, a down 100 basis point rate scenario is no longer simulated due to negative interest rates in this scenario.

	Estimated Percent Change in Net Interest Income
Parallel Shock Rate Change (basis points)
	March 31, 2020	December 31, 2019
+300	5.2%	4.8%
+200	3.9	3.5
+100	2.1	2.0
-25	(0.4)	N/A
-100	—	(2.1)
-200	N/A	N/A

	Estimated Percent Change in Net Interest Income
Yield Curve Twist Rate Change (basis points)
	March 31, 2020	December 31, 2019
Short End -25	(10.0)%	N/A
Short End +100	0.1	0.6%
Long End -25	(0.3)	N/A
Long End -100	—	(2.0)
Long End +100	2.1	1.6
The net interest income at risk simulation results indicate that at both March 31, 2020 and December 31, 2019, the Company is asset sensitive over the twelve-month forecast horizon (i.e. net interest income will increase if market rates rise). The asset sensitive position at March 31, 2020 primarily reflects: (i) approximately 89% of the Company’s loan portfolio being funded by less rate-sensitive core deposits; (ii) approximately 46% of the Company’s loan portfolio being comprised of Prime Rate and one-month LIBOR-based floating-rate loans; and (iii) the repricing of variable-rate loans, the origination of fixed-rate loans as well as the purchase and reinvestment of securities all over the twelve-month forecast horizon.
The increase in the Company’s asset sensitivity since December 31, 2019 is primarily due to (i) faster mortgage-backed security and residential mortgage loan prepayment speeds in the low interest rate environment and (ii) the execution of pay fixed/receive floating interest rates swaps ($550 million aggregate notional value); partially offset by the repurchase of 19.8 million shares of common shares and modeling assumption updates. Based on the Company’s IRR position at March 31, 2020, an immediate 100 basis point parallel increase in interest rates translates to an approximate $34 million increase in net interest income on an annualized basis.

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
The following table sets forth the estimated percent change in the Company’s economic value of equity at risk, assuming various instantaneous parallel shocks in interest rates. Given the current spot interest rate curve at March 31, 2020, a down  200 basis point rate scenario is no longer simulated due to negative rates in this scenario.

	Estimated Percent Change in Economic Value of Equity
Parallel Shock Rate Change (basis points)
	March 31, 2020	December 31, 2019
+300	(1.2)%	(12.6)%
+200	4.3	(6.6)
+100	5.4	(1.6)
-25	(2.3)	N/A
-100	—	(3.3)
-200	N/A	N/A
The Company’s economic value of equity at risk profile indicates that at March 31, 2020, the Company’s economic value of equity is asset sensitive within a 200 basis point rate shock. The increase in liability sensitivity since  December 31, 2019 primarily reflects an increase in the modeled weighted average life of non-maturity deposits and a decrease in the duration of both mortgage-backed securities and residential mortgage loans resulting from lower interest rates, partially offset by the sensitivity impact from securities purchases and modeling assumption updates.
People’s United’s IRR position at March 31, 2020, as set forth in the net interest income at risk and economic value of equity at risk tables above, reflects reflects an asset sensitive net interest income at risk position and an asset sensitive economic value of equity position within a 200 basis point rate shock. From a net interest income perspective, asset sensitivity over the next 12 months is primarily attributable to the effect of the substantial Prime and LIBOR-based loan balances that are funded mainly by less rate-sensitive deposits. From an economic value of equity perspective, in a rising rate environment, the Company’s assets are less price sensitive than its liabilities due to shorter asset duration. Additionally, the optionality embedded in mortgage related assets and non-maturity deposits at various interest rate level has meaningful impact on economic value of equity at risk position. Given the uncertainty around magnitude, timing and direction of future interest rate movements and the shape of the yield curve, actual results may vary from those predicted by the Company’s models.
Management has established procedures to be followed in the event of an anticipated or actual breach in policy limits. As of March 31, 2020, there were no breaches of the Company’s internal policy limits with respect to either IRR measure. Management utilizes both interest rate measures in the normal course of measuring and managing IRR and believes that each measure is valuable in understanding the Company’s IRR position.
People’s United uses derivative financial instruments, including interest rate swaps, as components of its market risk management (principally to manage IRR). Certain other derivatives are entered into in connection with transactions with commercial customers. Derivatives are not used for speculative purposes. At March 31, 2020, People’s United used interest rate swaps to manage IRR associated with certain interest-bearing assets and interest-bearing liabilities.

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
The Bank has entered into two-year and three-year pay fixed/receive floating interest rate swaps to reduce its interest rate exposure by hedging the variability in interest cash flows on certain rolling three-month funding liabilities which may consist of FHLB advances. The Bank has agreed with the swap counterparty to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated based on an aggregate notional amount of $550 million. The interest rate swaps effectively convert a short-term benchmark interest rate (LIBOR) into a fixed-rate. These swaps are accounted for as cash flow hedges.
People’s United has written guidelines that have been approved by its Board of Directors and ALCO governing the use of derivative financial instruments, including approved counterparties and credit limits. Credit risk associated with these instruments is controlled and monitored through policies and procedures governing collateral management and credit approval.
By using derivatives, People’s United is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company’s counterparty credit risk is equal to the amount reported as a derivative asset in the Consolidated Statements of Condition. In accordance with the Company’s balance sheet offsetting policy (see Note 14 to the Consolidated Financial Statements), amounts reported as derivative assets represent derivative contracts in a gain position, without consideration for derivative contracts in a loss position with the same counterparty (to the extent subject to master netting arrangements) and posted collateral. People’s United seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, execution of master netting arrangements and obtaining collateral, where appropriate. Counterparties to People’s United’s derivatives include major financial institutions and exchanges that undergo comprehensive and periodic internal credit analysis as well as maintain investment grade credit ratings from the major credit rating agencies. As such, management believes the risk of incurring credit losses on derivative contracts with those counterparties is remote and losses, if any, would be immaterial.
Certain of People’s United’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of master netting arrangements and posted collateral). There were no derivative instruments with such credit-related contingent features that were in a net liability position at March 31, 2020.
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

Derivative Financial Instruments
The following table summarizes certain information concerning derivative financial instruments utilized by People’s United in its management of IRR and foreign currency risk:

	Interest Rate Swaps			Foreign Exchange Contracts
As of March 31, 2020 (dollars in millions)	Cash Flow Hedge	Fair Value Hedge	Cash Flow Hedge
Notional principal amounts	$210.0	$375.0	$550.0	$237.7
Weighted average interest rates:
Pay floating (receive fixed)	1.58% (1.72%)	Libor + 1.265% (4.00%)	N/A	N/A
Pay fixed (receive floating)	N/A	N/A	0.53% (1.22%)	N/A
Weighted average remaining term to maturity (in months)	7	52	29	—
Fair value:
Recognized as an asset	$—	$—	$—	$8.6
Recognized as a liability	—	—	—	9.2
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
The following table summarizes certain information concerning these interest rate swaps and caps:

	Interest Rate Swaps		Interest Rate Caps
As of March 31, 2020 (dollars in millions)	Commercial Customers	Institutional Counterparties	Commercial Customers	Institutional Counterparties
Notional principal amounts	$9,207.6	$9,211.4	$253.4	$253.4
Weighted average interest rates:
Pay floating (receive fixed)	1.56% (2.46%)	—	N/A	N/A
Pay fixed (receive floating)	—	2.34% (1.56%)	N/A	N/A
Weighted average strike rate	N/A	N/A	3.23%	3.23%
Weighted average remaining term to maturity (in months)	82	82	25	25
Fair value:
Recognized as an asset	$905.4	$27.5	$3.6	$—
Recognized as a liability	—	184.5	—	3.6
See Notes 13 and 14 to the Consolidated Financial Statements for further information relating to derivatives.
Item 3 – Quantitative and Qualitative Disclosures About Market Risk
The information required by this item appears on pages 86 through 90 of this report.
Item 4 – Controls and Procedures
People’s United’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of People’s United’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that People’s United’s disclosure controls and procedures are effective, as of  March 31, 2020, to ensure that information relating to People’s United, which is required to be disclosed in the reports People’s United files with the SEC under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

During the quarter ended March 31, 2020, People’s United adopted new guidance on measuring credit losses on financial instruments using the CECL accounting standard. The adoption of the CECL standard resulted in the modification of certain existing controls as well as the design and implementation of additional and/or expanded controls into People’s United’s framework for internal control over financial reporting. The changes in controls were primarily related to model development and governance, economic assumptions, loan level data, enhanced disclosure requirements and governance-related activities. There were no other changes in People’s United’s internal control over financial reporting during the period that have materially affected, or are reasonably likely to materially affect, People’s United’s internal control over financial reporting.

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
Item 1A – Risk Factors
The following supplements the disclosure of risk factors affecting People’s United as set forth in Part I, Item 1A. Risk Factors, on pages 8 through 14 of the Company’s 2019 Annual Report on Form 10-K. Such disclosure, as supplemented, provides a description of important risk factors that could affect the Company’s actual results and/or cause such results to vary materially from those expressed in public statements or documents. However, additional factors other than those included in the disclosure of risk factors, as supplemented, or disclosed elsewhere in other reports filed with or furnished to the SEC could affect the Company’s business or results. As such, such factors should not be considered to be a complete set of all potential risks that the Company may face.
Risks Relating to the Impact of COVID-19
On March 11, 2020, the World Health Organization declared the outbreak of a strain of novel coronavirus disease ("COVID-19") a global pandemic. The COVID-19 pandemic has had, and continues to have, a material impact on businesses around the world and the economic environments in which they operate. In March 2020, the United States declared a federal state of emergency in response to the COVID-19 pandemic, which continues to spread throughout the country. The outbreak of this virus has disrupted global financial markets and negatively affected supply and demand across a broad range of industries. There are a number of factors associated with the outbreak and its impact on global economies, including the United States, that have had, and could continue to have, a material adverse effect on (among other things) the profitability, capital and liquidity of financial institutions such as People’s United.
The COVID-19 pandemic has caused disruption to our customers, suppliers and staff. A number of states in which we operate have implemented restrictions on the movement of their respective populations, with a resultant significant impact on economic activity in those states. The pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering-in-place requirements in many states and communities. As a result, the demand for our products and services has been, and may continue to be, significantly impacted. The circumstances around this pandemic are evolving rapidly and will likely continue to impact our business in future periods.
In the United States, the Federal government has taken action to provide financial support to those sectors of the economy most impacted by the COVID-19 pandemic. The details of how these actions will impact our customers and, therefore, the impact on People’s United remains uncertain at this stage. The actions taken by the U.S. government and the Federal banking regulators may indicate a view on the potential severity of a downturn and post-recovery environment, which from a commercial, regulatory and risk perspective could be significantly different to past crises and persist for a prolonged period.
An immediate financial impact in early 2020 has been higher lifetime expected credit losses driven by a worsening of the economic scenarios used to calculate the allowance for credit losses. See Note 4, “Allowance for Credit Losses" in the accompanying Consolidated Financial Statements for further discussion. The pandemic has led to a weakening in gross domestic product and employment in the United States, and the probability of a more adverse near-term economic scenario is substantially higher than at December 31, 2019.

Should the COVID-19 pandemic continue to cause disruption to economic activity throughout 2020, there could be further impacts on the Company’s income due to lower lending and transaction volumes and lower wealth management revenue due to volatility and weakness in the equity markets. Other potential risks include credit rating migration which could negatively impact our risk-weighted assets and capital position, and potential liquidity stress due, among other factors, to increased customer drawdowns, notwithstanding the significant initiatives that the U.S. government and the federal banking regulators have put in place to support both funding and liquidity. In addition, lower interest rates will negatively impact net interest income. Should the aforementioned economic conditions persist, the impairment of goodwill, other acquisition-related intangible assets and certain other long-lived assets could occur. Further, while the Company continues to develop its program for transitioning away from interbank offered rates, including LIBOR, the COVID-19 pandemic could affect its progress as well as the progress of other market participants.
Government actions and support measures taken in response to the COVID-19 pandemic may create restrictions in relation to capital. These may limit management’s flexibility in managing the business and taking action with respect to capital distribution and capital allocation. In addition, federal and state legislative and regulatory developments in response to COVID-19 may continue to impact our business and operations by, for example, requiring forbearance on loans, suspending foreclosure sales and imposing restrictions on our ability to charge certain fees. The extent of such impact will depend on the outcome of certain developments, including but not limited to, the duration and spread of the pandemic as well as its continuing impact on our customers, vendors and employees, all of which are uncertain at this time.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table provides information with respect to purchases made by People’s United of its common stock during the three months ended March 31, 2020:
Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1 - 31, 2020
Tendered by employees (1)	845	$16.84	—
Publicly announced program (2)	5,397,770	$15.82	5,397,770	14,443,610
February 1 - 29, 2020
Tendered by employees (1)	—	$—	—
Publicly announced program (2)	9,325,200	$15.64	9,325,200	5,118,410
March 1 - 31, 2020
Tendered by employees (1)	289,954	$13.99	—	—
Publicly announced program (2)	5,118,410	$14.27	5,118,410	—
Total:
Tendered by employees (1)	290,799	$14.00	—	—
Publicly announced program (2)	19,841,380	$15.34	19,841,380	—

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

(2)In June 2019, the Company's Board of Directors authorized the repurchase of up to 20.0 million shares of People’s United’s outstanding common stock. Such shares may be repurchased, either directly or through agents, in the open market at prices and terms satisfactory to management. In March 2020, People’s United completed this repurchase authorization. Shares acquired in this manner have not been retired by the Company and, as a result, remain available for issuance in the future.
Item 3 – Defaults Upon Senior Securities
None.
Item 4 – Mine Safety Disclosures
None.
Item 5 – Other Information
None.
Item 6 – Exhibits
The following Exhibits are filed herewith:

Designation	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.1	The following financial information from People’s United Financial, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 formatted in Inline XBRL: (i) Consolidated Statements of Condition as of March 31, 2020 and December 31, 2019; (ii) Consolidated Statements of Income for the three months ended March 31, 2020 and 2019; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and 2019; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2020 and 2019; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019; and (vi) Notes to Consolidated Financial Statements.

INDEX TO EXHIBITS

Designation	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.1	The following financial information from People’s United Financial, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 formatted in Inline XBRL: (i) Consolidated Statements of Condition as of March 31, 2020 and December 31, 2019; (ii) Consolidated Statements of Income for the three months ended March 31, 2020 and 2019; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and 2019; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2020 and 2019; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019; and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, People’s United Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLE’S UNITED FINANCIAL, INC.

Date: May 11, 2020	By:	/s/ John P. Barnes
John P. Barnes
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2020	By:	/s/ R. David Rosato
R. David Rosato
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: May 11, 2020	By:	/s/ Jeffrey Hoyt
Jeffrey Hoyt
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)