Form 10-Q
period 2020-06-30
People's United Financial, Inc.
filed 2020-08-10
CIK 1378946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
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

Large accelerated filer	☒	Accelerated filer	☐	Smaller reporting company	☐
Non-accelerated filer	☐			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of July 31, 2020, there were 424,777,066 shares of the registrant’s common stock outstanding.

People’s United Financial Inc.
Form 10-Q

Part 1 - Financial Information
Item 1 - Financial Statements
People’s United Financial, Inc.
Consolidated Statements of Condition - (Unaudited)

(in millions)	June 30, 2020	December 31, 2019
Assets
Cash and due from banks	$491.9	$484.2
Short-term investments	987.4	316.8
Total cash and cash equivalents (note 2)	1,479.3	801.0
Securities (note 2):
Trading debt securities, at fair value	—	7.1
Equity securities, at fair value	5.8	8.2
Debt securities available-for-sale, at fair value	4,080.3	3,564.3
Debt securities held-to-maturity, at amortized cost and net of allowance for credit losses of $1.9 million at June 30, 2020 (fair value of $4.11 billion and $4.02 billion)	3,848.6	3,869.2
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	298.3	341.1
Total securities	8,233.0	7,789.9
Loans held-for-sale (note 3)	12.2	511.3
Loans (notes 3, 4 and 5):
Commercial real estate	13,999.5	14,762.3
Commercial and industrial	14,593.9	11,041.6
Equipment financing	4,880.1	4,910.4
Total Commercial Portfolio	33,473.5	30,714.3
Residential mortgage	9,623.7	10,318.1
Home equity and other consumer	2,354.3	2,563.7
Total Retail Portfolio	11,978.0	12,881.8
Total loans	45,451.5	43,596.1
Less allowance for credit losses	(414.0)	(246.6)
Total loans, net	45,037.5	43,349.5
Goodwill (note 8)	3,065.5	3,065.5
Bank-owned life insurance	708.1	705.0
Premises and equipment, net	285.7	305.5
Other acquisition-related intangible assets (note 8)	188.2	209.1
Other assets (notes 1, 3, 5 and 13)	2,500.2	1,853.0
Total assets	$61,509.7	$58,589.8
Liabilities
Deposits:
Non-interest-bearing	$13,656.9	$9,803.7
Savings	5,759.4	4,987.7
Interest-bearing checking and money market	22,943.6	19,592.6
Time	7,574.4	9,205.5
Total deposits	49,934.3	43,589.5
Borrowings:
Federal Home Loan Bank advances	1,289.7	3,125.4
Federal funds purchased	150.0	1,620.0
Customer repurchase agreements	342.1	409.1
Total borrowings	1,781.8	5,154.5
Notes and debentures	1,014.5	993.1
Other liabilities (notes 1, 4, 5 and 13)	1,016.1	905.5
Total liabilities	53,746.7	50,642.6
Commitments and contingencies (notes 1, 5 and 10)
Stockholders’ Equity (notes 6, 9 and 15)
Preferred stock ($0.01 par value; 50.0 million shares authorized; 10.0 million shares issued and outstanding at both dates)	244.1	244.1
Common stock ($0.01 par value; 1.95 billion shares authorized; 533.6 million shares and 532.8 million shares issued)	5.3	5.3
Additional paid-in capital	7,651.2	7,639.4
Retained earnings	1,524.6	1,512.8
Unallocated common stock of Employee Stock Ownership Plan, at cost (5.7 million shares and 5.9 million shares)	(119.3)	(122.9)
Accumulated other comprehensive loss	(73.9)	(166.9)
Treasury stock, at cost (109.0 million shares and 89.2 million shares)	(1,469.0)	(1,164.6)
Total stockholders’ equity	7,763.0	7,947.2
Total liabilities and stockholders’ equity	$61,509.7	$58,589.8
See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.
Consolidated Statements of Income - (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per common share data)	2020	2019	2020	2019
Interest and dividend income:
Commercial real estate	$122.4	$139.9	$272.0	$272.6
Commercial and industrial	112.4	111.4	218.8	215.3
Equipment financing	67.6	62.8	135.8	121.8
Residential mortgage	84.8	85.5	175.2	156.2
Home equity and other consumer	20.1	25.7	48.1	50.6
Total interest on loans	407.3	425.3	849.9	816.5
Securities	49.8	46.2	101.0	94.0
Loans held-for-sale	0.3	0.1	3.6	0.3
Short-term investments	0.2	1.2	2.2	2.5
Total interest and dividend income	457.6	472.8	956.7	913.3
Interest expense:
Deposits	41.7	96.6	120.6	177.8
Borrowings	2.0	19.3	17.4	37.0
Notes and debentures	8.3	8.8	17.1	17.6
Total interest expense	52.0	124.7	155.1	232.4
Net interest income	405.6	348.1	801.6	680.9
Provision for credit losses (notes 3 and 4)	80.8	7.6	114.3	13.2
Net interest income after provision for credit losses	324.8	340.5	687.3	667.7
Non-interest income:
Bank service charges	20.3	26.4	48.3	51.6
Investment management fees	17.4	19.7	35.5	39.0
Operating lease income (note 5)	11.8	12.6	24.4	25.2
Commercial banking lending fees	10.6	10.2	22.7	18.0
Insurance revenue	9.0	8.7	19.9	19.2
Cash management fees	8.1	7.2	15.5	14.0
Other non-interest income (note 2)	12.4	21.5	47.1	33.9
Total non-interest income	89.6	106.3	213.4	200.9
Non-interest expense:
Compensation and benefits	167.8	161.3	341.7	316.7
Occupancy and equipment	48.0	44.4	99.0	88.7
Professional and outside services	25.7	24.9	64.2	44.9
Amortization of other acquisition-related intangible assets (note 8)	10.2	8.0	20.9	14.7
Operating lease expense	8.8	9.9	18.6	19.3
Regulatory assessments	8.7	6.5	17.4	13.5
Other non-interest expense	34.8	23.4	62.3	57.8
Total non-interest expense	304.0	278.4	624.1	555.6
Income before income tax expense	110.4	168.4	276.6	313.0
Income tax expense (note 1)	20.5	35.2	56.3	65.2
Net income	89.9	133.2	220.3	247.8
Preferred stock dividend	3.5	3.5	7.0	7.0
Net income available to common shareholders	$86.4	$129.7	$213.3	$240.8
Earnings per common share (note 7):
Basic	$0.21	$0.33	$0.50	$0.63
Diluted	0.21	0.33	0.50	0.63
See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.
Consolidated Statements of Comprehensive Income - (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Net income	$89.9	$133.2	$220.3	$247.8
Other comprehensive income, net of tax:
Net actuarial gains and losses related to pension and other postretirement plans	1.6	1.1	3.2	2.9
Net unrealized gains and losses on debt securities available-for-sale	18.4	28.6	90.0	57.6
Amortization of unrealized losses on debt securities transferred to held-to-maturity	1.0	0.6	2.0	1.2
Net unrealized gains and losses on derivatives accounted for as cash flow hedges	(2.2)	1.3	(2.2)	2.1
Total other comprehensive income, net of tax (note 6)	18.8	31.6	93.0	63.8
Total comprehensive income	$108.7	$164.8	$313.3	$311.6
See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.
Consolidated Statements of Changes in Stockholders’ Equity - (Unaudited)

Three months ended June 30, 2020 (in millions, except per common share data)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallocated ESOP (1) Common Stock	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance at March 31, 2020	$244.1	$5.3	$7,644.4	$1,514.5	$(121.1)	$(92.7)	$(1,469.0)	$7,725.5
Net income	—	—	—	89.9	—	—	—	89.9
Total other comprehensive income, net of tax (note 6)	—	—	—	—	—	18.8	—	18.8
Cash dividend on common stock ($0.18 per share)	—	—	—	(75.5)	—	—	—	(75.5)
Cash dividend on preferred stock	—	—	—	(3.5)	—	—	—	(3.5)
Restricted stock and performance-based share awards	—	—	5.0	—	—	—	—	5.0
ESOP common stock committed to be released (note 9)	—	—	—	(0.8)	1.8	—	—	1.0
Stock options exercised	—	—	1.8	—	—	—	—	1.8
Balance at June 30, 2020	$244.1	$5.3	$7,651.2	$1,524.6	$(119.3)	$(73.9)	$(1,469.0)	$7,763.0

Six months ended June 30, 2020 (in millions, except per common share data)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallocated ESOP Common Stock	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2019	$244.1	$5.3	$7,639.4	$1,512.8	$(122.9)	$(166.9)	$(1,164.6)	$7,947.2
Net income	—	—	—	220.3	—	—	—	220.3
Total other comprehensive income, net of tax (note 6)	—	—	—	—	—	93.0	—	93.0
Cash dividends on common stock ($0.3575 per share)	—	—	—	(152.8)	—	—	—	(152.8)
Cash dividends on preferred stock	—	—	—	(7.0)	—	—	—	(7.0)
Restricted stock and performance-based share awards	—	—	7.5	—	—	—	—	7.5
Common stock repurchased (note 6)	—	—	—	—	—	—	(304.4)	(304.4)
ESOP common stock committed to be released (note 9)	—	—	—	(1.4)	3.6	—	—	2.2
Common stock repurchased and retired upon vesting of restricted stock awards	—	—	—	(1.4)	—	—	—	(1.4)
Stock options exercised	—	—	4.3	—	—	—	—	4.3
Transition adjustment related to adoption of new accounting standard (note 15)	—	—	—	(45.9)	—	—	—	(45.9)
Balance at June 30, 2020	$244.1	$5.3	$7,651.2	$1,524.6	$(119.3)	$(73.9)	$(1,469.0)	$7,763.0
(1) Employee Stock Ownership Plan

Three months ended June 30, 2019 (in millions, except per common share data)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallocated ESOP Common Stock	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance at March 31, 2019	$244.1	$4.7	$6,558.8	$1,328.6	$(128.3)	$(224.6)	$(1,162.1)	$6,621.2
Net income	—	—	—	133.2	—	—	—	133.2
Total other comprehensive income, net of tax (note 6)	—	—	—	—	—	31.6	—	31.6
Common stock issued in BSB Bancorp acquisition	—	0.2	324.3	—	—	—	—	324.5
Cash dividend on common stock ($0.1775 per share)	—	—	—	(69.8)	—	—	—	(69.8)
Cash dividend on preferred stock	—	—	—	(3.5)	—	—	—	(3.5)
Restricted stock and performance-based share awards	—	—	3.9	—	—	—		3.9
ESOP common stock committed to be released (note 9)	—	—	—	(0.3)	1.8	—	—	1.5
Common stock repurchased and retired upon vesting of restricted stock awards	—	—	—	(0.1)	—	—	—	(0.1)
Stock options exercised	—	—	3.7	—	—	—	—	3.7
Balance at June 30, 2019	$244.1	$4.9	$6,890.7	$1,388.1	$(126.5)	$(193.0)	$(1,162.1)	$7,046.2

Six months ended June 30, 2019 (in millions, except per common share data)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallocated ESOP Common Stock	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2018	$244.1	$4.7	$6,549.3	$1,284.8	$(130.1)	$(256.8)	$(1,162.1)	$6,533.9
Net income	—	—	—	247.8	—	—	—	247.8
Total other comprehensive income net of tax (note 6)	—	—	—	—	—	63.8	—	63.8
Common stock issued in BSB Bancorp acquisition	—	0.2	324.3	—	—	—	—	324.5
Cash dividends on common stock ($0.3525 per share)	—	—	—	(135.0)	—	—	—	(135.0)
Cash dividends on preferred stock	—	—	—	(7.0)	—	—	—	(7.0)
Restricted stock and performance-based share awards	—	—	4.9	—	—	—		4.9
ESOP common stock committed to be released (note 9)	—	—	—	(0.7)	3.6	—	—	2.9
Common stock repurchased and retired upon vesting of restricted stock awards	—	—	—	(1.8)	—	—	—	(1.8)
Stock options exercised	—	—	12.2	—	—	—	—	12.2
Balance at June 30, 2019	$244.1	$4.9	$6,890.7	$1,388.1	$(126.5)	$(193.0)	$(1,162.1)	$7,046.2
See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.
Consolidated Statements of Cash Flows - (Unaudited)

	Six Months Ended June 30,
(in millions)	2020	2019
Cash Flows from Operating Activities:
Net income	$220.3	$247.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	114.3	13.2
Depreciation and amortization of premises and equipment	21.8	19.2
Amortization of other acquisition-related intangible assets	20.9	14.7
Expense related to operating leases	18.6	19.3
Expense related to share-based awards	13.9	11.2
ESOP common stock committed to be released	2.2	2.9
Net security losses	—	(0.1)
Net gains on sales of loans	(15.7)	(0.4)
Net gains on sales of residential mortgage loans	(1.5)	(0.5)
Originations of loans held-for-sale	(88.0)	(62.7)
Proceeds from sales of loans held-for-sale	588.6	65.3
Net decrease (increase) in trading debt securities	7.1	(0.9)
Excess income tax benefits from stock option exercises	—	0.3
Net changes in other assets and other liabilities	(586.3)	(385.5)
Net cash provided by (used in) operating activities	316.2	(56.2)
Cash Flows from Investing Activities:
Proceeds from sales of equity securities	0.9	0.7
Proceeds from principal repayments and maturities of debt securities available-for-sale	467.7	229.6
Proceeds from sales of debt securities available-for-sale	—	311.8
Proceeds from principal repayments and maturities of debt securities held-to-maturity	146.0	98.8
Purchases of debt securities available-for-sale	(872.8)	(184.4)
Purchases of debt securities held-to-maturity	(138.3)	(119.0)
Net (purchases) redemptions of Federal Reserve Bank stock	(24.2)	60.9
Net redemptions (purchases) of Federal Home Loan Bank stock	66.9	(15.2)
Proceeds from sales of loans	29.1	19.7
Net principal disbursements of loans	(1,801.3)	(665.7)
Purchases of loans	(10.9)	(27.6)
Purchases of premises and equipment	(16.0)	(13.5)
Purchases of leased equipment, net	(1.2)	(16.6)
Proceeds from sales of real estate owned	8.1	9.7
Return of premium on bank-owned life insurance, net	1.1	1.2
Net cash acquired in acquisitions	—	48.7
Net cash used in investing activities	(2,144.9)	(260.9)
Cash Flows from Financing Activities:
Net increase in deposits	6,344.8	1,189.6
Net decrease in borrowings with terms of three months or less	(3,337.8)	(826.8)
Repayments of borrowings with terms of more than three months	(35.1)	(61.7)
Cash dividends paid on common stock	(152.8)	(135.0)
Cash dividends paid on preferred stock	(7.0)	(7.0)
Repurchases of common stock	(305.8)	(1.8)
Proceeds from stock options exercised	0.7	9.4
Contingent consideration payments	—	(0.9)
Net cash provided by financing activities	2,507.0	165.8
Net increase (decrease) in cash and cash equivalents	678.3	(151.3)
Cash and cash equivalents at beginning of period	801.0	932.0
Cash and cash equivalents at end of period	$1,479.3	$780.7
Supplemental Information:
Interest payments	$160.0	$230.5
Income tax payments	24.1	63.4
Significant non-cash transactions:
Right-of-use assets obtained in exchange for lessee operating lease liabilities	14.8	11.5
Real estate properties acquired by foreclosure	2.8	4.9
Unsettled purchases of securities	—	10.5
Assets acquired and liabilities assumed in acquisitions:
Non-cash assets, excluding goodwill and other acquisition-related intangibles	—	2,893.6
Liabilities	—	2,862.2
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
Several accounting estimates are particularly critical and are susceptible to significant near-term change, including the allowance for credit losses (“ACL”) and asset impairment judgments, such as the recoverability of goodwill and other intangible assets. These accounting estimates are reviewed with the Audit Committee of the Board of Directors.
The Financial Accounting Standards Board (the “FASB”) has issued changes to several accounting standards, some of which govern key aspects of the Company’s financial statements. Most notably, the FASB’s standard on accounting for credit losses (the “CECL standard”), removes from U.S. generally accepted accounting principles (“GAAP”) the existing “probable” threshold for recognizing credit losses and, instead, utilizes an “expected credit loss” measurement principle. The CECL standard, which was adopted by the Company on January 1, 2020, is applied in the recognition of credit losses for loans and held-to-maturity securities and other receivables at the time the financial asset is originated or acquired and adjusted each period for changes in expected credit losses. This standard represents a significant change in GAAP and may result in material changes to the Company’s Consolidated Financial Statements. See Note 2, “Securities”, Note 3, “Loans”, Note 4, “Allowance for Credit Losses” and Note 15, “New Accounting Pronouncements” for more information.
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
Certain information and footnote disclosures normally included in consolidated financial statements prepared in conformity with U.S. GAAP have been omitted or condensed. As a result, the accompanying consolidated financial statements should be read in conjunction with People’s United’s Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results of operations that may be expected for the entire year or any other interim period.
Note 1 to People’s United’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented by the Quarterly Report for the period ended March 31, 2020, and this Quarterly Report for the period ended June 30, 2020, provides disclosure of People’s United’s significant accounting policies.
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
Affordable housing investments, including all legally binding commitments to fund future investments, are included in other assets in the Consolidated Statements of Condition ($422.1 million and $383.9 million at June 30, 2020 and  December 31, 2019, respectively). Included in other liabilities in the Consolidated Statements of Condition is a liability for all legally binding unfunded commitments to fund future investments ($162.3 million and $141.1 million at those dates). The cost of the Company’s investments is amortized on a straight-line basis over the period during which the related federal income tax credits are realized (generally 10 years). Amortization expense, which is included as a component of income tax expense, totaled $8.2 million and $6.6 million for the three months ended June 30, 2020 and 2019, respectively, and $15.2 million and $12.0 million for the six months ended June 30, 2020 and 2019, respectively.

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
On March 11, 2020, the World Health Organization declared the outbreak of a strain of novel coronavirus disease (“COVID-19”) a global pandemic. Economic activity in many countries, including the United States, began to deteriorate rapidly as the COVID-19 pandemic spread across the globe. In the United States, which has been operating under a presidentially-declared national emergency since March 13, 2020, the COVID-19 pandemic continues to cause severe disruption to the capital markets as well as business and economic activity. Since March, individual municipalities and entire states adopted travel and work location restrictions, social distancing requirements, and in some cases, shelter-in-place protocols in order to slow the spread of the virus. These measures resulted in the closure of many schools, stores, offices, restaurants and manufacturing facilities, causing a decline in spending and an increase in layoffs. While some re-opening measures have been initiated on a limited scale, negative trends in both U.S. Gross Domestic Product ("GDP") and unemployment are expected to persist throughout 2020.
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

NOTE 2. CASH AND CASH EQUIVALENTS AND SECURITIES
Included in short-term investments are interest-bearing deposits at the Federal Reserve Bank of New York  (the “FRB-NY”) totaling $757.4 million at June 30, 2020 and $219.4 million at December 31, 2019. These deposits represent an alternative to overnight federal funds sold and yielded 0.10% and 1.55% at June 30, 2020 and December 31, 2019, respectively.
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
If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income. Adjustments to the allowance are reported as a component of credit loss expense. Available-for-sale securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible or when either of the aforementioned criteria regarding intent or requirement to sell is met. The Company has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Accrued interest receivable associated with debt securities available-for-sale totaling $10.2 million at  June 30, 2020 is reported in other assets in the Consolidated Statements of Condition.
Allowance for Credit Losses – Held-to-Maturity Securities
Management measures expected credit losses on held-to-maturity securities on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Held-to-maturity securities are charged-off against the allowance when deemed to be uncollectible and adjustments to the allowance are reported as a component of credit loss expense. The Company has made the accounting policy election to exclude accrued interest receivable on held-to-maturity securities from the estimate of credit losses. Accrued interest receivable associated with debt securities held-to-maturity totaling $30.4 million at  June 30, 2020 is reported in other assets in the Consolidated Statements of Condition.

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
The amortized cost, ACL, gross unrealized gains and losses, and fair value of People’s United’s debt securities  available-for-sale and debt securities held-to-maturity are as follows:

As of June 30, 2020 (in millions)	Amortized Cost	ACL (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale:
U.S. Treasury and agency	$730.9	$—	$14.8	$—	$745.7
GSE (2) mortgage-backed and CMO (3) securities	3,210.8	—	123.8	—	3,334.6
Total debt securities available-for-sale	$3,941.7	$—	$138.6	$—	$4,080.3
Debt securities held-to-maturity:
State and municipal	$2,585.9	$(0.1)	$206.9	$(0.4)	$2,792.3
GSE mortgage-backed securities	1,173.4	—	52.5	—	1,225.9
Corporate	89.7	(1.8)	0.5	(0.8)	87.6
Other	1.5	—	—	—	1.5
Total debt securities held-to-maturity	$3,850.5	$(1.9)	$259.9	$(1.2)	$4,107.3

(1)As discussed in Note 15, beginning January 1, 2020, an ACL is required to be recognized (as appropriate) for debt securities.
(2)Government sponsored enterprise
(3)Collateralized mortgage obligation

As of December 31, 2019 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale:
U.S. Treasury and agency	$689.5	$0.4	$(2.8)	$687.1
GSE mortgage-backed and CMO securities	2,856.3	25.0	(4.1)	2,877.2
Total debt securities available-for-sale	$3,545.8	$25.4	$(6.9)	$3,564.3
Debt securities held-to-maturity:
State and municipal	$2,503.9	$142.0	$(0.4)	$2,645.5
GSE mortgage-backed securities	1,271.4	8.0	(0.3)	1,279.1
Corporate	92.4	1.5	—	93.9
Other	1.5	—	—	1.5
Total debt securities held-to-maturity	$3,869.2	$151.5	$(0.7)	$4,020.0
At both adoption of the CECL standard on January 1, 2020 and at June 30, 2020, the ACL on debt securities  held-to-maturity totaled $1.8 million related to corporate bonds and $0.1 million related to state and municipal securities. At June 30, 2020, no debt securities held-to-maturity were past due or in non-accrual status.

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
The table below indicates the credit profile of the Company's debt securities held-to-maturity at amortized cost:

As of June 30, 2020 (in millions)	Investment Grade	Non-Investment Grade	Total
State and municipal	$2,585.7	$0.2	$2,585.9
GSE mortgage-backed securities	1,173.4	—	1,173.4
Corporate	84.7	5.0	89.7
Other	1.5	—	1.5
Total	$3,845.3	$5.2	$3,850.5
The following table summarizes those debt securities available-for-sale with unrealized losses at June 30, 2020, classified as to the length of time the losses have existed and, for which no ACL has been recognized. Certain unrealized losses totaled less than $0.1 million.

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months Or Longer		Total
As of June 30, 2020 (in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities available-for-sale:
GSE mortgage-backed and CMO securities	$50.0	$—	$—	$—	$50.0	$—
Total	$50.0	$—	$—	$—	$50.0	$—
At June 30, 2020, two of the 273 available-for-sale debt securities owned by the Company had gross unrealized losses totaling less than $0.1 million. The GSE mortgage-backed and CMO securities with unrealized losses had AAA credit ratings and an average contractual maturity of 1 month.
As of June 30, 2020, no ACL has been recognized on debt securities available-for-sale in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. Rather, the cause of the gross unrealized losses with respect to all of the debt securities is directly related to changes in interest rates. At this time, management does not intend to sell such securities nor is it more likely than not, based upon available evidence, that management will be required to sell such securities prior to recovery. No credit impairment losses were recognized in the Consolidated Statements of Income for the three or six months ended June 30, 2020 or 2019.

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
At June 30, 2020 and December 31, 2019, debt securities available-for-sale with fair values of $4.08 billion and $2.43 billion, respectively, and debt securities held-to-maturity with amortized costs of $2.07 billion and $1.47 billion, respectively, were pledged as collateral for public deposits and for other purposes.

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
The following table is a summary of the amortized cost and fair value of debt securities as of June 30, 2020, based on remaining period to contractual maturity. Information for GSE mortgage-backed and CMO securities is based on the final contractual maturity dates without considering repayments and prepayments.

	Available-for-Sale		Held-to-Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury and agency:
Within 1 year	$216.0	$216.3	$—	$—
After 1 but within 5 years	514.9	529.4	—	—
Total	730.9	745.7	—	—
GSE mortgage-backed and CMO securities:
After 1 but within 5 years	95.8	100.6	916.5	961.5
After 5 but within 10 years	907.3	951.5	—	—
After 10 years	2,207.7	2,282.5	256.9	264.4
Total	3,210.8	3,334.6	1,173.4	1,225.9
State and municipal:
Within 1 year	—	—	3.7	3.8
After 1 but within 5 years	—	—	237.1	249.5
After 5 but within 10 years	—	—	507.0	547.9
After 10 years	—	—	1,838.1	1,991.1
Total	—	—	2,585.9	2,792.3
Corporate:
After 1 but within 5 years	—	—	6.8	6.7
After 5 but within 10 years	—	—	82.9	80.9
Total	—	—	89.7	87.6
Other:
After 1 but within 5 years	—	—	1.5	1.5
Total	—	—	1.5	1.5
Total:
Within 1 year	216.0	216.3	3.7	3.8
After 1 but within 5 years	610.7	630.0	1,161.9	1,219.2
After 5 but within 10 years	907.3	951.5	589.9	628.8
After 10 years	2,207.7	2,282.5	2,095.0	2,255.5
Total	$3,941.7	$4,080.3	$3,850.5	$4,107.3
Security transactions are recorded on the trade date. Realized gains and losses are determined using the specific identification method and reported in non-interest income.
Equity investments (other than equity method investments) are measured at fair value with changes in fair value recognized in net income. People’s United recorded unrealized losses of $0.2 million and unrealized gains of $0.8 million for the three months ended June 30, 2020 and 2019, respectively, and unrealized losses of $1.6 million and unrealized gains of$1.0 million for the six months ended June 30, 2020 and 2019, respectively (included in other non-interest income in the Consolidated Statements of Income) relating to the change in fair value of its equity securities during the respective periods.

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
The Bank, as a member of the Federal Home Loan Bank (the “FHLB”) of Boston, is currently required to purchase and hold shares of capital stock in the FHLB of Boston (total cost of $70.4 million and $136.6 million at June 30, 2020 and December 31, 2019, respectively) in an amount equal to its membership base investment plus an activity based investment determined according to the Bank’s level of outstanding FHLB advances. As a result of prior acquisitions, the Bank acquired shares of capital stock in the FHLB of New York, which matured in April 2020 (total cost of $0.7 million at  December 31, 2019). Based on the current capital adequacy and liquidity position of the FHLB of Boston, management believes there is no impairment in the Company’s investment at June 30, 2020 and the cost of the investment approximates fair value.
The Bank, as a member of the Federal Reserve Bank system, is currently required to purchase and hold shares of capital stock in the FRB-NY (total cost of $227.9 million and $203.8 million at June 30, 2020 and December 31, 2019, respectively) in an amount equal to 6% of its capital and surplus. Based on the current capital adequacy and liquidity position of the  FRB-NY, management believes there is no impairment in the Company’s investment at June 30, 2020 and the cost of the investment approximates fair value.

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
People’s United has identified two loan portfolio segments, Commercial and Retail, which are comprised of the following loan classes:
•Commercial Portfolio: commercial real estate; commercial and industrial; equipment financing; and mortgage warehouse/asset based lending ("MW/ABL").
•Retail Portfolio: residential mortgage; home equity; and other consumer.
These portfolio segments and loan classes are unchanged following adoption of the CECL standard, with the exception of MW/ABL which, prior to January 1, 2020, was included in commercial and industrial. The following table summarizes People’s United’s loans by loan portfolio segment and class:

(in millions)	June 30, 2020	December 31, 2019
Commercial:
Commercial real estate (1)	$13,999.5	$14,762.3
Commercial and industrial (1)	11,309.5	8,693.2
Equipment financing	4,880.1	4,910.4
MW/ABL	3,284.4	2,348.4
Total Commercial Portfolio	33,473.5	30,714.3
Retail:
Residential mortgage:
Adjustable-rate	6,426.8	7,064.8
Fixed-rate	3,196.9	3,253.3
Total residential mortgage	9,623.7	10,318.1
Home equity and other consumer:
Home equity	2,228.2	2,406.5
Other consumer	126.1	157.2
Total home equity and other consumer	2,354.3	2,563.7
Total Retail Portfolio	11,978.0	12,881.8
Total loans	$45,451.5	$43,596.1
(1)In connection with the United Bank core system conversion in April 2020, approximately $400 million of loans secured by owner-occupied commercial properties were prospectively reclassified from commercial real estate loans to commercial and industrial loans. Prior period loan balances were not restated to conform to the current period presentation.

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
In connection with the Company’s adoption of the CECL standard, selected accounting policies related to loans have been revised and/or certain accounting policy elections have been implemented. These policies are described below.
Basis of Accounting
Loans are reported at amortized cost less the ACL. Interest on loans is accrued to income monthly based on outstanding principal balances. Loan origination fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized in interest income as an adjustment of yield. Depending on the loan portfolio, amounts are amortized or accreted using the level yield method over either the actual life or the estimated average life of the loan. Net deferred loan costs, which are included in loans by respective class and exclude deferred fees on loans issued under the Paycheck Protection Program (see page 26), totaled $70.1 million at June 30, 2020 and $87.5 million at December 31, 2019.
Allowance for Credit Losses
The ACL on loans, calculated in accordance with the CECL standard, is deducted from the amortized cost basis of loans to present the net amount expected to be collected. The amount of the allowance represents management’s best estimate of current expected credit losses on loans considering available information, from both internal and external sources, deemed relevant to assessing collectability over the loans' contractual terms, adjusted for expected prepayments when appropriate. Accrued interest on loans is excluded from the calculation of the ACL due to the Bank’s established non-accrual policy, which results in the reversal of uncollectible accrued interest on non-accrual loans against interest income in a timely manner (see below). Accrued interest receivable associated with loans totaling $142.3 million at June 30, 2020 is reported in other assets in the Consolidated Statements of Condition. See Note 4, “Allowance for Credit Losses” for a further discussion on the Company's ACL.
Purchased Credit Deteriorated Loans
In addition to originating loans, the Company may acquire loans through portfolio purchases or acquisitions of other companies. Purchased loans that have evidence of more than insignificant credit deterioration since origination are deemed purchased credit deteriorated (“PCD”) loans. In connection with its adoption of the CECL standard, the Company did not reassess whether previously recognized purchased credit impaired (“PCI”) loans accounted for under prior accounting guidance met the criteria of a PCD loan as of the date of adoption. PCD loans are initially recorded at fair value along with an ACL determined using the same methodology as originated loans. The sum of the loan's purchase price and ACL becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the ACL are recorded through provision for credit losses.
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
All previously accrued but unpaid interest on non-accrual loans is reversed from interest income in the period in which the accrual of interest is discontinued. Interest payments received on non-accrual loans are generally applied as a reduction of principal if future collections are doubtful, although such interest payments may be recognized as income. Interest income recognized on non-accrual loans for the three and six months ended June 30, 2020 totaled $1.3 million and $1.6 million, respectively. A loan remains on non-accrual status until the factors that indicated doubtful collectability no longer exist or until a loan is determined to be uncollectible and is charged-off against the ACL. There were no loans past due 90 days or more and still accruing interest at June 30, 2020 or December 31, 2019.

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
The following tables summarize aging information by class of loan:

		Past Due
As of June 30, 2020 (in millions)	Current	30-89 Days	90 Days or More	Total	Total
Commercial:
Commercial real estate	$13,952.3	$20.2	$27.0	$47.2	$13,999.5
Commercial and industrial	11,247.0	18.2	44.3	62.5	11,309.5
Equipment financing	4,792.1	66.8	21.2	88.0	4,880.1
MW/ABL	3,284.4	—	—	—	3,284.4
Total	33,275.8	105.2	92.5	197.7	33,473.5
Retail:
Residential mortgage	9,549.3	37.5	36.9	74.4	9,623.7
Home equity	2,206.7	8.4	13.1	21.5	2,228.2
Other consumer	125.1	0.9	0.1	1.0	126.1
Total	11,881.1	46.8	50.1	96.9	11,978.0
Total loans	$45,156.9	$152.0	$142.6	$294.6	$45,451.5
Included in the “Current” and “30-89 Days” categories above are early non-performing commercial real estate loans, commercial and industrial loans, equipment financing loans and MW/ABL loans totaling $46.6 million, $46.4 million, $27.4 million and $1.0 million, respectively, and $35.1 million of retail loans in the process of foreclosure or bankruptcy. These loans are less than 90 days past due but have been placed on non-accrual status as a result of having been identified as presenting uncertainty with respect to the collectability of interest and principal.

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

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
The recorded investment in non-accrual loans, by class of loan and year of origination, is summarized as follows:

	Non-Accrual Loans
	June 30, 2020									Dec. 31, 2019
(in millions)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total	Non-Accrual Loans With No ACL	Non-Accrual Loans
Commercial:
Commercial real estate	$—	$21.3	$2.1	$2.4	$2.1	$43.9	$1.8	$73.6	$6.5	$53.8
Commercial and industrial	0.4	3.0	0.7	21.1	14.1	15.0	33.5	87.8	19.0	38.5
Equipment financing	2.8	14.6	14.0	10.7	2.7	3.8	—	48.6	—	47.7
MW/ABL	—	—	—	—	—	—	1.0	1.0	—	—
Total (1)	3.2	38.9	16.8	34.2	18.9	62.7	36.3	211.0	25.5	140.0
Retail:
Residential mortgage	—	2.1	4.8	2.2	1.1	52.4	—	62.6	30.6	63.3
Home equity	—	—	0.3	0.1	0.3	2.7	19.1	22.5	9.3	20.8
Other consumer	—	—	0.1	—	—	—	—	0.1	—	—
Total (2)	—	2.1	5.2	2.3	1.4	55.1	19.1	85.2	39.9	84.1
Total	$3.2	$41.0	$22.0	$36.5	$20.3	$117.8	$55.4	$296.2	$65.4	$224.1
(1)Reported net of government guarantees totaling $2.9 million and $1.3 million at June 30, 2020 and  December 31, 2019, respectively. These government guarantees relate, almost entirely, to guarantees provided by the Small Business Administration (“SBA”) as well as selected other Federal agencies and represent the carrying value of the loans that are covered by such guarantees, the extent of which (i.e. full or partial) varies by loan. At June 30, 2020, all of the government guarantees related to commercial and industrial loans.
(2)Includes $21.0 million and $17.0 million of loans in the process of foreclosure at June 30, 2020 and  December 31, 2019, respectively.
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
For collateral dependent commercial loans, the allowance for expected credit losses is individually assessed based on the fair value of the collateral. Various types of collateral are used, including real estate, inventory, equipment, accounts receivable, securities and cash, among others. For commercial real estate loans, collateral values are generally based on appraisals which are updated based on management judgment under the specific circumstances on a case-by-case basis. The collateral value for other financial assets is generally based on quoted market prices or broker quotes (in the case of securities) or appraisals. Commercial loan balances are charged-off at the time all or a portion of the balance is deemed uncollectible. At June 30, 2020, the Company had collateral dependent commercial loans totaling $68.3 million.
Collateral dependent residential mortgage and home equity loans are carried at the lower of amortized cost or fair value of the collateral less costs to sell, with any excess in the carrying amount of the loan representing the related ACL. Collateral values are based on broker price opinions or appraisals. At June 30, 2020, the Company had collateral dependent residential mortgage and home equity loans totaling $40.4 million.

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
Troubled Debt Restructurings
Troubled Debt Restructurings (“TDRs”), which, beginning in 2020, also includes loans reasonably expected to become TDRs, represent loans for which the original contractual terms have been modified to provide for terms that are less than what the Company would be willing to accept for new loans with comparable risk because of deterioration in the borrower's financial condition. Such loan modifications are handled on a case-by-case basis and are negotiated to achieve mutually agreeable terms that maximize loan collectability and meet the borrower’s financial needs. Modifications may include changes to one or more terms of the loan, including, but not limited to: (i) payment deferral; (ii) a reduction in the stated interest rate for the remaining contractual life of the loan; (iii) an extension of the loan’s original contractual term at a stated interest rate lower than the current market rate for a new loan with similar risk; (iv) capitalization of interest; or (v) forgiveness of principal or interest.
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
At June 30, 2020 and December 31, 2019, People’s United’s recorded investment in loans classified as TDRs totaled $207.3 million and $177.0 million, respectively, and the related ACL was $14.5 million and $4.3 million at the respective dates. Interest income recognized on TDRs totaled $1.2 million for both the three months ended June 30, 2020 and 2019, and $2.5 million and $2.8 million for the six months ended June 30, 2020 and 2019, respectively. Funding under commitments to lend additional amounts to borrowers with loans classified as TDRs was immaterial for the three and six months ended  June 30, 2020 and 2019. Loans that were modified and classified as TDRs during the three and six months ended June 30, 2020 and 2019 principally involve reduced payment and/or payment deferral, extension of term (generally no more than two years for commercial loans and nine years for retail loans) and/or a temporary reduction of interest rate (generally less than  200 basis points).
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

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
The following tables summarize, by class of loan, the recorded investments in loans modified as TDRs during the three and six months ended June 30, 2020 and 2019. For purposes of this disclosure, recorded investments represent amounts immediately prior to and subsequent to the restructuring.

	Three Months Ended June 30, 2020
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial:
Commercial real estate (1)	3	$1.1	$1.1
Commercial and industrial (2)	19	41.0	41.0
Equipment financing (3)	19	5.0	5.0
MW/ABL (4)	4	3.7	3.7
Total	45	50.8	50.8
Retail:
Residential mortgage (5)	7	2.5	2.5
Home equity (6)	16	0.9	0.9
Other consumer	—	—	—
Total	23	3.4	3.4
Total	68	$54.2	$54.2

(1)Represents the following concessions: extension of term (3 contracts; recorded investment of $1.1 million).
(2)Represents the following concessions: extension of term (11 contracts; recorded investment of $12.6 million); reduced payment and/or payment deferral (5 contracts; recorded investment of $27.2 million); temporary rate reduction  (2 contracts; recorded investment of $0.9 million); or a combination of concessions (1 contract; recorded investment of $0.3 million).
(3)Represents the following concessions: extension of term (10 contracts; recorded investment of $1.9 million); reduced payment and/or payment deferral (7 contracts; recorded investment of $2.7 million); or a combination of concessions  (2 contracts; recorded investment of $0.4 million).
(4)Represents the following concessions: extension of term (4 contracts; recorded investment of $3.7 million).
(5)Represents the following concessions: loans restructured through bankruptcy (3 contracts; recorded investment of $1.4 million); or a combination of concessions (4 contract; recorded investment of $1.1 million).
(6)Represents the following concessions: loans restructured through bankruptcy (8 contracts; recorded investment of $0.3 million); reduced payment and/or payment deferral (1 contract; recorded investment of $0.1 million); or a combination of concessions (7 contracts; recorded investment of $0.5 million).

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)

	Six Months Ended June 30, 2020
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial:
Commercial real estate (1)	8	$4.8	$4.8
Commercial and industrial (2)	28	50.0	50.0
Equipment financing (3)	28	8.1	8.1
MW/ABL (4)	5	4.7	4.7
Total	69	67.6	67.6
Retail:
Residential mortgage (5)	20	8.7	8.7
Home equity (6)	33	3.0	3.0
Other consumer	—	—	—
Total	53	11.7	11.7
Total	122	$79.3	$79.3

(1)Represents the following concessions: extension of term (7 contracts; recorded investment of $4.3 million); or a reduced payment and/or payment deferral (1 contract; recorded investment of $0.5 million).
(2)Represents the following concessions: extension of term (15 contracts; recorded investment of $18.9 million); reduced payment and/or payment deferral (6 contracts; recorded investment of $27.5 million); temporary rate reduction  (2 contracts; recorded investment of $0.9 million); or a combination of concessions (5 contracts; recorded investment of $2.7 million).
(3)Represents the following concessions: extension of term (11 contracts; recorded investment of $3.1 million); reduced payment and/or payment deferral (12 contracts; recorded investment of $3.2 million); or a combination of concessions  (5 contracts; recorded investment of $1.8 million).
(4)Represents the following concessions: extension of term (5 contracts; recorded investment of $4.7 million).
(5)Represents the following concessions: loans restructured through bankruptcy (6 contracts; recorded investment of $2.0 million); reduced payment and/or payment deferral (9 contracts; recorded investment of $5.5 million); or a combination of concessions (5 contracts; recorded investment of $1.2 million).
(6)Represents the following concessions: loans restructured through bankruptcy (13 contracts; recorded investment of $0.8 million); reduced payment and/or payment deferral (2 contracts; recorded investment of $0.2 million); or a combination of concessions (18 contracts; recorded investment of $2.0 million).

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)

	Three Months Ended June 30, 2019
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial:
Commercial real estate	—	$—	$—
Commercial and industrial (1)	15	22.0	22.0
Equipment financing (2)	9	6.2	6.2
MW/ABL	—	—	—
Total	24	28.2	28.2
Retail:
Residential mortgage (3)	37	9.8	9.8
Home equity (4)	46	3.6	3.6
Other consumer	—	—	—
Total	83	13.4	13.4
Total	107	$41.6	$41.6

(1)Represents the following concessions: extension of term (13 contracts; recorded investment of $21.0 million); or a combination of concessions (2 contracts; recorded investment of $1.0 million).
(2)Represents the following concessions: extension of term (2 contracts; recorded investment of $1.1 million); reduced payment and/or payment deferral (6 contracts; recorded investment of $4.8 million); or a combination of concessions  (1 contract; recorded investment of $0.3 million).
(3)Represents the following concessions: loans restructured through bankruptcy (26 contracts; recorded investment of $5.5 million); reduced payment and/or payment deferral (6 contracts; recorded investment of $2.2 million); or a combination of concessions (5 contracts; recorded investment of $2.1 million).
(4)Represents the following concessions: loans restructured through bankruptcy (33 contracts; recorded investment of $1.6 million); reduced payment and/or payment deferral (8 contracts; recorded investment of $1.7 million); or a combination of concessions (5 contracts; recorded investment of $0.3 million).

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)

	Six Months Ended June 30, 2019
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial:
Commercial real estate (1)	1	$0.6	$0.6
Commercial and industrial (2)	19	23.4	23.4
Equipment financing (3)	23	13.4	13.4
MW/ABL	—	—	—
Total	43	37.4	37.4
Retail:
Residential mortgage (4)	57	15.4	15.4
Home equity (5)	68	5.7	5.7
Other consumer	—	—	—
Total	125	21.1	21.1
Total	168	$58.5	$58.5

(1)Represents the following concessions: reduced payment and/or payment deferral (1 contract; recorded investment of $0.6 million).
(2)Represents the following concessions: extension of term (17 contracts; recorded investment of $22.4 million); or a combination of concessions (2 contracts; recorded investment of $1.0 million).
(3)Represents the following concessions: extension of term (4 contracts; recorded investment of $1.2 million); reduced payment and/or payment deferral (17 contracts; recorded investment of $11.8 million); or a combination of concessions  (2 contracts; recorded investment of $0.4 million).
(4)Represents the following concessions: loans restructured through bankruptcy (35 contracts; recorded investment of $6.6 million); reduced payment and/or payment deferral (11 contracts; recorded investment of $4.4 million); or a combination of concessions (11 contracts; recorded investment of $4.4 million).
(5)Represents the following concessions: loans restructured through bankruptcy (42 contracts; recorded investment of $2.2 million); reduced payment and/or payment deferral (11 contracts; recorded investment of $2.2 million); or a combination of concessions (15 contracts; recorded investment of $1.3 million).

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
The following is a summary, by class of loan, of information related to TDRs completed within the previous 12 months that subsequently defaulted during the three and six months ended June 30, 2020 and 2019. For purposes of this disclosure, the previous 12 months is measured from July 1 of the respective prior year and a default represents a previously-modified loan that became past due 30 days or more during the six months ended June 30, 2020 or 2019.

	Three Months Ended June 30,
	2020		2019
(dollars in millions)	Number of Contracts	Recorded Investment as of Period End	Number of Contracts	Recorded Investment as of Period End
Commercial:
Commercial real estate	—	$—	—	$—
Commercial and industrial	1	0.3	—	—
Equipment financing	—	—	3	4.9
MW/ABL	—	—	—	—
Total	1	0.3	3	4.9
Retail:
Residential mortgage	—	—	1	0.5
Home equity	1	0.1	6	0.6
Other consumer	—	—	—	—
Total	1	0.1	7	1.1
Total	2	$0.4	10	$6.0

	Six Months Ended June 30,
	2020		2019
(dollars in millions)	Number of Contracts	Recorded Investment as of Period End	Number of Contracts	Recorded Investment as of Period End
Commercial:
Commercial real estate	—	$—	—	$—
Commercial and industrial	2	0.4	—	—
Equipment financing	2	2.2	5	7.5
MW/ABL	—	—	—	—
Total	4	2.6	5	7.5
Retail:
Residential mortgage	—	—	4	1.8
Home equity	2	0.1	9	1.1
Other consumer	—	—	—	—
Total	2	0.1	13	2.9
Total	6	$2.7	18	$10.4
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

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
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

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
The following table presents Commercial loan risk ratings, by class of loan and year of origination, as of June 30, 2020:

(in millions)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
Commercial real estate:
Pass	$492.7	$1,797.4	$1,667.2	$1,580.9	$1,417.7	$6,113.5	$365.5	$13,434.9
Special Mention	—	4.4	62.6	31.7	28.0	106.0	2.4	235.1
Substandard	2.8	36.3	41.6	22.8	14.5	206.1	4.5	328.6
Doubtful	—	—	—	—	—	0.9	—	0.9
Total	$495.5	$1,838.1	$1,771.4	$1,635.4	$1,460.2	$6,426.5	$372.4	$13,999.5

Commercial and industrial:
Pass	$3,163.4	$1,784.0	$1,005.8	$779.4	$614.9	$1,922.4	$1,297.2	$10,567.1
Special Mention	38.8	22.0	22.1	39.8	54.8	92.5	53.6	323.6
Substandard	21.7	14.2	64.9	43.3	25.3	138.2	107.6	415.2
Doubtful	—	—	—	0.6	1.1	0.5	1.4	3.6
Total	$3,223.9	$1,820.2	$1,092.8	$863.1	$696.1	$2,153.6	$1,459.8	$11,309.5

Equipment financing:
Pass	$808.8	$1,691.0	$971.7	$513.9	$261.8	$130.3	$—	$4,377.5
Special Mention	8.6	34.4	16.2	10.9	4.6	1.5	—	76.2
Substandard	104.8	146.9	92.7	43.0	10.6	28.4	—	426.4
Doubtful	—	—	—	—	—	—	—	—
Total	$922.2	$1,872.3	$1,080.6	$567.8	$277.0	$160.2	$—	$4,880.1

MW/ABL:
Pass	$82.9	$23.8	$22.0	$11.7	$20.7	$55.4	$2,924.3	$3,140.8
Special Mention	—	7.2	—	—	—	—	94.2	101.4
Substandard	—	—	—	1.8	0.7	1.9	37.8	42.2
Doubtful	—	—	—	—	—	—	—	—
Total	$82.9	$31.0	$22.0	$13.5	$21.4	$57.3	$3,056.3	$3,284.4

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
The following table presents Retail loan risk classification, by class of loan and year of origination, as of June 30, 2020:

(in millions)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
Residential mortgage:
Low Risk	$206.3	$391.5	$402.0	$582.4	$1,167.5	$2,084.5	$—	$4,834.2
Moderate Risk	357.2	557.7	649.4	746.0	727.9	841.0	—	3,879.2
High Risk	64.1	90.4	133.2	153.5	126.7	342.4	—	910.3
Total	$627.6	$1,039.6	$1,184.6	$1,481.9	$2,022.1	$3,267.9	$—	$9,623.7

Home equity:
Low Risk	$—	$—	$—	$—	$0.1	$29.4	$313.4	$342.9
Moderate Risk	—	—	—	—	0.4	16.4	395.8	412.6
High Risk	4.0	40.2	85.9	68.6	28.7	24.6	1,220.7	1,472.7
Total	$4.0	$40.2	$85.9	$68.6	$29.2	$70.4	$1,929.9	$2,228.2

Other consumer:
Low Risk	$3.1	$0.4	$2.4	$2.0	$1.4	$0.5	$10.9	$20.7
Moderate Risk	—	—	—	—	—	—	4.8	4.8
High Risk	13.2	4.3	44.7	31.4	5.2	1.8	—	100.6
Total	$16.3	$4.7	$47.1	$33.4	$6.6	$2.3	$15.7	$126.1

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
The following tables present Commercial and Retail credit quality indicators as of December 31, 2019:

(in millions)	Commercial Real Estate	Commercial and Industrial	Equipment Financing	Total
Commercial:
Pass	$14,222.3	$10,391.7	$4,433.5	$29,047.5
Special mention	334.3	330.4	76.5	741.2
Substandard	202.6	315.8	400.4	918.8
Doubtful	3.1	3.7	—	6.8
Total	$14,762.3	$11,041.6	$4,910.4	$30,714.3

(in millions)	Residential Mortgage	Home Equity	Other Consumer	Total
Retail:
Low risk	$4,410.0	$747.3	$24.9	$5,182.2
Moderate risk	4,958.3	548.5	5.9	5,512.7
High risk	949.8	1,110.7	126.4	2,186.9
Total	$10,318.1	$2,406.5	$157.2	$12,881.8
Paycheck Protection Program
The CARES Act created a new loan guarantee program known as the Paycheck Protection Program (“PPP”), the objective of which is to provide small businesses with financial support to cover payroll and certain other qualifying expenses. Loans made under the PPP are fully guaranteed by the SBA, whose guarantee is backed by the full faith and credit of the United States. PPP loans also afford borrowers forgiveness up to the principal amount of the loan, plus accrued interest, provided the loan proceeds are used to retain workers and maintain payroll or to make certain mortgage interest, lease and utility payments, and certain other criteria are satisfied. The SBA will reimburse PPP lenders for any amount of a PPP loan that is forgiven, and PPP lenders will not be held liable for any representations made by PPP borrowers in connection with their requests for loan forgiveness. Included in commercial and industrial loans at June 30, 2020 are PPP loans totaling $2.5 billion and associated deferred loan fees totaling $68.8 million. For regulatory capital purposes, PPP loans are assigned a zero risk-weighting as a result of the related SBA guarantee.
Other Real Estate Owned and Repossessed Assets (included in Other Assets)
Other real estate owned (“REO”) was comprised of residential and commercial properties totaling $4.9 million and $7.3 million, respectively, at June 30, 2020, and $11.9 million and $7.3 million, respectively, at December 31, 2019. Repossessed assets totaled $6.2 million and $4.2 million at June 30, 2020 and December 31, 2019, respectively.
Loans Held for Sale
Loans held-for-sale at June 30, 2020 and December 31, 2019 included newly-originated residential mortgage loans with carrying amounts of $12.2 million and $19.7 million, respectively. At December 31, 2019, loans held-for-sale also included $333.7 million of consumer loans and $157.9 million of commercial loans previously acquired in the United Financial  Bancorp, Inc. acquisition. All of the consumer and commercial loans were sold during the first quarter of 2020, resulting in a gain, net of expenses, of $16.9 million.

NOTE 4. ALLOWANCE FOR CREDIT LOSSES
On January 1, 2020, the Company adopted the CECL standard, which requires the measurement of expected credit losses for financial assets measured at amortized cost, including loans, and certain off-balance-sheet credit exposures.
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

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
The Company’s loan portfolio segments include Commercial and Retail and each of these segments comprises multiple loan classes, which are characterized by similarities in initial measurement, risk attributes, and the manner in which credit risk is monitored and assessed. The Commercial loan portfolio segment is comprised of the commercial real estate, commercial and industrial, equipment financing and MW/ABL loan classes. The Retail loan portfolio segment is comprised of the residential mortgage, home equity and other consumer loan classes. Common characteristics and risk profiles include the type/purpose of loan and historical/expected credit loss patterns. The Company periodically reassesses each pool to ensure the loans within the pool continue to share similar characteristics and risk profiles and to determine whether further segmentation is necessary.
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

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
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
For instance, as a result of the deterioration in economic conditions caused by the spread of the COVID-19 pandemic during the first half of 2020, and the corresponding increase in economic uncertainty, a fourth forward-looking economic scenario (the “Severe Downside” scenario) was also considered for purposes of estimating expected credit losses at  June 30, 2020. All four scenarios reflected the effects of the COVID-19 pandemic as well as the United States’ monetary and fiscal response. Each scenario was assigned a weighting with the majority of the weighting placed on the Baseline scenario and lower weights placed on each of the Upside, Downside and Severe Downside scenarios. The weighting assigned by management was based on the economic outlook and available information at that date.
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
Individual Component
In some cases, management may determine that an individual loan exhibits unique risk characteristics which differentiate that loan from other loans within the pool. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific allocations of the ACL are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk of the loan and economic conditions affecting the borrower’s industry, among other things. For collateral dependent loans, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. The Company reevaluates the fair value of collateral supporting collateral dependent loans on a quarterly basis. Specific allocations of the ACL for loans evaluated on an individual basis totaled $11.6 million at June 30, 2020.

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
The following tables present a summary, by loan portfolio segment, of activity in the ACL for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020			2019
(in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Balance at beginning of period	$211.8	$129.9	$341.7	$209.0	$31.9	$240.9
Charge-offs	(8.3)	(2.0)	(10.3)	(6.2)	(1.1)	(7.3)
Recoveries	1.3	0.5	1.8	2.0	0.8	2.8
Net loan charge-offs	(7.0)	(1.5)	(8.5)	(4.2)	(0.3)	(4.5)
Provision for credit losses	72.6	8.2	80.8	9.8	(2.2)	7.6
Balance at end of period	$277.4	$136.6	$414.0	$214.6	$29.4	$244.0

	Six Months Ended June 30,
	2020			2019
(in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Balance at beginning of period	$217.9	$28.7	$246.6	$209.5	$30.9	$240.4
CECL transition adjustment	(17.3)	89.5	72.2	N/A	N/A	N/A
Balance at beginning of period, adjusted	200.6	118.2	318.8	209.5	30.9	240.4
Charge-offs	(18.0)	(4.9)	(22.9)	(12.6)	(2.2)	(14.8)
Recoveries	2.7	1.1	3.8	3.4	1.8	5.2
Net loan charge-offs	(15.3)	(3.8)	(19.1)	(9.2)	(0.4)	(9.6)
Provision for credit losses	92.1	22.2	114.3	14.3	(1.1)	13.2
Balance at end of period	$277.4	$136.6	$414.0	$214.6	$29.4	$244.0

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
The following table summarizes the changes in the ACL on off-balance-sheet credit exposures:

(in millions)	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Balance at beginning of period	$20.7	$5.6
CECL transition adjustment	—	14.5
Balance at beginning of period, adjusted	20.7	20.1
Provision charged (credited) to income	1.1	1.7
Balance at end of period	$21.8	$21.8

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

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
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
The composition of the Company’s total net investment in lease financing receivables included within equipment financing loans in the Consolidated Statements of Condition was as follows:

(in millions)	June 30, 2020	December 31, 2019
Lease payments receivable	$1,410.4	$1,417.1
Estimated residual value of leased assets	129.5	128.0
Gross investment in lease financing receivables	1,539.9	1,545.1
Plus: Deferred origination costs	12.1	13.4
Less: Unearned income	(151.8)	(156.9)
Total net investment in lease financing receivables	$1,400.2	$1,401.6
The contractual maturities of the Company's lease financing receivables were as follows:

(in millions)	June 30, 2020
2020 (1)	$281.6
2021	467.0
2022	362.6
2023	227.2
2024	131.4
Later years	70.1
Total	$1,539.9
(1)Contractual maturities for the six months remaining in 2020.

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
The following table summarizes People's United's total lease income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Lease financing receivables	$17.5	$16.5	$35.1	$32.0
Operating leases	11.8	12.6	24.4	25.2
Total lease income	$29.3	$29.1	$59.5	$57.2
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
The following tables provide the components of lease cost and supplemental information:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Operating lease cost	$16.4	$15.1	$33.1	$30.4
Variable lease cost	1.6	2.1	4.7	4.4
Finance lease cost	0.1	—	0.2	—
Sublease income	(0.5)	(0.3)	(1.0)	(0.7)
Net lease cost	$17.6	$16.9	$37.0	$34.1

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)

(dollars in millions)	June 30, 2020	December 31, 2019
Lease ROU assets:
Operating leases	$257.2	$276.6
Finance leases	2.4	2.6
Lease liabilities:
Operating leases	292.7	307.9
Finance leases	5.1	5.3
Weighted-average discount rate:
Operating leases	3.12%	3.13%
Finance leases	2.59	2.58
Weighted-average remaining lease term (in years):
Operating leases	7.7	7.7
Finance leases	11.7	12.2

	Six Months Ended June 30,
(in millions)	2020	2019
Cash payments included in the measurement of lease liabilities:
Reported in operating cash from operating leases	$34.1	$30.8
Reported in financing cash from finance leases	0.2	—
ROU assets obtained in exchange for lessee:
Operating lease liabilities (1)	14.8	11.5
Finance lease liabilities (1)	—	—
(1)Excludes the related transition adjustment recorded during the six months ended June 30, 2019 (see above).
The contractual maturities of the Company's lease liabilities as of June 30, 2020 were as follows:

(in millions)	Operating Leases	Finance Leases
2020 (1)	$33.5	$0.3
2021	65.5	0.5
2022	47.6	0.5
2023	36.2	0.5
2024	30.0	0.5
Later years	120.3	3.6
Total lease payments	333.1	5.9
Less: Interest	(40.4)	(0.8)
Total lease liabilities	$292.7	$5.1
(1)Contractual maturities for the six months remaining in 2020.

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)

NOTE 6. STOCKHOLDERS' EQUITY
Preferred Stock and Common Stock
People’s United is authorized to issue (i) 50.0 million shares of preferred stock, par value of $0.01 per share, of which 10.0 million shares were outstanding at both June 30, 2020 and December 31, 2019, and (ii) 1.95 billion shares of common stock, par value of $0.01 per share, of which 533.6 million shares and 532.8 million shares were issued at June 30, 2020 and December 31, 2019, respectively.
Treasury Stock
Treasury stock includes (i) common stock repurchased by People’s United, either directly or through agents, in the open market at prices and terms satisfactory to management in connection with stock repurchases authorized by its Board of Directors (106.4 million shares and 86.6 million shares at June 30, 2020 and December 31, 2019, respectively) and (ii) common stock purchased in the open market by a trustee with funds provided by People’s United and originally intended for awards under the People’s United Financial, Inc. 2007 Recognition and Retention Plan (the “RRP”) (2.6 million shares at both  June 30, 2020 and December 31, 2019). Following shareholder approval of the People’s United Financial, Inc. 2014 Long-Term Incentive Plan in 2014, no new awards may be granted under the RRP.
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

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
Comprehensive Income
Comprehensive income represents the sum of net income and items of “other comprehensive income or loss,” including (on an after-tax basis): (i) net actuarial gains and losses, prior service credits and costs, and transition assets and obligations related to People’s United’s pension and other postretirement plans; (ii) net unrealized gains and losses on debt securities available-for-sale; (iii) net unrealized gains and losses on debt securities transferred to held-to-maturity; and (iv) net unrealized gains and losses on derivatives accounted for as cash flow hedges. People’s United’s total comprehensive income for the three and six months ended June 30, 2020 and 2019 is reported in the Consolidated Statements of Comprehensive Income.
The following is a summary of the changes in the components of accumulated other comprehensive income loss ("AOCL"), which are included in People’s United’s stockholders’ equity on an after-tax basis:

(in millions)	Pension and Other Postretirement Plans	Net Unrealized Gains (Losses) on Debt Securities Available-for-Sale	Net Unrealized Gains (Losses) on Debt Securities Transferred to Held-to-Maturity	Net Unrealized Gains (Losses) on Derivatives Accounted for as Cash Flow Hedges	Total AOCL
Balance at December 31, 2019	$(176.2)	$20.8	$(11.8)	$0.3	$(166.9)
Other comprehensive income before reclassifications	—	90.0	—	(1.7)	88.3
Amounts reclassified from AOCL (1)	3.2	—	2.0	(0.5)	4.7
Current period other comprehensive income	3.2	90.0	2.0	(2.2)	93.0
Balance at June 30, 2020	$(173.0)	$110.8	$(9.8)	$(1.9)	$(73.9)

(in millions)	Pension and Other Postretirement Plans	Net Unrealized Gains (Losses) on Debt Securities Available-for-Sale	Net Unrealized Gains (Losses) on Debt Securities Transferred to Held-to-Maturity	Net Unrealized Gains (Losses) on Derivatives Accounted for as Cash Flow Hedges	Total AOCL
Balance at December 31, 2018	$(192.5)	$(47.0)	$(15.3)	$(2.0)	$(256.8)
Other comprehensive income before reclassifications	—	57.6	—	1.5	59.1
Amounts reclassified from AOCL (1)	2.9	—	1.2	0.6	4.7
Current period other comprehensive income	2.9	57.6	1.2	2.1	63.8
Balance at June 30, 2019	$(189.6)	$10.6	$(14.1)	$0.1	$(193.0)

(1)See the following table for details about these reclassifications.

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
The following is a summary of the amounts reclassified from AOCL:

	Amounts Reclassified from AOCL				Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Details about components of AOCL:
Amortization of pension and other postretirement plans items:
Net actuarial loss	$(2.1)	$(1.4)	$(4.1)	$(2.7)	(1)
	(2.1)	(1.4)	(4.1)	(2.7)	Income before income tax expense
	0.5	0.3	0.9	(0.2)	Income tax expense
	(1.6)	(1.1)	(3.2)	(2.9)	Net income
Reclassification adjustment for net realized gains (losses) on debt securities available-for-sale	—	—	—	—	Income before income tax expense (2)
	—	—	—	—	Income tax expense
	—	—	—	—	Net income
Amortization of unrealized losses on debt securities transferred to held-to-maturity	(1.4)	(0.8)	(2.7)	(1.6)	Income before income tax expense (3)
	0.4	0.2	0.7	0.4	Income tax expense
	(1.0)	(0.6)	(2.0)	(1.2)	Net income
Amortization of unrealized gains and losses on cash flow hedges:
Interest rate swaps	0.7	(0.4)	0.7	(0.8)	(5)
Interest rate locks (4)	—	—	—	—	(5)
	0.7	(0.4)	0.7	(0.8)	Income before income tax expense
	(0.2)	0.1	(0.2)	0.2	Income tax expense
	0.5	(0.3)	0.5	(0.6)	Net income
Total reclassifications for the period	$(2.1)	$(2.0)	$(4.7)	$(4.7)

(1)Included in the computation of net periodic benefit income (expense) reflected in other non-interest expense (see Note 9 for additional details).
(2)Included in other non-interest income.
(3)Included in interest and dividend income - securities.
(4)Amount reclassified from AOCL totaled less than $0.1 million for all periods.
(5)Included in interest expense - notes and debentures.

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)

NOTE 7. EARNINGS PER COMMON SHARE
The following is an analysis of People’s United’s basic and diluted earnings per common share (“EPS”), reflecting the application of the two-class method, as described below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per common share data)	2020	2019	2020	2019
Net income available to common shareholders	$86.4	$129.7	$213.3	$240.8
Dividends paid on and undistributed earnings allocated to participating securities	—	—	—	(0.1)
Earnings attributable to common shareholders	$86.4	$129.7	$213.3	$240.7
Weighted average common shares outstanding for basic EPS	417.9	391.3	422.5	381.1
Effect of dilutive equity-based awards	2.2	3.3	2.3	3.3
Weighted average common shares and common-equivalent shares for diluted EPS	420.1	394.6	424.8	384.4
EPS:
Basic	$0.21	$0.33	$0.50	$0.63
Diluted	0.21	0.33	0.50	0.63
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
All unallocated ESOP common shares and all common shares accounted for as treasury shares have been excluded from the calculation of basic and diluted EPS. Anti-dilutive equity-based awards totaling 18.4 million shares and 7.1 million shares for the three months ended June 30, 2020 and 2019, respectively, and 17.2 million shares and 7.1 million shares for the six months ended June 30, 2020 and 2019, respectively, have also been excluded from the calculation of diluted EPS.

NOTE 8. GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLE ASSETS
People’s United goodwill totaled $3.07 billion at both June 30, 2020 and December 31, 2019, and was allocated to its operating segments as follows: Commercial Banking ($1.97 billion); Retail Banking ($1.01 billion); and Wealth Management ($88.5 million).
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
All of People’s United’s tax deductible goodwill was created in transactions in which the Company purchased the assets of the target (as opposed to purchasing the issued and outstanding stock of the target). At June 30, 2020 and  December 31, 2019, tax deductible goodwill totaled $128.7 million and $134.4 million, respectively.
People’s United’s other acquisition-related intangible assets totaled $188.2 million and $209.1 million at June 30, 2020 and December 31, 2019, respectively. At June 30, 2020, the carrying amounts of other acquisition-related intangible assets were as follows: core deposit intangible ($111.6 million); trade name intangible ($47.5 million); client relationships intangible ($16.9 million); trust relationships intangible ($6.3 million); insurance relationships intangible ($3.5 million); favorable lease agreements ($2.2 million); and non-compete agreements ($0.2 million).

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
Amortization expense of other acquisition-related intangible assets totaled $10.2 million and $8.0 million for the three months ended June 30, 2020 and 2019, respectively, and $20.9 million and $14.7 million for the six months ended  June 30, 2020 and 2019, respectively. Scheduled amortization expense attributable to other acquisition-related intangible assets for the full-year of 2020 and each of the next five years is as follows: $40.9 million in 2020; $36.1 million in 2021; $31.7 million in 2022; $24.0 million in 2023; $20.3 million in 2024; and $17.3 million in 2025. There were no impairment losses relating to goodwill or other acquisition-related intangible assets recorded in the Consolidated Statements of Income during the six months ended June 30, 2020 and 2019.

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

	Pension Plans		Other Postretirement Plan
Three months ended June 30 (in millions)	2020	2019	2020	2019
Net periodic benefit (income) expense:
Interest cost	$4.9	$5.8	$0.2	$0.1
Expected return on plan assets	(12.4)	(11.5)	—	—
Recognized net actuarial loss	2.0	1.3	0.1	0.1
Settlements	0.9	0.4	—	—
Net periodic benefit (income) expense	$(4.6)	$(4.0)	$0.3	$0.2

	Pension Plans		Other Postretirement Plans
Six months ended June 30 (in millions)	2020	2019	2020	2019
Net periodic benefit (income) expense:
Interest cost	$9.8	$11.4	$0.5	$0.4
Expected return on plan assets	(24.8)	(22.9)	—	—
Recognized net actuarial loss	4.0	2.6	0.1	0.1
Settlements	1.7	1.0	—	—
Net periodic benefit (income) expense	(9.3)	(7.9)	0.6	0.5
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial loss	(4.0)	(2.6)	(0.1)	(0.1)
Total pre-tax changes recognized in other comprehensive income (loss)	(4.0)	(2.6)	(0.1)	(0.1)
Total recognized in net periodic benefit (income) expense and other comprehensive income (loss)	$(13.3)	$(10.5)	$0.5	$0.4
 Employee Stock Ownership Plan
In April 2007, People’s United established an ESOP. At that time, People’s United loaned the ESOP $216.8 million to purchase 10,453,575 shares of People’s United common stock in the open market. In order for the ESOP to repay the loan, People’s United expects to make annual cash contributions of approximately $18.8 million until 2036. Such cash contributions may be reduced by the cash dividends paid on unallocated ESOP shares, which, for the six months ended June 30, 2020, totaled $2.1 million. At June 30, 2020, the loan balance totaled $171.8 million.
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
Shares of People’s United common stock are held by the ESOP and allocated to eligible participants annually based upon a percentage of each participant’s eligible compensation. Since the ESOP was established, a total of 4,704,111 shares of People’s United common stock have been allocated or committed to be released to participants’ accounts. At June 30, 2020, 5,749,464 shares of People’s United common stock, with a fair value of $66.5 million at that date, have not been allocated or committed to be released.

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
Compensation expense related to the ESOP is recognized at an amount equal to the number of common shares committed to be released by the ESOP for allocation to participants’ accounts multiplied by the average fair value of People’s United’s common stock during the reporting period. The difference between the fair value of the shares of People’s United’s common stock committed to be released and the cost of those common shares is recorded as a credit to additional paid-in capital (if fair value exceeds cost) or, to the extent that no such credits remain in additional paid-in capital, as a charge to retained earnings (if fair value is less than cost). Expense recognized for the ESOP totaled $2.2 million and $2.9 million for the six months ended June 30, 2020 and 2019, respectively.

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

NOTE 11. SEGMENT INFORMATION
See “Segment Results” included in Item 2 for segment information for the three and six months ended June 30, 2020 and 2019.

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
The Company’s available-for-sale debt securities are primarily comprised of GSE mortgage-backed securities. The fair value of these securities is based on prices obtained from the independent pricing service. The pricing service uses various techniques to determine pricing for the Company’s mortgage-backed securities, including option pricing and discounted cash flow analysis. The inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, reference data, monthly payment information and collateral performance. At both June 30, 2020 and  December 31, 2019, the entire available-for-sale mortgage-backed securities portfolio was comprised of GSE mortgage-backed and CMO securities with original final maturities ranging from 10 to 40 years. An active market exists for securities that are similar to the Company’s GSE mortgage-backed and CMO securities, making observable inputs readily available.
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

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
The following tables summarize People’s United’s financial instruments that are measured at fair value on a recurring basis:

	Fair Value Measurements Using
As of June 30, 2020 (in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Debt securities available-for-sale:
U.S. Treasury and agency	$745.7	$—	$—	$745.7
GSE mortgage-backed and CMO securities	—	3,334.6	—	3,334.6
Equity securities	5.8	—	—	5.8
Other assets:
Exchange-traded funds	45.1	—	—	45.1
Mutual funds	3.5	—	—	3.5
Interest rate swaps	—	977.4	—	977.4
Interest rate caps	—	3.7	—	3.7
Foreign exchange contracts	—	7.8	—	7.8
Forward commitments to sell residential mortgage loans	—	0.9	—	0.9
Total	$800.1	$4,324.4	$—	$5,124.5
Financial liabilities:
Interest rate swaps	$—	$188.7	$—	$188.7
Interest rate caps	—	3.7	—	3.7
Risk participation agreements	—	0.6	—	0.6
Foreign exchange contracts	—	7.6	—	7.6
Interest rate-lock commitments on residential mortgage loans	—	0.9	—	0.9
Total	$—	$201.5	$—	$201.5

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)

	Fair Value Measurements Using
As of December 31, 2019 (in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Trading debt securities:
U.S. Treasury	$7.1	$—	$—	$7.1
Debt securities available-for-sale:
U.S. Treasury and agency	687.1	—	—	687.1
GSE mortgage-backed and CMO securities	—	2,877.2	—	2,877.2
Equity securities	8.2	—	—	8.2
Other assets:
Exchange-traded funds	47.7	—	—	47.7
Mutual funds	3.3	—	—	3.3
Interest rate swaps	—	337.6	—	337.6
Interest rate caps	—	1.7	—	1.7
Foreign exchange contracts	—	1.2	—	1.2
Forward commitments to sell residential mortgage loans	—	0.5	—	0.5
Total	$753.4	$3,218.2	$—	$3,971.6
Financial liabilities:
Interest rate swaps	$—	$92.1	$—	$92.1
Interest rate caps	—	1.7	—	1.7
Risk participation agreements	—	0.1	—	0.1
Foreign exchange contracts	—	1.8	—	1.8
Interest rate-lock commitments on residential mortgage loans	—	0.5	—	0.5
Total	$—	$96.2	$—	$96.2

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
The following tables summarize People’s United’s assets that are measured at fair value on a non-recurring basis:

	Fair Value Measurements Using
As of June 30, 2020 (in millions)	Level 1	Level 2	Level 3	Total
Loans held-for-sale (1)	$—	$12.2	$—	$12.2
Collateral dependent loans (2)	—	—	38.0	38.0
REO and repossessed assets (3)	—	—	18.4	18.4
Mortgage servicing rights (4)	—	—	5.9	5.9
Total	$—	$12.2	$62.3	$74.5

	Fair Value Measurements Using
As of December 31, 2019 (in millions)	Level 1	Level 2	Level 3	Total
Loans held-for-sale:
Commercial	$—	$—	$157.9	$157.9
Other consumer	—	—	333.7	333.7
Residential (1)	—	19.7	—	19.7
Impaired loans (5)	—	—	61.9	61.9
REO and repossessed assets (3)	—	—	23.4	23.4
Mortgage servicing rights	—	—	10.6	10.6
Total	$—	$19.7	$587.5	$607.2

(1)Consists of residential mortgage loans; no fair value adjustments were recorded for the six months ended June 30, 2020 and 2019.
(2)Represents the recorded investment in collateral-dependent loans with a related ACL totaling $11.6 million measured in accordance with applicable accounting guidance at June 30, 2020. The provision for credit losses on collateral dependent loans totaled $5.5 million for the six months ended June 30, 2020.
(3)Represents: (i) $7.3 million of commercial REO; (ii) $4.9 million of residential REO; and (iii) $6.2 million of repossessed assets at June 30, 2020. Charge-offs to the ACL related to loans that were transferred to REO or repossessed assets totaled $2.7 million and $1.0 million for the six months ended June 30, 2020 and 2019, respectively. Write downs and net (gains) loss on sale of foreclosed/repossessed assets charged to non-interest expense totaled $1.2 million and $0.2 million for the same periods.
(4)Fair value adjustments in the form of write-downs totaling $4.7 million were recorded for the six months ended  June 30, 2020.
(5)Represents the recorded investment in impaired loans with a related ACL measured in accordance with applicable accounting guidance. The provision for credit losses on impaired loans totaled $5.5 million for the six months ended June 30, 2019.

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)

Financial Assets and Financial Liabilities Not Measured At Fair Value
The following tables summarize the carrying amounts, estimated fair values and placement in the fair value hierarchy of People’s United’s financial instruments that are not measured at fair value either on a recurring or non-recurring basis:

	Carrying Amount	Estimated Fair Value Measurements Using
As of June 30, 2020 (in millions)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$491.9	$491.9	$—	$—	$491.9
Short-term investments	987.4	—	987.4	—	987.4
Debt securities held-to-maturity, net	3,848.6	—	4,105.8	1.5	4,107.3
FHLB and FRB stock	298.3	—	298.3	—	298.3
Total loans, net (1)	44,999.5	—	9,642.9	36,113.2	45,756.1
Financial liabilities:
Time deposits	7,574.4	—	7,643.9	—	7,643.9
Other deposits	42,359.9	—	42,359.9	—	42,359.9
FHLB advances	1,289.7	—	1,290.6	—	1,290.6
Federal funds purchased	150.0	—	150.0	—	150.0
Customer repurchase agreements	342.1	—	342.1	—	342.1
Notes and debentures	1,014.5	—	1,020.7	—	1,020.7

	Carrying Amount	Estimated Fair Value Measurements Using
As of December 31, 2019 (in millions)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$484.2	$484.2	$—	$—	$484.2
Short-term investments	316.8	—	316.8	—	316.8
Debt securities held-to-maturity	3,869.2	—	4,018.5	1.5	4,020.0
FHLB and FRB stock	341.1	—	341.1	—	341.1
Total loans, net (1)	43,287.6	—	10,072.1	33,282.9	43,355.0
Financial liabilities:
Time deposits	9,205.5	—	9,218.1	—	9,218.1
Other deposits	34,384.0	—	34,384.0	—	34,384.0
FHLB advances	3,125.4	—	3,125.5	—	3,125.5
Federal funds purchased	1,620.0	—	1,620.0	—	1,620.0
Customer repurchase agreements	409.1	—	409.1	—	409.1
Notes and debentures	993.1	—	1,021.3	—	1,021.3

(1)Excludes collateral dependent loans totaling $38.0 million at June 30, 2020 and impaired loans totaling $61.9 million at December 31, 2019, both measured at fair value on a non-recurring basis.

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
Certain of People’s United’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of master netting arrangements and posted collateral). There were no derivative instruments with such credit-related contingent features that were in a net liability position at June 30, 2020.
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

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
The table below provides a summary of the notional amounts and fair values (presented on a gross basis) of derivatives outstanding:

				Fair Values (1)
		Notional Amounts		Assets		Liabilities
(in millions)	Type of Hedge	June 30, 2020	Dec 31, 2019	June 30, 2020	Dec 31, 2019	June 30, 2020	Dec 31, 2019
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$9,222.8	$8,847.7	$953.6	$320.5	$—	$13.9
Institutional counterparties	N/A	9,226.2	8,851.8	23.8	17.1	188.7	78.2
Interest rate caps:
Commercial customers	N/A	241.5	246.0	3.7	1.6	—	0.1
Institutional counterparties	N/A	241.5	246.0	—	0.1	3.7	1.6
Risk participation agreements	N/A	936.5	882.8	—	—	0.6	0.1
Foreign exchange contracts	N/A	208.1	180.4	7.8	1.2	7.6	1.8
Forward commitments to sell residential mortgage loans	N/A	29.8	23.3	0.9	0.5	—	—
Interest rate-lock commitments on residential mortgage loans	N/A	36.0	33.6	—	—	0.9	0.5
Total				989.8	341.0	201.5	96.2
Derivatives Designated as Hedging Instruments:
Interest rate swaps:
FHLB advances	Cash flow	550.0	—	—	—	—	—
Subordinated notes	Fair value	375.0	375.0	—	—	—	—
Loans	Cash flow	210.0	210.0	—	—	—	—
Total				—	—	—	—
Total fair value of derivatives				$989.8	$341.0	$201.5	$96.2

(1)Assets are recorded in other assets and liabilities are recorded in other liabilities.

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
The following table summarizes the impact of People’s United’s derivatives on pre-tax income and AOCL:

	Type of Hedge	Amount of Pre-Tax Gain (Loss) Recognized in Earnings (1)		Amount of Pre-Tax Gain (Loss) Recognized in AOCL
Six months ended June 30 (in millions)		2020	2019	2020	2019
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$700.3	$320.4	$—	$—
Institutional counterparties	N/A	(688.6)	(310.9)	—	—
Interest rate caps:
Commercial customers	N/A	2.1	2.6	—	—
Institutional counterparties	N/A	(2.1)	(2.7)	—	—
Foreign exchange contracts	N/A	0.4	0.4	—	—
Risk participation agreements	N/A	(0.4)	0.7	—	—
Forward commitments to sell residential mortgage loans	N/A	0.4	—	—	—
Interest rate-lock commitments on residential mortgage loans	N/A	(0.4)	(0.1)	—	—
Total		11.7	10.4	—	—
Derivatives Designated as Hedging Instruments:
Interest rate swaps	Fair value	1.4	(0.4)	—	—
Interest rate swaps	Cash flow	0.7	(0.8)	(2.2)	2.0
Interest rate locks (2)	Cash flow	—	—	—	—
Total		2.1	(1.2)	(2.2)	2.0
Total		$13.8	$9.2	$(2.2)	$2.0

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
The Chicago Mercantile Exchange (“CME”) legally characterizes variation margin payments for over-the-counter derivatives that clear as settlements rather than collateral. Accordingly, the Company’s accounting policies classify, for accounting and presentation purposes, variation margin payments deemed to be legal settlements as a single unit of account with the related derivative(s). At both June 30, 2020 and December 31, 2019, this presentation impacted one of the Company’s institutional counterparties. As such, People’s United has, subject to the corresponding enforceable master netting arrangement, netted the institutional counterparty’s CME derivative position and offset the counterparty’s variation margin payments in the Consolidated Statement of Condition as of both dates.
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

	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Gross Amounts Not Offset
				Financial Instruments		Net Amount
As of June 30, 2020 (in millions)					Collateral
Financial assets:
Interest rate swaps:
Counterparty A	$—	$—	$—	$—	$—	$—
Counterparty B	—	—	—	—	—	—
Counterparty C	—	—	—	—	—	—
Counterparty D	—	—	—	—	—	—
Counterparty E	23.8	—	23.8	—	—	23.8
Other counterparties	—	—	—	—	—	—
Foreign exchange contracts	7.8	—	7.8	—	—	7.8
Total	$31.6	$—	$31.6	$—	$—	$31.6
Financial liabilities:
Interest rate swaps:
Counterparty A	$6.7	$—	$6.7	$—	$(6.7)	$—
Counterparty B	9.3	—	9.3	—	(9.3)	—
Counterparty C	67.4	—	67.4	—	(67.4)	—
Counterparty D	25.2	—	25.2	—	(21.6)	3.6
Counterparty E	—	—	—	—	—	—
Other counterparties	83.8	—	83.8	—	(83.8)	—
Foreign exchange contracts	7.6	—	7.6	—	—	7.6
Total	$200.0	$—	$200.0	$—	$(188.8)	$11.2

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)

	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Gross Amounts Not Offset
				Financial Instruments		Net Amount
As of December 31, 2019 (in millions)					Collateral
Financial assets:
Interest rate swaps:
Counterparty A	$0.2	$—	$0.2	$(0.2)	$—	$—
Counterparty B	0.1	—	0.1	(0.1)	—	—
Counterparty C	0.4	—	0.4	(0.4)	—	—
Counterparty D	0.1	—	0.1	(0.1)	—	—
Counterparty E	15.3	—	15.3	—	—	15.3
Other counterparties	1.1	—	1.1	(1.1)	—	—
Foreign exchange contracts	1.2	—	1.2	—	—	1.2
Total	$18.4	$—	$18.4	$(1.9)	$—	$16.5
Financial liabilities:
Interest rate swaps:
Counterparty A	$2.3	$—	$2.3	$(0.2)	$(2.1)	$—
Counterparty B	5.5	—	5.5	(0.1)	(5.4)	—
Counterparty C	28.2	—	28.2	(0.4)	(27.8)	—
Counterparty D	10.9	—	10.9	(0.1)	(10.8)	—
Counterparty E	—	—	—	—	—	—
Other counterparties	32.9	—	32.9	(1.1)	(31.8)	—
Foreign exchange contracts	1.8	—	1.8	—	—	1.8
Total	$81.6	$—	$81.6	$(1.9)	$(77.9)	$1.8
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
The following tables show the extent to which assets and liabilities exchanged under resale and repurchase agreements have been offset in the Consolidated Statements of Condition. These agreements: (i) are entered into simultaneously with the same financial institution counterparty; (ii) have the same principal amounts and inception/maturity dates; and (iii) are subject to a master netting arrangement that contains a conditional right of offset upon default. At June 30, 2020 and  December 31, 2019, the Company posted as collateral marketable securities with fair values of $258.8 million and $462.4 million, respectively, and, in turn, accepted as collateral cash and marketable securities with fair values of $252.5 million and $457.5 million, respectively.

As of June 30, 2020 (in millions)	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented
Total resale agreements	$250.0	$(250.0)	$—
Total repurchase agreements	$250.0	$(250.0)	$—

As of December 31, 2019 (in millions)	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented
Total resale agreements	$450.0	$(450.0)	$—
Total repurchase agreements	$450.0	$(450.0)	$—

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
•the establishment of an ACL on debt securities held-to-maturity of $2 million; and
•a decrease in retained earnings of $46 million, net of tax.
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
The adjustments noted above served to reduce regulatory capital ratios for both the Holding Company and the Bank by approximately 10 basis points. In December 2018, the Federal banking agencies approved a final rule allowing an option to phase-in, over three years, the day one regulatory capital effects of the standard. In March 2020, the Federal banking agencies issued an interim final rule providing an alternative option to delay, for two years, an estimate of the standard’s effect on regulatory capital (relative to incurred loss methodology's effect on regulatory capital), followed by a three-year transition period. The Company has elected the alternative option provided in the March 2020 interim final rule.
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

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
Simplifying the Test for Goodwill Impairment
In January 2017, the FASB amended its standards with respect to goodwill, simplifying how an entity is required to conduct the impairment assessment by eliminating Step 2, which required a hypothetical purchase price allocation, from the goodwill impairment test. Instead, goodwill impairment will now be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. An entity will still have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. For public business entities, this new guidance is effective in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (January 1, 2020 for People’s United) and is to be applied prospectively. Early adoption is permitted for any impairment tests performed after January 1, 2017. This amendment, which the Company elected to early adopt effective January 1, 2018, did not impact the Company’s Consolidated Financial Statements as of and for the period ended June 30, 2020.
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

Recent Developments
On March 11, 2020, the World Health Organization declared the outbreak of a strain of novel coronavirus disease (“COVID-19”) a global pandemic. Economic activity in many countries, including the United States, began to deteriorate rapidly as the COVID-19 pandemic spread across the globe. In the United States, which has been operating under a presidentially-declared national emergency since March 13, 2020, the COVID-19 pandemic continues to cause severe disruption to the capital markets as well as business and economic activity. Since March, individual municipalities and entire states adopted travel and work location restrictions, social distancing requirements, and in some cases, shelter-in-place protocols in order to slow the spread of the virus. These measures resulted in the closure of many schools, stores, offices, restaurants and manufacturing facilities, causing a decline in spending and an increase in layoffs. While some re-opening measures have been initiated on a limited scale, negative trends in both U.S. Gross Domestic Product ("GDP") and unemployment are expected to persist throughout 2020.
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

Critical Accounting Estimates
Determining the allowance for credit losses ("ACL") on loans has historically been identified as a critical accounting estimate. On January 1, 2020, the Company adopted new accounting guidance, which requires entities to estimate and recognize an allowance for lifetime expected credit losses for loans and other financial assets measured at amortized cost (the "CECL standard"). Previously, an ACL on loans was recognized based on probable incurred losses. See Note 4, "Allowance for Credit Losses" in the accompanying Consolidated Financial Statements for further discussion of the Company’s accounting policies and methodologies for establishing the ACL and the liability for off-balance-sheet commitments beginning in 2020.
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
As discussed further in Note 4, "Allowance for Credit Losses” in the accompanying Consolidated Financial Statements, as a result of the deterioration in economic conditions caused by the spread of the COVID-19 pandemic during the first half of 2020, and the corresponding increase in economic uncertainty, four forward-looking economic scenarios, each reflecting the effects of the COVID-19 pandemic as well as the United States’ monetary and fiscal response, were utilized for purposes of estimating expected credit losses at June 30, 2020. Each scenario was assigned a weighting with the majority of the weighting placed on the Baseline scenario and lower weights placed on each of the Upside, Downside and Severe Downside scenarios. The weighting assigned by management was deemed to represent a reasonable view of the economic outlook for purposes of estimating lifetime expected credit losses based on available information at that date. As a result of the unprecedented economic uncertainty resulting from the COVID-19 pandemic, the Company’s future loss estimates may vary considerably as a result of (i) changes in the economy compared to management’s June 30, 2020 assumptions; (ii) the magnitude of the pandemic; and  (iii) the impact of the United States’ monetary and fiscal response.

Selected Consolidated Financial Information

	Three Months Ended			Six Months Ended
(dollars in millions, except per common share data)	June 30, 2020	Mar. 31, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Earnings Data:
Net interest income (fully taxable equivalent)	$413.0	$403.7	$355.4	$816.7	$695.4
Net interest income	405.6	396.0	348.1	801.6	680.9
Provision for credit losses (1)	80.8	33.5	7.6	114.3	13.2
Non-interest income	89.6	123.8	106.3	213.4	200.9
Non-interest expense (2)	304.0	320.1	278.4	624.1	555.6
Income before income tax expense	110.4	166.2	168.4	276.6	313.0
Net income	89.9	130.4	133.2	220.3	247.8
Net income available to common shareholders (2)	86.4	126.9	129.7	213.3	240.8

Selected Statistical Data:
Net interest margin (3)	3.05%	3.12%	3.12%	3.08%	3.15%
Return on average assets (2),(3)	0.58	0.89	1.04	0.73	1.00
Return on average common equity (3)	4.6	6.7	7.7	5.7	7.4
Return on average tangible common equity (2),(3)	8.1	11.6	14.1	10.0	13.5
Efficiency ratio (2)	53.5	54.0	55.8	53.7	56.6

Common Share Data:
Earnings per common share:
Basic	$0.21	$0.30	$0.33	$0.50	$0.63
Diluted (2)	0.21	0.30	0.33	0.50	0.63
Dividends paid per common share	0.1800	0.1775	0.1775	0.3575	0.3525
Common dividend payout ratio (2)	87.4%	60.9%	53.8%	71.7%	56.0%
Book value per common share (end of period)	$17.95	$17.87	$17.34	$17.95	$17.34
Tangible book value per common share (end of period) (2)	10.18	10.07	9.51	10.18	9.51
Stock price:
High	13.99	17.00	17.66	17.00	18.03
Low	9.37	10.40	15.24	9.37	14.25
Close (end of period)	11.57	11.05	16.78	11.57	16.78

(1)Provision for credit losses in 2020 reflects the application of the CECL standard as well as the impact of COVID-19.
(2)See Non-GAAP Financial Measures and Reconciliation to GAAP.
(3)Annualized.

	As of and for the Three Months Ended
(dollars in millions)	June 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019
Financial Condition Data:
Total assets	$61,510	$60,433	$58,590	$52,072	$51,622
Loans	45,452	44,284	43,596	38,781	38,557
Securities	8,233	8,552	7,790	7,135	7,086
Short-term investments	987	744	317	158	275
Allowance for credit losses (1)	414	342	247	246	244
Goodwill and other acquisition-related intangible assets	3,254	3,264	3,275	3,065	3,073
Deposits	49,934	44,741	43,590	38,574	39,467
Borrowings	1,782	5,911	5,155	4,629	3,400
Notes and debentures	1,015	1,013	993	916	912
Stockholders’ equity	7,763	7,726	7,947	7,131	7,046
Total risk-weighted assets:
People’s United	45,932	46,408	45,243	39,794	39,026
People’s United Bank, National Association	45,890	46,397	45,210	39,742	38,976
Non-accrual loans	296	240	224	176	198
Net loan charge-offs	8.5	10.6	6.7	5.8	4.5
Average Balances:
Loans	$45,153	$43,460	$42,006	$38,317	$38,229
Securities (2)	8,240	8,022	7,372	7,041	7,147
Short-term investments	774	290	294	219	214
Total earning assets	54,168	51,772	49,673	45,577	45,591
Total assets	61,841	58,604	56,130	51,524	51,088
Deposits	48,447	44,163	42,195	38,657	39,211
Borrowings	2,912	4,353	4,146	3,855	3,146
Notes and debentures	1,014	1,000	974	914	904
Total funding liabilities	52,372	49,515	47,314	43,427	43,261
Stockholders’ equity	7,757	7,804	7,654	7,079	6,978
Ratios:
Net loan charge-offs to average total loans (annualized)	0.08%	0.10%	0.06%	0.06%	0.05%
Non-performing assets to total loans, real estate owned and repossessed assets (1)	0.69	0.59	0.57	0.52	0.55
Allowance for credit losses to: (1)
Total loans	0.91	0.77	0.57	0.63	0.63
Non-accrual loans	139.8	142.2	110.0	139.5	122.9
Average stockholders’ equity to average total assets	12.5	13.3	13.6	13.7	13.7
Stockholders’ equity to total assets	12.6	12.8	13.6	13.7	13.6
Tangible common equity to tangible assets (3)	7.3	7.4	8.0	7.8	7.7
Total risk-based capital:
People’s United	11.8	11.3	12.0	12.0	12.0
People’s United Bank, National Association	12.2	12.0	12.1	12.2	12.4

(1)Allowance for credit losses and asset quality ratios for 2020 reflect the initial adoption and application of the CECL standard.
(2)Average balances for securities are based on amortized cost.
(3)See Non-GAAP Financial Measures and Reconciliation to GAAP.

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
Pre-provision net revenue is a useful financial measure as it enables an assessment of the Company's ability to generate earnings to cover credit losses through a credit cycle as well as providing an additional basis for comparing the Company's results of operation between periods by isolating the impact of the provision for credit losses, which can vary significantly between periods.
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

The following table summarizes People’s United’s operating non-interest expense and efficiency ratio, as derived from amounts reported in the Consolidated Statements of Income:

	Three Months Ended			Six Months Ended
(dollars in millions)	June 30, 2020	Mar. 31, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Total non-interest expense	$304.0	$320.1	$278.4	$624.1	$555.6
Adjustments to arrive at operating non-interest expense:
Merger-related expenses	(18.5)	(17.9)	(6.5)	(36.4)	(21.5)
Total	(18.5)	(17.9)	(6.5)	(36.4)	(21.5)
Operating non-interest expense	285.5	302.2	271.9	587.7	534.1
Adjustments:
Amortization of other acquisition-related intangible assets	(10.2)	(10.7)	(8.0)	(20.9)	(14.7)
Operating lease expense	(8.8)	(9.8)	(9.9)	(18.6)	(19.3)
Other (1)	(1.9)	(1.9)	(1.4)	(3.8)	(3.2)
Total non-interest expense for efficiency ratio	$264.6	$279.8	$252.6	$544.4	$496.9

Net interest income (FTE basis)	$413.0	$403.7	$355.4	$816.7	$695.4
Total non-interest income	89.6	123.8	106.3	213.4	200.9
Total revenues	502.6	527.5	461.7	1,030.1	896.3
Adjustments:
Operating lease expense	(8.8)	(9.8)	(9.9)	(18.6)	(19.3)
BOLI FTE adjustment	1.0	0.8	0.7	1.8	1.3
Net security gains	—	—	(0.1)	—	(0.1)
Other (2)	—	(0.3)	—	(0.3)	0.3
Total revenues for efficiency ratio	$494.8	$518.2	$452.4	$1,013.0	$878.5
Efficiency ratio	53.5%	54.0%	55.8%	53.6%	56.6%

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
The following table summarizes People's United's pre-provision net revenue, as derived from amounts reported in the Consolidated Statements of Income:

	Three Months Ended			Six Months Ended
(dollars in millions)	June 30, 2020	Mar. 31, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net interest income	$405.6	$396.0	$348.1	$801.6	$680.9
Non-interest income	89.6	123.8	106.3	213.4	200.9
Less: Non-interest expense	(304.0)	(320.1)	(278.4)	(624.1)	(555.6)
Pre-provision net revenue	191.2	199.7	176.0	390.9	326.2
Non-operating expense	18.5	17.9	6.5	36.4	21.5
Operating pre-provision net revenue	$209.7	$217.6	$182.5	$427.3	$347.7

The following table summarizes People’s United’s operating earnings, operating EPS and operating return on average assets:

	Three Months Ended			Six Months Ended
(dollars in millions, except per common share data)	June 30, 2020	Mar. 31, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net income available to common shareholders	$86.4	$126.9	$129.7	$213.3	$240.8
Adjustments to arrive at operating earnings:
Merger-related expenses	18.5	17.9	6.5	36.4	21.5
Total pre-tax adjustments	18.5	17.9	6.5	36.4	21.5
Tax effect	(3.9)	(3.7)	(1.4)	(7.7)	(4.5)
Total adjustments, net of tax	14.6	14.2	5.1	28.7	17.0
Operating earnings	$101.0	$141.1	$134.8	$242.0	$257.8
Diluted EPS, as reported	$0.21	$0.30	$0.33	$0.50	$0.63
Adjustments to arrive at operating EPS:
Merger-related expenses	0.03	0.03	0.01	0.07	0.04
Total adjustments per common share	0.03	0.03	0.01	0.07	0.04
Operating EPS	$0.24	$0.33	$0.34	$0.57	$0.67
Average total assets	$61,841	$58,604	$51,088	$60,223	$49,453
Operating return on average assets (annualized)	0.65%	0.96%	1.06%	0.80%	1.04%
The following tables summarize People’s United’s operating return on average tangible common equity and operating common dividend payout ratio:

	Three Months Ended			Six Months Ended
(dollars in millions)	June 30, 2020	Mar. 31, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Operating earnings	$101.0	$141.1	$134.8	$242.0	$257.8
Average stockholders’ equity	$7,757	$7,804	$6,978	$7,781	$6,771
Less: Average preferred stock	244	244	244	244	244
Average common equity	7,513	7,560	6,734	$7,537	$6,527
Less: Average goodwill and average other acquisition-related intangible assets	3,259	3,269	3,043	3,264	2,972
Average tangible common equity	$4,254	$4,291	$3,691	$4,273	$3,555
Operating return on average tangible common equity (annualized)	9.5%	13.2%	14.6%	11.3%	14.5%

	Three Months Ended			Six Months Ended
(dollars in millions)	June 30, 2020	Mar. 31, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Common dividends paid	$75.5	$77.3	$69.8	$152.8	$135.0
Operating earnings	$101.0	$141.1	$134.8	$242.0	$257.8
Operating common dividend payout ratio	74.8%	54.8%	51.8%	63.1%	52.4%

The following tables summarize People’s United’s tangible common equity ratio and tangible book value per common share derived from amounts reported in the Consolidated Statements of Condition:

(dollars in millions)	June 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019
Total stockholders’ equity	$7,763	$7,726	$7,947	$7,131	$7,046
Less: Preferred stock	244	244	244	244	244
Common equity	7,519	7,482	7,703	6,887	6,802
Less: Goodwill and other acquisition-related intangible assets	3,254	3,264	3,275	3,065	3,073
Tangible common equity	$4,265	$4,218	$4,428	$3,822	$3,729
Total assets	$61,510	$60,433	$58,590	$52,072	$51,622
Less: Goodwill and other acquisition-related intangible assets	3,254	3,264	3,275	3,065	3,073
Tangible assets	$58,256	$57,169	$55,315	$49,007	$48,549
Tangible common equity ratio	7.3%	7.4%	8.0%	7.8%	7.7%

(in millions, except per common share data)	June 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019
Tangible common equity	$4,265	$4,218	$4,428	$3,822	$3,729
Common shares issued	533.59	533.47	532.83	487.59	487.35
Less: Shares classified as treasury shares	109.00	109.00	89.17	89.01	89.01
Common shares outstanding	424.59	424.47	443.66	398.58	398.34
Less: Unallocated ESOP shares	5.75	5.84	5.92	6.01	6.10
Common shares	418.84	418.63	437.74	392.57	392.24
Tangible book value per common share	$10.18	$10.07	$10.12	$9.74	$9.51

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
People’s United reported net income of $89.9 million, or $0.21 per diluted common share, for the three months ended June 30, 2020, compared to $133.2 million, or $0.33 per diluted common share, for the year-ago period. Included in the results for the three months ended June 30, 2020 and 2019 are merger-related expenses totaling $18.5 million ($14.6 million after-tax) or $0.03 per common share and $6.5 million ($5.1 million after-tax) or $0.01 per common share, respectively. Compared to the year-ago period, second quarter of 2020 earnings reflect the benefits from recent acquisitions, continued loan and deposit growth, and meaningful cost control, partially offset by an increase in the provision for credit losses.
People’s United’s return on average assets was 0.58% (0.65% on an operating basis) for the three months ended  June 30, 2020 compared to 1.04% (1.06% on an operating basis) for the year-ago period. Return on average tangible common equity was 8.1% (9.5% on an operating basis) for the three months ended June 30, 2020 compared to 14.1% (14.6% on an operating basis) for the year-ago period. Compared to the second quarter of 2019, FTE net interest income increased $57.6 million to $413.0 million and the net interest margin decreased seven basis points to 3.05% (see Net Interest Income).

Net income for the six months ended June 30, 2020 totaled $220.3 million, or $0.50 per diluted common share, compared to $247.8 million, or $0.63 per diluted common share, for the year-ago period. Included in the results for the six months ended June 30, 2020 were merger-related expenses totaling $36.4 million ($28.7 million after-tax) or $0.07 per common share. Included in the results for the six months ended June 30, 2019 were merger-related expenses totaling $21.5 million  ($17.0 million after-tax) or $0.04 per common share. People’s United’s return on average assets was 0.73% (0.80% on an operating basis) for the six months ended June 30, 2020 compared to 1.00% (1.04% on an operating basis) for the year-ago period. Return on average tangible common equity was 10.0% (11.3% on an operating basis) for the six months ended  June 30, 2020 compared to 13.5% (14.5% on an operating basis) for the year-ago period. FTE net interest income totaled $816.7 million for the six months ended June 30, 2020, a $121.3 million increase from the year-ago period and the net interest margin decreased seven basis points to 3.08%.
Average total earning assets increased $8.6 billion compared to the second quarter of 2019, primarily reflecting increases of $6.9 billion in average total loans, $1.1 billion in average securities and $560 million in average short-term investments. Average total funding liabilities increased $9.1 billion compared to the year-ago quarter, reflecting a $9.2 billion increase in average total deposits.
Compared to the year-ago quarter, total non-interest income decreased $16.7 million and total non-interest expense increased $25.6 million. The efficiency ratio was 53.5% for the second quarter of 2020 compared to 55.8% for the year-ago quarter (see Non-Interest Income and Non-Interest Expense).
The provision for credit losses in the second quarter of 2020 totaled $80.8 million, reflecting application of the CECL standard and the impact of COVID-19, compared to $7.6 million in the year-ago quarter. Net loan charge-offs as a percentage of average total loans on an annualized basis were 0.08% in the second quarter of 2020 compared to 0.05% in the year-ago quarter. The ACL was $414.0 million at June 30, 2020, a $167.4 million increase from December 31, 2019. Non-performing assets totaled $314.6 million at June 30, 2020, a $67.1 million increase from December 31, 2019. At June 30, 2020, the ACL as a percentage of total loans was 0.91% and as a percentage of non-accrual loans was 139.8%, compared to 0.57% and 110.0%, respectively, at December 31, 2019 (see Asset Quality).
People’s United’s total stockholders’ equity was $7.8 billion at June 30, 2020 compared to $7.9 billion at  December 31, 2019. Stockholders’ equity as a percentage of total assets was 12.6% and 13.6% at June 30, 2020 and December 31, 2019, respectively. Tangible common equity as a percentage of tangible assets was 7.3% at June 30, 2020 compared to 8.0% at December 31, 2019 (see Stockholders’ Equity and Dividends). People's United's and People's United Bank, National Association (the "Bank's") Total risk-based capital ratios were 11.8% and 12.2%, respectively, at  June 30, 2020, compared to 12.0% and 12.1%, respectively, at December 31, 2019 (see Regulatory Capital Requirements).

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
In light of the economic disruption and uncertainty surrounding the COVID-19 pandemic, the Company qualitatively assessed, as of June 30, 2020, recent potential triggering events that could serve as indicators that the carrying amount of its goodwill is impaired. Based on this evaluation, which also considered the results of the 2019 impairment assessment, the Company concluded that it was not more likely than not that the fair value of any reporting unit was less than its carrying amount at that date.

Segment Performance Summary

Three months ended June 30, 2020	Commercial Banking	Retail Banking	Total Reportable Segments	Treasury	Other	Total Consolidated
(in millions)
Net interest income (loss)	$291.9	$157.4	$449.3	$(31.3)	$(12.4)	$405.6
Provision for credit losses	13.7	2.6	16.3	—	64.5	80.8
Total non-interest income	46.4	39.3	85.7	2.4	1.5	89.6
Total non-interest expense	123.3	155.3	278.6	(1.2)	26.6	304.0
Income (loss) before income tax expense (benefit)	201.3	38.8	240.1	(27.7)	(102.0)	110.4
Income tax expense (benefit)	37.5	7.2	44.7	(5.2)	(19.0)	20.5
Net income (loss)	$163.8	$31.6	$195.4	$(22.5)	$(83.0)	$89.9

Average total assets	$36,732.7	$13,756.4	$50,489.1	$9,719.6	$1,632.7	$61,841.4
Average total liabilities	16,220.2	27,113.8	43,334.0	9,773.1	977.5	54,084.6

Six months ended June 30, 2020	Commercial Banking	Retail Banking	Total Reportable Segments	Treasury	Other	Total Consolidated
(in millions)
Net interest income (loss)	$532.1	$308.7	$840.8	$(23.3)	$(15.9)	$801.6
Provision for loan losses	25.3	4.5	29.8	—	84.5	114.3
Total non-interest income	119.6	88.3	207.9	1.1	4.4	213.4
Total non-interest expense	243.1	322.0	565.1	3.5	55.5	624.1
Income (loss) before income tax expense (benefit)	383.3	70.5	453.8	(25.7)	(151.5)	276.6
Income tax expense (benefit)	76.7	14.0	90.7	(4.8)	(29.6)	56.3
Net income (loss)	$306.6	$56.5	$363.1	$(20.9)	$(121.9)	$220.3

Average total assets	$35,338.8	$13,874.8	$49,213.6	$9,333.3	$1,675.6	$60,222.5
Average total liabilities	15,264.4	26,278.2	41,542.6	10,017.7	881.7	52,442.0

Commercial Banking consists principally of commercial real estate lending, middle market and business banking, equipment financing, and mortgage warehouse and asset-based lending. This segment also provides treasury management services, capital market capabilities and commercial deposit products. Commercial insurance services are provided through People’s United Insurance Agency, Inc.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Net interest income	$291.9	$189.6	$532.1	$376.8
Provision for credit losses	13.7	10.8	25.3	21.3
Total non-interest income	46.4	52.1	119.6	98.2
Total non-interest expense	123.3	111.1	243.1	218.5
Income before income tax expense	201.3	119.8	383.3	235.2
Income tax expense	37.5	25.0	76.7	49.0
Net income	$163.8	$94.8	$306.6	$186.2

Average total assets	$36,732.7	$29,046.0	$35,338.8	$28,258.6
Average total liabilities	16,220.2	10,814.6	15,264.4	10,557.3
Commercial Banking net income increased $69.0 million for the three months ended June 30, 2020 compared to the  year-ago period, reflecting an increase in net interest income, partially offset by a decrease in non-interest income and an increase in non-interest expense. The $102.3 million increase in net interest income primarily reflects the benefits from a decrease in net FTP funding charges, an increase in average commercial loans and leases and a decrease in interest expense, partially offset by the adverse effect of a decline in loan yields. Non-interest income for the three months ended June 30, 2020 decreased $5.7 million compared to the year-ago period, primarily reflecting decreases in net customer interest rate swap income and operating lease income. The $12.2 million increase in non-interest expense in the second quarter of 2020 compared to the year-ago period reflects a higher level of allocated expenses, partially offset by a lower level of direct expenses. Compared to the second quarter of 2019, average total assets increased $7.7 billion, primarily reflecting loans and leases acquired in connection with acquisitions as well as organic loan growth and Paycheck Protection Program ("PPP") loans. Average total liabilities increased $5.4 billion, primarily reflecting organic deposit growth and deposits assumed in connection with acquisitions.

Retail Banking includes, as its principal business lines, consumer lending (including residential mortgage and home equity lending) and consumer deposit products. This segment also provides brokerage, financial advisory services, investment management services and life insurance through People's Securities, Inc., investment advisory services and financial management and planning services through People's United Advisors, Inc. and non-institutional trust services.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Net interest income	$157.4	$138.9	$308.7	$268.5
Provision for credit losses	2.6	2.4	4.5	4.4
Total non-interest income	39.3	49.1	88.3	94.5
Total non-interest expense	155.3	149.2	322.0	295.7
Income before income tax expense	38.8	36.4	70.5	62.9
Income tax expense	7.2	7.6	14.0	13.1
Net income	$31.6	$28.8	$56.5	$49.8

Average total assets	$13,756.4	$12,878.7	$13,874.8	$11,991.7
Average total liabilities	27,113.8	23,802.0	26,278.2	22,942.4
Retail Banking net income increased $2.8 million for the three months ended June 30, 2020 compared to the year-ago period, reflecting an increase in net interest income, partially offset by a decrease in non-interest income and an increase in  non-interest expense. The $18.5 million increase in net interest income primarily reflects the benefits from higher net FTP funding credits, a decrease in interest expense and an increase in average residential mortgage loans, partially offset by the adverse effect of a decline in loan yields. Non-interest income for the three months ended June 30, 2020 decreased $9.8 million compared to the year-ago period, decreases in bank service charges and investment management fees, partially offset by an increase in net gains on sales of residential loans. The $6.1 million increase in non-interest expense in the second quarter of 2020 compared to the year-ago period reflects a higher level of allocated expenses, partially offset by a lower level of direct expenses. Compared to the second quarter of 2019, average total assets increased $0.9 billion, primarily reflecting loans acquired in connection with acquisitions. Average total liabilities increased $3.3 billion, primarily reflecting organic deposit growth and deposits assumed in connection with acquisitions.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Net interest income (loss)	$(31.3)	$20.8	$(23.3)	$43.7
Total non-interest income	2.4	4.0	1.1	6.3
Total non-interest expense	(1.2)	4.4	3.5	8.9
Income (loss) before income tax expense (benefit)	(27.7)	20.4	(25.7)	41.1
Income tax expense (benefit)	(5.2)	4.2	(4.8)	8.5
Net income (loss)	$(22.5)	$16.2	$(20.9)	$32.6

Average total assets	$9,719.6	$7,786.1	$9,333.3	$7,834.0
Average total liabilities	9,773.1	8,846.2	10,017.7	8,512.7
Treasury net loss for the three months ended June 30, 2020 compared to net income in the year-ago period reflects a decrease in net interest income. The $52.1 million decrease in net interest income primarily reflects an increase in net FTP funding charges, partially offset by a decrease in interest expense and an increase in securities income. Compared to the second quarter of 2019, average total assets increased $1.9 billion, primarily reflecting an increase in securities, and average total liabilities increased $0.9 billion, reflecting increases in deposits and borrowings.

Other includes the residual financial impact from the allocation of revenues and expenses (including the provision for credit losses) and certain revenues and expenses not attributable to a particular segment; assets and liabilities not attributable to a particular segment; reversal of the FTE adjustment since net interest income for each segment is presented on an FTE basis; and the FTP impact from excess capital. The provision for credit losses in 2020 reflects the application of the CECL standard as well as the impact of COVID-19. Included in non-interest expense for the three and six months ended June 30, 2020 are merger-related expenses totaling $18.5 million and $36.4 million, respectively. Included in non-interest expense for both the three and six months ended June 30, 2019 are merger related expenses totaling $6.5 million and $21.5 million, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Net interest loss	$(12.4)	$(1.2)	$(15.9)	$(8.1)
Provision for credit losses	64.5	(5.6)	84.5	(12.5)
Total non-interest income	1.5	1.1	4.4	1.9
Total non-interest expense	26.6	13.7	55.5	32.5
Loss before income tax benefit	(102.0)	(8.2)	(151.5)	(26.2)
Income tax benefit	(19.0)	(1.6)	(29.6)	(5.4)
Net loss	$(83.0)	$(6.6)	$(121.9)	$(20.8)

Average total assets	$1,632.7	$1,376.7	$1,675.6	$1,368.6
Average total liabilities	977.5	646.6	881.7	669.1

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
In March 2020, the FOMC lowered the target range for the federal funds rate twice by a total of 150 basis points (see Recent Developments), bringing the current target range to between 0.00% and 0.25%. In 2019, the FOMC lowered the target range three times by a total of 75 basis points. Previously, the FOMC raised the target range four times during 2018 by a total of 100 basis points. For the second quarter of 2020, the average effective federal funds rate was 0.06%.
The net interest margin was 3.05% in the second quarter of 2020, compared to 3.12% in both the first quarter of 2020 and second quarter of 2019. As compared to the first quarter of 2020, the decrease in the net interest margin reflects lower yields on the loan portfolio, partially offset from the benefit of lower funding costs.
Second Quarter 2020 Compared to Second Quarter 2019
FTE net interest income increased $57.6 million compared to the second quarter of 2019, reflecting a $15.1 million decrease in total interest and dividend income, which was more than offset by a $72.7 million decrease in total interest expense, and the net interest margin decreased seven basis points to 3.05%.
Average total earning assets were $54.2 billion in the second quarter of 2020, an $8.6 billion increase from the second quarter of 2019, primarily reflecting increases of $6.9 billion in average total loans, $1.1 billion in average securities and $560 million in average short-term investments. The average total commercial loan, average home equity and average residential mortgage loan portfolios increased $6.5 billion, $196 million and $149 million, respectively, compared to the  year-ago period, reflecting loans and leases acquired in connection with acquisitions as well as organic growth.
Average total loans, average securities and average short-term investments comprised 83%, 15% and 2%, respectively, of average total earning assets in the second quarter of 2020, compared to 84%, 15% and 1%, respectively, in the second quarter of 2019. In the current quarter, the yield earned on the total loan portfolio was 3.63% and the yield earned on securities and short-term investments was 2.44%, compared to 4.48% and 2.83%, respectively, in the year-ago period. At both June 30, 2020 and December 31, 2019, approximately 44% of the Company’s loan portfolio was comprised of Prime Rate and LIBOR-based floating rate loans.

Average total funding liabilities were $52.4 billion in the second quarter of 2020, a $9.1 billion increase from the  year-ago period, reflecting a $9.2 billion increase in average total deposits. The increase in average total deposits reflects organic growth as well as deposits assumed in connection with acquisitions. Excluding brokered deposits, average non-interest bearing deposits, average savings, interest-bearing checking and money market deposits and average time deposits increased $4.2 billion, $4.0 billion and $123 million, respectively. Average total deposits comprised 93% and 91% of average total funding liabilities in the second quarters of 2020 and 2019, respectively.
The 75 basis point decrease to 0.40% in the rate paid on average total funding liabilities in the second quarter of 2020 compared to 2019 primarily reflects the decreases in the target federal funds rate discussed above. The rate paid on average total deposits decreased 65 basis points, reflecting decreases of 78 basis points in savings, interest-bearing checking and money market deposits and 69 basis points in time deposits, partially offset by the benefit from a $4.2 billion increase in non-interest bearing deposits. Average savings, interest-bearing checking and money market deposits and average time deposits comprised 57% and 17%, respectively, of average total deposits in the second quarter of 2020 compared to 57% and 21%, respectively, in the comparable 2019 period.
Second Quarter 2020 Compared to First Quarter 2020
FTE net interest income increased $9.3 million compared to the2 first quarter of 2020, reflecting a $41.8 million decrease in total interest and dividend income, which was more than offset by a $51.1 million decrease in total interest expense. The net interest margin decreased seven basis points to 3.05%, reflecting (i) lower yields on the loan portfolio, which reduced the net interest margin by 40 basis points and (ii) lower yields on the securities portfolio, which reduced the net interest margin by seven basis points, partially offset by lower rates on deposits and borrowings, which benefited the net interest margin by  29 basis points and 11 basis points, respectively. Interest income in the second quarter of 2020 includes fees totaling  $9.4 million recognized in connection with the Company's role in originating loans under the PPP. Fees earned as a participating PPP lender are deferred and recognized over the earlier of the life of the related loans or until forgiven by the Small Business Administration ("SBA").
Average total earning assets increased $2.4 billion from the first quarter of 2020, reflecting increases of $1.7 billion in average total loans, $484 million in average short-term investments and $219 million in average securities. In the second quarter of 2020, the average total commercial loan portfolio increased $2.4 billion, while the average residential loan portfolio decreased $415 million and the average home equity portfolio decreased $122 million. Within commercial loans, the commercial and industrial portfolio increased $3.0 billion (PPP loans averaged $1.8 billion) while the commercial real estate portfolio decreased $620 million.
Average total funding liabilities increased $2.9 billion from the first quarter of 2020, primarily reflecting an increase of $4.3 billion in average total deposits, partially offset by a $1.4 billion decrease in average total borrowings.
The following tables present average balance sheets, FTE-basis interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended June 30, 2020, March 31, 2020 and June 30, 2019, and the  six months ended June 30, 2020 and 2019. The average balances are principally daily averages and, for loans, include both performing and non-performing balances. Interest income on loans includes the effect of deferred loan fees and costs accounted for as yield adjustments, but does not include interest on loans for which People’s United has ceased to accrue interest. Premium amortization and discount accretion (including amounts attributable to purchase accounting adjustments) are also included in the respective interest income and interest expense amounts. The impact of People’s United’s use of derivative instruments in managing IRR is also reflected in the tables, classified according to the instrument hedged and the related risk management objective.

Average Balance Sheet, Interest and Yield/Rate Analysis (1)

	June 30, 2020			March 31, 2020			June 30, 2019
Three months ended (dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Short-term investments	$774.0	$0.2	0.14%	$289.8	$2.0	2.70%	$214.1	$1.2	2.21%
Securities (2)	8,240.4	54.8	2.66	8,021.8	56.0	2.80	7,147.1	50.8	2.85
Loans:
Commercial real estate (3)	14,095.2	122.4	3.48	14,715.3	149.6	4.07	12,323.2	139.9	4.54
Commercial and industrial (3)	13,895.6	114.8	3.30	10,866.6	109.8	4.04	9,638.2	114.1	4.74
Equipment financing	4,933.8	67.6	5.48	4,915.6	68.2	5.55	4,510.8	62.8	5.56
Residential mortgage	9,821.4	85.1	3.46	10,236.3	90.5	3.54	9,672.6	85.6	3.54
Home equity and other consumer	2,407.1	20.1	3.34	2,726.1	30.7	4.51	2,084.6	25.7	4.94
Total loans	45,153.1	410.0	3.63	43,459.9	448.8	4.13	38,229.4	428.1	4.48
Total earning assets	54,167.5	$465.0	3.43%	51,771.5	$506.8	3.92%	45,590.6	$480.1	4.21%
Other assets	7,673.9			6,832.2			5,496.9
Total assets	$61,841.4			$58,603.7			$51,087.5
Liabilities and stockholders’ equity:
Deposits:
Non-interest-bearing	$12,852.8	$—	—%	$10,077.8	$—	—%	$8,605.6	$—	—%
Savings, interest-bearing checking and money market	27,402.5	17.0	0.25	24,940.7	44.1	0.71	22,341.3	57.4	1.03
Time	8,191.4	24.7	1.21	9,144.6	34.8	1.52	8,263.8	39.2	1.90
Total deposits	48,446.7	41.7	0.34	44,163.1	78.9	0.71	39,210.7	96.6	0.99
Borrowings:
Federal Home Loan Bank advances	1,858.8	1.5	0.32	2,430.6	9.8	1.61	1,844.0	12.2	2.64
Federal funds purchased	695.5	0.3	0.15	1,593.9	5.1	1.28	1,057.8	6.7	2.53
Customer repurchase agreements	357.2	0.2	0.24	328.0	0.5	0.67	240.0	0.4	0.77
Other borrowings	—	—	—	—	—	—	4.3	—	0.64
Total borrowings	2,911.5	2.0	0.27	4,352.5	15.4	1.42	3,146.1	19.3	2.46
Notes and debentures	1,013.8	8.3	3.29	999.5	8.8	3.51	903.8	8.8	3.89
Total funding liabilities	52,372.0	$52.0	0.40%	49,515.1	$103.1	0.83%	43,260.6	$124.7	1.15%
Other liabilities	1,712.6			1,284.3			848.8
Total liabilities	54,084.6			50,799.4			44,109.4
Stockholders’ equity	7,756.8			7,804.3			6,978.1
Total liabilities and stockholders’ equity	$61,841.4			$58,603.7			$51,087.5
Net interest income/spread (4)		$413.0	3.03%		$403.7	3.09%		$355.4	3.06%
Net interest margin			3.05%			3.12%			3.12%
(1)Average yields earned and rates paid are annualized.
(2)Average balances and yields for securities are based on amortized cost.
(3)In connection with the United Bank core system conversion in April 2020, approximately $400 million of loans secured by  owner-occupied commercial properties were prospectively reclassified from commercial real estate loans to commercial and industrial loans. Prior period interest income amounts were not restated to conform to the current presentation.
(4)The FTE adjustment was $7.4 million, $7.7 million and $7.3 million for the three months ended June 30, 2020, March 31, 2020 and June 30, 2019, respectively.

	June 30, 2020			June 30, 2019
Six months ended (dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Short-term investments	$531.9	$2.2	0.84%	$208.5	$2.5	2.40%
Securities (2)	8,131.1	110.8	2.73	7,228.4	103.2	2.86
Loans:
Commercial real estate	14,405.2	272.0	3.78	11,957.8	272.6	4.56
Commercial and industrial	12,381.1	224.6	3.63	9,307.9	220.6	4.74
Equipment financing	4,924.7	135.8	5.51	4,434.7	121.8	5.49
Residential mortgage	10,028.9	175.6	3.50	8,917.3	156.5	3.51
Home equity and other consumer	2,566.6	50.8	3.96	2,029.0	50.6	4.99
Total loans	44,306.5	858.8	3.88	36,646.7	822.1	4.49
Total earning assets	52,969.5	$971.8	3.67%	44,083.6	$927.8	4.21%
Other assets	7,253.0			5,369.3
Total assets	$60,222.5			$49,452.9
Liabilities and stockholders’ equity:
Deposits:
Non-interest-bearing	$11,465.3	$—	—	$8,454.3	$—	—
Savings, interest-bearing checking and money market	26,171.6	61.1	0.47	21,683.3	106.2	0.98
Time	8,668.0	59.5	1.37	7,700.5	71.6	1.86
Total deposits	46,304.9	120.6	0.52	37,838.1	177.8	0.94
Borrowings:
Federal Home Loan Bank advances	2,144.7	11.3	1.05	1,866.9	24.6	2.64
Federal funds purchased	1,144.7	5.4	0.93	905.7	11.4	2.52
Customer repurchase agreements	342.6	0.7	0.44	263.0	0.9	0.71
Other borrowings	—	—	—	6.6	0.1	1.85
Total borrowings	3,632.0	17.4	0.96	3,042.2	37.0	2.43
Notes and debentures	1,006.7	17.1	3.40	900.1	17.6	3.91
Total funding liabilities	50,943.6	$155.1	0.61%	41,780.4	$232.4	1.11%
Other liabilities	1,498.4			901.1
Total liabilities	52,442.0			42,681.5
Stockholders’ equity	7,780.5			6,771.4
Total liabilities and stockholders’ equity	$60,222.5			$49,452.9
Net interest income/spread (3)		$816.7	3.06%		$695.4	3.10%
Net interest margin			3.08%			3.15%
(1)Average yields earned and rates paid are annualized.
(2)Average balances and yields for securities are based on amortized cost.
(3)The FTE adjustment was $15.1 million and $14.5 million for the six months ended June 30, 2020 and 2019, respectively.

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

	Three Months Ended June 30, 2020 Compared To
	June 30, 2019 Increase (Decrease)			March 31, 2020 Increase (Decrease)
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Short-term investments	$1.0	$(2.0)	$(1.0)	$1.3	$(3.1)	$(1.8)
Securities	7.4	(3.4)	4.0	1.5	(2.7)	(1.2)
Loans:
Commercial real estate	18.3	(35.8)	(17.5)	(6.1)	(21.1)	(27.2)
Commercial and industrial	41.4	(40.7)	0.7	27.2	(22.2)	5.0
Equipment financing	5.8	(1.0)	4.8	0.3	(0.9)	(0.6)
Residential mortgage	1.3	(1.8)	(0.5)	(3.6)	(1.8)	(5.4)
Home equity and other consumer	3.6	(9.2)	(5.6)	(3.3)	(7.3)	(10.6)
Total loans	70.4	(88.5)	(18.1)	14.5	(53.3)	(38.8)
Total change in interest and dividend income	78.8	(93.9)	(15.1)	17.3	(59.1)	(41.8)
Interest expense:
Deposits:
Savings, interest-bearing checking and money market	10.7	(51.1)	(40.4)	4.0	(31.1)	(27.1)
Time	(0.3)	(14.2)	(14.5)	(3.4)	(6.7)	(10.1)
Total deposits	10.4	(65.3)	(54.9)	0.6	(37.8)	(37.2)
Borrowings:
Federal Home Loan Bank advances	0.1	(10.8)	(10.7)	(1.9)	(6.4)	(8.3)
Federal funds purchased	(1.7)	(4.7)	(6.4)	(1.9)	(2.9)	(4.8)
Customer repurchase agreements	0.2	(0.4)	(0.2)	—	(0.3)	(0.3)
Total borrowings	(1.4)	(15.9)	(17.3)	(3.8)	(9.6)	(13.4)
Notes and debentures	1.0	(1.5)	(0.5)	0.1	(0.6)	(0.5)
Total change in interest expense	10.0	(82.7)	(72.7)	(3.1)	(48.0)	(51.1)
Change in net interest income	$68.8	$(11.2)	$57.6	$20.4	$(11.1)	$9.3

	Six Months Ended June 30, 2020 Compared To June 30, 2019 Increase (Decrease)

(in millions)	Volume	Rate	Total
Interest and dividend income:
Short-term investments	$2.1	$(2.4)	$(0.3)
Securities	12.5	(4.9)	7.6
Loans:
Commercial real estate	50.6	(51.2)	(0.6)
Commercial and industrial	62.8	(58.8)	4.0
Equipment financing	13.5	0.5	14.0
Residential mortgage	19.5	(0.4)	19.1
Home equity and other consumer	11.8	(11.6)	0.2
Total loans	158.2	(121.5)	36.7
Total change in interest and dividend income	172.8	(128.8)	44.0
Interest expense:
Deposits:
Savings, interest-bearing checking and money market	18.7	(63.8)	(45.1)
Time	8.2	(20.3)	(12.1)
Total deposits	26.9	(84.1)	(57.2)
Borrowings:
Federal Home Loan Bank advances	3.2	(16.5)	(13.3)
Federal funds purchased	2.5	(8.5)	(6.0)
Customer repurchase agreements	0.2	(0.4)	(0.2)
Other borrowings	(0.1)	—	(0.1)
Total borrowings	5.8	(25.4)	(19.6)
Notes and debentures	2.0	(2.5)	(0.5)
Total change in interest expense	34.7	(112.0)	(77.3)
Change in net interest income	$138.1	$(16.8)	$121.3

Non-Interest Income

	Three Months Ended			Six Months Ended
(in millions)	June 30, 2020	Mar. 31, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Bank service charges	$20.3	$28.0	$26.4	$48.3	$51.6
Investment management fees	17.4	18.1	19.7	35.5	39.0
Operating lease income	11.8	12.6	12.6	24.4	25.2
Commercial banking lending fees	10.6	12.1	10.2	22.7	18.0
Insurance revenue	9.0	10.9	8.7	19.9	19.2
Cash management fees	8.1	7.4	7.2	15.5	14.0
Other non-interest income:
Customer interest rate swap income, net	2.7	8.8	7.3	11.5	10.1
BOLI	3.8	2.9	3.1	6.7	5.8
Net gains on sales of residential mortgage loans	0.8	0.7	0.3	1.5	0.5
Other	5.1	22.3	10.8	27.4	17.5
Total other non-interest income	12.4	34.7	21.5	47.1	33.9
Total non-interest income	$89.6	$123.8	$106.3	$213.4	$200.9
Total non-interest income in the second quarter of 2020 decreased $16.7 million compared to the second quarter of 2019 and $34.2 million compared to the first quarter of 2020. The decrease in non-interest income in the second quarter of 2020 compared to the year-ago period primarily reflects decreases in bank service charges, net customer interest rate swap income, investment management fees and other non-interest income.
The decrease in bank service charges in the second quarter of 2020 compared to both the first quarter of 2020 and the year-ago period primarily reflects lower levels of customer activity and fee waivers related to COVID-19 relief measures. The decrease in investment management fees compared to both the first quarter of 2020 and the second quarter of 2019 primarily reflects the adverse effect of recent market volatility. At June 30, 2020, assets under discretionary management totaled $8.7 billion compared to $9.2 billion at December 31, 2019.
The decrease in insurance revenue compared to the first quarter of 2020 primarily reflects the seasonality of commercial insurance renewals. The fluctuations in commercial banking lending fees compared to both the first quarter of 2020 and second quarter of 2019 are primarily related to the level of prepayment income and loan syndication fees collected in the respective periods.
The fluctuations in net customer interest rate swap income in the second quarter of 2020 compared to the second quarter of 2019 and first quarter of 2020 reflects the levels in both the number and notional value of customer swaps. The increase in net gains on sales of residential mortgage loans in the second quarter of 2020 compared to the second quarter of 2019 reflects improvement in spreads on pricing and a 56% increase in the volume of residential mortgage loans sold. Loans held-for-sale at June 30, 2020 consisted of newly-originated residential mortgage loans with a carrying amount of $12.2 million.
On an FTE basis, BOLI income totaled $4.8 million in the second quarter of 2020 compared to $3.7 million in the first quarter of 2020 and $3.8 million in the year-ago quarter. BOLI income in the second quarters of 2020 and 2019 includes death benefits received totaling $1.0 million and $0.9 million, respectively. Included in other non-interest income are unrealized losses relating to the change in fair value of equity securities totaling $0.2 million and $1.4 million in the second and first quarters of 2020, respectively, compared to unrealized gains of $0.8 million in the second quarter of 2019 (see Note 2 to the Consolidated Financial Statements). Other non-interest income in the second and first quarters of 2020 include charges totaling $1.7 million and $3.0 million, respectively, relating to the write-down of a mortgage servicing asset. Additionally, other  non-interest income in the first quarter of 2020 includes net gains on loans held-for-sale totaling $16.9 million.

Non-Interest Expense

	Three Months Ended			Six Months Ended
(dollars in millions)	June 30, 2020	Mar. 31, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Compensation and benefits	$167.8	$173.9	$161.3	$341.7	$316.7
Occupancy and equipment	48.0	51.0	44.4	99.0	88.7
Professional and outside services	25.7	38.5	24.9	64.2	44.9
Amortization of other acquisition-related intangible assets	10.2	10.7	8.0	20.9	14.7
Operating lease expense	8.8	9.8	9.9	18.6	19.3
Regulatory assessments	8.7	8.7	6.5	17.4	13.5
Other non-interest expense:
Stationary, printing, postage and telephone	6.6	6.9	6.0	13.4	12.9
Advertising and promotion	2.5	3.8	4.2	6.3	7.5
Other	25.7	16.8	13.2	42.6	37.4
Total other non-interest expense	34.8	27.5	23.4	62.3	57.8
Total non-interest expense	$304.0	$320.1	$278.4	$624.1	$555.6
Efficiency ratio	53.5%	54.0%	55.8%	53.6%	56.6%
Total non-interest expense in the second quarter of 2020 increased $25.6 million compared to the second quarter of 2019 and decreased $16.1 million compared to the first quarter of 2020. Included in total non-interest expense are merger-related expenses totaling $18.5 million in the second quarter of 2020, $17.9 million in the first quarter of 2020 and $6.5 million in the year-ago quarter. Excluding such expenses, total non-interest expense increased $13.6 million compared to the second quarter of 2019 (primarily reflecting the incremental costs resulting from recent acquisitions) and decreased $16.7 million compared to the first quarter of 2020 (primarily reflecting a decrease in compensation and benefits costs).
As compared to the second quarter of 2019, the improvement in the efficiency ratio reflects increases in adjusted total revenues of 9% and adjusted total expenses of 5% (see Non-GAAP Financial Measures and Reconciliation to GAAP).
The year-over-year increase in compensation and benefits primarily reflects the incremental costs from recent acquisitions, as well as the effect of normal merit increases and higher incentive-related expenses. Excluding $1.0 million and $0.4 million of merger-related expenses included in compensation and benefits in the second quarter of 2020 and the first quarter of 2020, respectively, the $6.7 million decrease primarily reflects lower payroll and benefit-related costs.
The increase in occupancy and equipment expense in the second quarter of 2020 compared to the year-ago period primarily reflects the incremental costs resulting from recent acquisitions. Professional and outside services fees include merger-related expenses totaling $3.6 million in the second quarter of 2020, $15.1 million in the first quarter of 2020 and  $4.6 million in the second quarter of 2019. Excluding such expenses, the fluctuations in professional and outside services fees are primarily related to the timing of certain projects.
Regulatory assessments include Federal Deposit Insurance Corporation (“FDIC”) insurance premiums, which are based on the Bank’s average total assets and average tangible equity, and FDIC-defined risk factors. The actual amount of future regulatory assessments will be dependent on several factors, including: (i) the Bank’s average total assets and average tangible equity; (ii) the Bank’s risk profile; and (iii) whether additional special assessments are imposed in future periods and the manner in which such assessments are determined. The increase in regulatory assessments in the second quarter of 2020 compared to the second quarter of 2019 primarily reflects increases in the Bank's total assessment base resulting from recent acquisitions and organic growth.
The increase in amortization of other acquisition-related intangible assets expense in the second quarter of 2020 compared to the second quarter of 2019 reflects the effect of additional intangible assets resulting from recent acquisitions. Scheduled amortization expense attributable to other acquisition-related intangible assets for the full-year of 2020 and each of the next five years is as follows: $40.9 million in 2020; $36.1 million in 2021; $31.7 million in 2022; $24.0 million in 2022; $20.3 million in 2023; and $17.3 million in 2024.
Merger-related expenses included in other non-interest expense totaled $13.7 million, $1.9 million and $0.2 million for the second quarter of 2020, first quarter of 2020 and second quarter of 2019, respectively.

Income Taxes
People’s United’s effective income tax rate was 20.4% for the six months ended June 30, 2020 compared to 20.2% for the full-year of 2019. People’s United’s effective income tax rate for the full-year 2020 is expected to be approximately 19% to 21%. Differences, if any, arising between People’s United’s effective income tax rate and the U.S. federal statutory rate of 21% are generally attributable to: (i) tax-exempt interest earned on certain investments; (ii) tax-exempt income from BOLI; and (iii) state income taxes.

FINANCIAL CONDITION

General
Total assets at June 30, 2020 were $61.5 billion, a $2.9 billion increase from December 31, 2019, primarily reflecting increases of $1.9 billion in total loans, $647 million in other assets and $443 million in total securities. The increase in total loans from December 31, 2019 to June 30, 2020 reflects a $2.8 billion increase in commercial loans, partially offset by a $904 million decrease in retail loans, as the Company continues to remix the balance sheet with a focus on higher-yielding portfolios. Included in commercial loans at June 30, 2020 are PPP loans totaling $2.5 billion. The increase in total securities primarily reflects net purchases of government sponsored enterprise ("GSE") mortgage-backed securities and a $120 million increase in the unrealized gain on debt securities available-for-sale. The increase in other assets primarily reflects the change in fair value of derivative financial instruments.
Non-performing assets totaled $314.6 million at June 30, 2020, a $67.1 million increase from December 31, 2019, primarily reflecting increases of $49.3 million in non-accrual commercial and industrial loans and $19.8 million in non-accrual commercial real estate loans, partially offset by a $7.0 million decrease in other real estate owned ("REO"). The ACL totaled $414.0 million at June 30, 2020, compared to $246.6 million at December 31, 2019. At June 30, 2020, the ACL as a percentage of total loans was 0.91% and as a percentage of non-accrual loans was 139.8%, compared to 0.57% and 110.0%, respectively, at December 31, 2019.
At June 30, 2020, total liabilities were $53.7 billion, a $3.1 billion increase from December 31, 2019, primarily reflecting a $6.3 billion increase in total deposits, partially offset by a $3.4 billion decrease in total borrowings.
People’s United’s total stockholders’ equity was $7.8 billion at June 30, 2020, a $184 million decrease from December 31, 2019. As a percentage of total assets, stockholders’ equity was 12.6% and 13.6% at June 30, 2020 and December 31, 2019, respectively. Tangible common equity equaled 7.3% of tangible assets at June 30, 2020 compared to 8.0% at December 31, 2019 (see Stockholders Equity and Dividends).
People’s United’s (consolidated) Tier 1 Leverage capital ratio and its Common Equity Tier 1 (“CET 1”), Tier 1 and Total risk-based capital ratios were 8.0%, 9.7%, 10.2% and 11.8%, respectively, at June 30, 2020, compared to 9.1%, 10.2%, 10.7% and 12.0%, respectively, at December 31, 2019. The Bank’s Tier 1 Leverage capital ratio and its CET 1, Tier 1 and Total  risk-based capital ratios were 8.5%, 10.8%, 10.8% and 12.2%, respectively, at June 30, 2020, compared to 9.3%, 10.9%, 10.9% and 12.1%, respectively, at December 31, 2019 (see Regulatory Capital Requirements).

Loans
People’s United’s lending activities consist of originating loans secured by commercial and residential properties, and extending secured and unsecured loans to commercial and consumer customers. In connection with the United Bank core system conversion in April 2020, approximately $400 million of loans secured by owner-occupied commercial properties were prospectively reclassified from commercial real estate loans to commercial and industrial loans. Prior period loan balances were not restated to conform to the current period presentation. Included in commercial and industrial loans at June 30, 2020 are PPP loans totaling $2.5 billion (including $779 million in Service, $373 million in Health services, $345 million in Manufacturing, $293 million in Construction and $177 million in Retail trade) and associated deferred loan fees totaling $68.8 million.
The following tables summarize People’s United’s loan portfolios:
Commercial Real Estate

(in millions)	June 30, 2020	December 31, 2019
Property Type:
Residential (multifamily)	$4,538.8	$5,140.2
Retail	3,759.5	3,843.8
Office buildings	2,557.5	2,689.6
Hospitality/entertainment	983.6	948.4
Industrial/manufacturing	794.3	784.2
Health care	505.4	561.3
Mixed/special use	325.0	287.2
Self storage	218.7	209.8
Land	85.6	73.8
Other	231.1	224.0
Total commercial real estate	$13,999.5	$14,762.3
Commercial and Industrial

(in millions)	June 30, 2020	December 31, 2019
Industry:
Finance and insurance	$3,478.0	$2,521.8
Service	2,792.0	1,975.0
Manufacturing	1,501.8	1,175.1
Health services	1,493.5	960.1
Wholesale trade	1,314.0	1,286.6
Real estate, rental and leasing	1,223.8	1,131.0
Retail trade	890.2	694.0
Construction	596.4	314.3
Transportation and utilities	479.4	384.3
Arts, entertainment and recreation	244.5	159.3
Information and media	193.9	141.8
Printing	95.5	91.0
Packaging	77.7	65.5
Public administration	61.5	64.6
Other	151.7	77.2
Total commercial and industrial	$14,593.9	$11,041.6

Equipment Financing

(in millions)	June 30, 2020	December 31, 2019
Industry:
Transportation and utilities	$1,162.9	$1,213.3
Service	703.9	694.2
Construction	681.1	689.9
Rental and leasing	548.3	580.2
Manufacturing	369.2	306.4
Wholesale trade	262.0	256.8
Health services	235.8	219.4
Waste management	197.5	196.8
Printing	183.7	191.8
Retail trade	127.9	121.3
Packaging	110.9	114.3
Mining, oil and gas	74.6	74.7
Other	222.3	251.3
Total equipment financing	$4,880.1	$4,910.4
Residential Mortgage

(in millions)	June 30, 2020	December 31, 2019
Adjustable-rate	$6,426.8	$7,064.8
Fixed-rate	3,196.9	3,253.3
Total residential mortgage	$9,623.7	$10,318.1
Home Equity and Other Consumer

(in millions)	June 30, 2020	December 31, 2019
Home equity lines of credit	$2,012.5	$2,153.2
Home equity loans	215.7	253.3
Other	126.1	157.2
Total home equity and other consumer	$2,354.3	$2,563.7

Asset Quality
CARES Act
Issued in response to the economic disruption caused by the COVID-19 pandemic, the CARES Act provides financial assistance for businesses and individuals as well as targeted regulatory relief for financial institutions. The following provisions of the CARES Act are significant to People’s United.
Paycheck Protection Program
The CARES Act creates a new loan guarantee program known as the Paycheck Protection Program ("PPP"), the objective of which is to provide small businesses with financial support to cover payroll and certain other qualifying expenses. Loans made under the PPP are fully guaranteed by the SBA, whose guarantee is backed by the full faith and credit of the United States. PPP loans also afford borrowers forgiveness up to the principal amount of the loan, plus accrued interest, provided the loan proceeds are used to retain workers and maintain payroll or to make certain mortgage interest, lease and utility payments, and certain other criteria are satisfied. The SBA will reimburse PPP lenders for any amount of a PPP loan that is forgiven, and PPP lenders will not be held liable for any representations made by PPP borrowers in connection with their requests for loan forgiveness. As of August 6, 2020, People’s United, as a participating PPP lender, had approved, submitted to the SBA and funded PPP loan requests totaling approximately $2.7 billion, of which approximately $2.5 billion remains outstanding. For regulatory capital purposes, PPP loans are assigned a zero risk-weighting as a result of the related SBA guarantee.

Loan Forbearance Initiatives
The CARES Act, along with supervisory guidance issued by the federal banking regulators, also creates a forbearance program for federally-backed mortgage loans and provides financial institutions with the option to temporarily suspend certain requirements under U.S. GAAP related to troubled debt restructurings (“TDRs”). Specifically, short-term modifications made on a good faith basis in response to COVID-19 to borrowers that are current prior to any relief, are not required to be considered for TDR classification. This includes short-term (e.g. six months or less) modifications such as payment deferrals, fee waivers, extensions of repayment terms or other delays in payment that are insignificant. This exception relates to any eligible loan modification made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the national emergency related to COVID-19 is ended. Further, for loans not otherwise reportable as past due, financial institutions are not expected to designate loans with deferrals granted due to COVID-19 as past due because of the deferral. The Company’s policies and practices with respect to the assessment of loan repayment, non-accrual status and charge-offs remain unchanged. As of August 6, 2020, the Company had granted loan forbearance requests representing approximately $7.1 billion of outstanding balances across nearly all of the Company’s loan portfolios, with the most significant activity noted in commercial real estate, commercial and industrial, and equipment financing. Of the loans that were granted a deferral related to COVID-19, approximately 57% have left deferral and made their first full payment. We anticipate that this percentage will increase as the remainder of these loans exit their first deferral.
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
General
As a result of adopting the CECL standard on January 1, 2020, the Company’s prior distinction between the originated loan portfolio and the acquired loan portfolio is no longer necessary. Accordingly, prior period disclosures have been revised to conform to the current period presentation. In addition, the portfolio segments and loan classes are unchanged following the adoption of the CECL standard with the exception of mortgage warehouse/asset based lending ("MW/ABL") which, prior to January 1, 2020, was included in commercial and industrial.
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
Guidance issued by the Office of the Comptroller of the Currency requires that loans subject to a borrower’s discharge from personal liability following a Chapter 7 bankruptcy be treated as TDRs, included in non-performing loans and written down to the estimated collateral value, regardless of delinquency status. Included in TDRs at June 30, 2020 are $26.1 million of such loans. Of this amount, $20.8 million, or 80%, were less than 90 days past due on their payments as of that date.

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
During the six months ended June 30, 2020, we performed 29 loan modifications that were not classified as TDRs. The balances of these loans at the time of the respective modifications totaled $124.0 million. In each case, we concluded that the modification did not result in the granting of a concession based on one or more of the following considerations: (i) the receipt of additional collateral (the nature and amount of which was deemed to serve as adequate compensation for other terms of the restructuring) and/or guarantees; (ii) the borrower having access to funds at a market rate for debt with similar risk characteristics as the restructured debt; and (iii) the restructuring resulting in a delay in payment that is insignificant in relation to the other terms of the obligation. See Note 3 to the Consolidated Financial Statements and Loan Forbearance Initiatives above for additional disclosures relating to TDRs.
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
At June 30, 2020, the loan portfolio included $1.0 billion of interest-only residential mortgage loans. People’s United began originating interest-only residential mortgage loans in March 2003. The underwriting guidelines and requirements for such loans are generally more restrictive than those applied to other types of residential mortgage loans. People’s United has not originated interest-only residential mortgage loans that permit negative amortization or optional payment amounts. Amortization of an interest-only residential mortgage loan begins after the initial interest rate changes (e.g. after 5 years for a 5/1 adjustable-rate mortgage). In general, People’s United’s underwriting guidelines for residential mortgage loans require the following: (i) properties must be single-family and owner-occupied primary residences; (ii) lower loan-to-value (“LTV”) ratios (less than 60% on average); (iii) higher credit scores (greater than 700 on average); and (iv) sufficient post-closing reserves.
Updated estimates of property values are obtained from an independent third-party for residential mortgage loans 90 days past due. At June 30, 2020, non-performing residential mortgage loans totaling $0.2 million had current LTV ratios of more than 100%. At that date, the weighted average LTV ratio and FICO score for the residential mortgage loan portfolio were 63% and 763, respectively.
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
During the six months ended June 30, 2020, the Company repurchased four residential mortgage loans from GSEs that we had previously sold to the GSEs. The balance of the loans at the time of the repurchase totaled $0.5 million and related fees and expenses incurred totaled less than $0.1 million. During that same time period, the Company issued nine investor refunds, totaling less than $0.1 million, under contractual recourse agreements. Based on the limited number of repurchase requests the Company has historically received, the immaterial cost associated with such repurchase requests and management’s view that this past experience is consistent with our current and near-term estimate of such exposure, the Company has established a reserve for such repurchase requests, which totaled $0.2 million as of June 30, 2020.
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
The following table sets forth, as of June 30, 2020, the committed amount of HELOCs scheduled to have the draw period end during the years shown:

December 31, (in millions)	Credit Lines
2020	$72.1
2021	268.3
2022	428.5
2023	446.6
2024	499.8
2025	506.5
Later years	2,192.8
Total	$4,414.6
Approximately 88% of our HELOCs are presently in their draw period. Although converted amortizing payment loans represent only a small portion of the portfolio, our default and delinquency statistics indicate a higher level of occurrence for such loans when compared to HELOCs that are still in the draw period.
Delinquency statistics for the HELOC portfolio as of June 30, 2020 are as follows:

	Portfolio Balance	Delinquencies
(dollars in millions)		Amount	Percent
HELOC status:
Still in draw period	$1,788.5	$11.9	0.67%
Amortizing payment	224.0	16.0	7.15
For the six months ended June 30, 2020, 53% of our borrowers with balances outstanding under HELOCs paid only the minimum amount due.
The majority of home equity loans fully amortize over terms ranging from 5 to 20 years. Home equity loans are limited to first or second liens on a borrower’s primary residence. The maximum LTV ratio is 80% on a single-family property, including a condominium, and 70% on a two-family property. Lower LTV ratios are required on larger line amounts.
We are not able, at this time, to develop statistics for the entire home equity portfolio (both HELOCs and home equity loans) with respect to first liens serviced by third parties that have priority over our junior liens, as lien position data has not historically been captured on our loan servicing systems. As of June 30, 2020, full and complete first lien position data was not readily available for 39% of the home equity portfolio. Effective January 2011, we began tracking lien position data for all new originations and our collections department continues to add lien position data once a loan reaches 75 days past due in connection with our updated assessment of combined loan-to-value (“CLTV”) exposure, which takes place for loans 90 days past due. In addition, when we are notified that the holder of a superior lien has commenced a foreclosure action, our home equity account is identified in the collections system for ongoing monitoring of the legal action. As of June 30, 2020, the portion of the home equity portfolio more than 90 days past due with a CLTV greater than 80% was $4.1 million.

As of June 30, 2020, full and complete first lien position data was readily available for 61%, or $1.2 billion, of the home equity portfolio. Of that total, 40%, or $497.7 million, are in a junior lien position. We estimate that of those junior liens, 35%, or $174.2 million, are held or serviced by others.
When the first lien is held by a third-party, we can, in some cases, obtain an indication that a first lien is in default through information reported to credit bureaus. However, because more than one mortgage may be reported in a borrower’s credit report and there may not be a corresponding property address associated with reported mortgages, we are often unable to associate a specific first lien with our junior lien. As of June 30, 2020, there were nine loans totaling $0.7 million for which we have received notification that the holder of a superior lien has commenced foreclosure action. Our second lien position was non-accrual at the time such foreclosure action was commenced, however no loss is expected related to these loans as of June 30, 2020. It is important to note that the percentage of new home equity originations for which we hold the first lien has increased steadily from approximately 40% in 2009 to approximately 55% as of June 30, 2020.
We believe there are several factors that serve to mitigate the potential risk associated with the limitations on available first lien data. Most importantly, our underwriting guidelines for home equity loans, which have been, and continue to be, consistently applied, generally require the following: (i) properties located within our geographic footprint; (ii) lower LTV ratios; and (iii) higher credit scores. Notwithstanding the maximum LTV ratios and minimum FICO scores discussed previously, actual LTV ratios at origination were less than 60% on average and current FICO scores of our borrowers are greater than 700 on average. In addition, as of June 30, 2020, 99% of the portfolio balance relates to originations that occurred since 2005, which is generally recognized as the peak of the last housing bubble. We believe these factors are a primary reason for the portfolio’s relatively low level of non-performing loans and net loan charge-offs, both in terms of absolute dollars and as a percentage of average total loans.
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
As of June 30, 2020, the weighted average CLTV ratio and FICO score for the home equity portfolio were 58% and 768, respectively.
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

People’s United’s construction loan portfolio totaled $1.3 billion (3% of total loans) at June 30, 2020. The total committed amount at that date, including both the outstanding balance and the unadvanced portion of such loans, was $1.9 billion. In some cases, a portion of the total committed amount includes an accompanying interest reserve. At  June 30, 2020, construction loans totaling $724.3 million had remaining available interest reserves of $58.3 million. At that date, the Company had construction loans with interest reserves totaling $0.8 million that were on non-accrual status and included in non-performing loans.
Historically, certain economic conditions have resulted in an increase in the number of extension requests for commercial real estate and construction loans, some of which may have included related repayment guarantees. Modifications of commercial real estate loans involving maturity extensions are evaluated according to the Company’s normal underwriting standards and are classified as TDRs if the borrower is experiencing financial difficulty and is afforded a concession by People’s United similar to those discussed previously. People’s United had $3.2 million of restructured construction loans at June 30, 2020.
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
The Company’s loan portfolio segments include Commercial and Retail and each of these segments comprises multiple loan classes, which are characterized by similarities in initial measurement, risk attributes, and the manner in which credit risk is monitored and assessed. The Commercial loan portfolio segment is comprised of the commercial real estate, commercial and industrial, equipment financing and MW/ABL loan classes. The Retail loan portfolio segment is comprised of the residential mortgage, home equity and other consumer loan classes. Common characteristics and risk profiles include the type/purpose of loan and historical/expected credit loss patterns. The Company periodically reassesses each pool to ensure the loans within the pool continue to share similar characteristics and risk profiles and to determine whether further segmentation is necessary.

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
The measurement of expected credit losses is impacted by loan/borrower attributes and certain macroeconomic variables. Significant loan/borrower attributes utilized in the Company’s quantitative modeling include, among other things: (i) origination date; (ii) maturity date; (iii) payment type; (iv) collateral type and amount; (v) current risk rating; (vi) current unpaid balance and commitment utilization rate; and (vii) payment status/delinquency history. Significant macroeconomic variables utilized in the Company’s quantitative modeling include, among other things: (i) U.S. GDP; (ii) selected market interest rates including U.S. Treasury rates, Prime rate, 30-year fixed mortgage rate, BBB corporate bond rate (spread), among others; (iii) unemployment rates; and (iv) commercial and residential property prices.

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
For instance, as a result of the deterioration in economic conditions caused by the spread of the COVID-19 pandemic during the first quarter of 2020, and the corresponding increase in economic uncertainty, a fourth forward-looking economic scenario (the “Severe Downside” scenario) was also considered for purposes of estimating expected credit losses at  June 30, 2020. All four scenarios reflected the effects of the COVID-19 pandemic as well as the United States’ monetary and fiscal response. Each scenario was assigned a weighting with the majority of the weighting placed on the Baseline scenario and lower weights placed on each of the Upside, Downside and Severe Downside scenarios. The weighting assigned by management was based on the economic outlook and available information at that date.
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
Provision and Allowance for Credit Losses

	Three Months Ended			Six Months Ended
(dollars in millions)	June 30, 2020	Mar. 31, 2020	June 30, 2019	June 30, 2020	June 30, 2019
ACL:
Balance at beginning of period	$341.7	$246.6	$236.9	$246.6	$236.3
Charge-offs	(10.3)	(12.6)	(4.4)	(22.9)	(10.0)
Recoveries	1.8	2.0	2.2	3.8	4.4
Net loan charge-offs	(8.5)	(10.6)	(2.2)	(19.1)	(5.6)
Provision for credit losses	80.8	33.5	5.4	114.3	9.4
CECL transition adjustment	—	72.2	N/A	72.2	NA
Balance at end of period	$414.0	$341.7	$240.1	$414.0	$240.1
ACL as a percentage of (1):
Total loans	0.91	0.77	0.63	0.91	0.63
Non-accrual loans	139.8	142.2	122.9	139.8	122.9
N/A - not applicable
(1)Ratios for periods prior to January 1, 2020 have been restated to reflect the total loan portfolio (originated and acquired).
The provision for credit losses on loans totaled $80.8 million for the three months ended June 30, 2020, reflecting a provision increase of $72.3 million resulting from the impact of COVID-19 and $8.5 million in net loan charge-offs. The provision for credit losses on loans totaled $5.4 million in the year-ago period, reflecting $2.2 million in net loan charge-offs and an increase in the ACL in response to portfolio-specific risk factors and loan mix. Excluding PPP loans, the ACL as a percentage of total loans was 0.96% at June 30, 2020.
Management believes that the level of the ACL at June 30, 2020 represents an appropriate estimate of lifetime expected credit losses.
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

Net Loan Charge-Offs (Recoveries)

	Three Months Ended			Six Months Ended
(in millions)	June 30, 2020	Mar. 31, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Commercial:
Commercial real estate	$1.8	$3.4	$0.1	$5.2	$1.2
Commercial and industrial	—	1.2	0.2	1.0	1.9
Equipment financing	5.2	3.9	3.9	9.1	6.1
MW/ABL	—	(0.2)	—	—	—
Total	7.0	8.3	4.2	15.3	9.2
Retail:
Residential mortgage	—	0.8	0.1	0.8	0.2
Home equity	0.6	0.1	—	0.7	(0.2)
Other consumer	0.9	1.4	0.2	2.3	0.4
Total	1.5	2.3	0.3	3.8	0.4
Total net loan charge-offs	$8.5	$10.6	$4.5	$19.1	$9.6

Net Loan Charge-Offs (Recoveries) as a Percentage of Average Total Loans (Annualized)

	Three Months Ended			Six Months Ended
	June 30, 2020	Mar. 31, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Commercial:
Commercial real estate	0.05%	0.09%	—%	0.07%	0.02%
Commercial and industrial	—	0.06	0.01	0.03	0.04
Equipment financing	0.42	0.32	0.35	0.37	0.28
MW/ABL	—	(0.04)	—	(0.02)	—
Retail:
Residential mortgage	—	0.03	—	0.02	—
Home equity	0.11	0.02	—	0.07	(0.02)
Other consumer	2.85	3.80	1.46	3.35	1.67
Total portfolio	0.08%	0.10%	0.05%	0.09%	0.05%
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
All previously accrued but unpaid interest on non-accrual loans is reversed from interest income in the period in which the accrual of interest is discontinued. Interest payments received on non-accrual loans are generally applied as a reduction of principal if future collections are doubtful, although such interest payments may be recognized as income. A loan remains on non-accrual status until the factors that indicated doubtful collectability no longer exist or until a loan is determined to be uncollectible and is charged-off against the ACL. There were no loans past due 90 days or more and still accruing interest at June 30, 2020 or December 31, 2019.

Non-Performing Assets

(dollars in millions)	June 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019
Non-accrual loans:
Commercial:
Commercial real estate	$73.6	$53.5	$53.8	$28.6	$35.5
Commercial and industrial	87.8	54.5	38.5	39.0	47.1
Equipment financing	48.6	42.5	47.7	43.2	44.6
MW/ABL	1.0	1.1	—	—	—
Total Commercial	211.0	151.6	140.0	110.8	127.2
Retail:
Residential mortgage	62.6	66.6	63.3	48.8	54.7
Home equity	22.5	22.1	20.8	16.7	16.6
Other consumer	0.1	0.1	—	0.1	—
Total Retail	85.2	88.8	84.1	65.6	71.3
Total non-accrual loans (1)	$296.2	240.4	224.1	176.4	198.5
REO:
Residential	$4.9	$9.5	$11.9	$12.3	$8.1
Commercial	7.3	7.3	7.3	7.7	0.6
Total REO	12.2	16.8	19.2	20.0	8.7
Repossessed assets	6.2	4.6	4.2	6.3	5.7
Total non-performing assets	$314.6	$261.8	$247.5	$202.7	$185.8
Non-accrual loans as a percentage of total loans	0.65%	0.54%	0.51%	0.45%	0.51%
Non-performing assets as a percentage of:
Total loans, REO and repossessed assets	0.69	0.59	0.57	0.52	0.55
Tangible stockholders’ equity and ACL	6.39	5.45	5.03	4.70	5.05

(1)Reported net of government guarantees totaling: $2.9 million at June 30, 2020; $1.2 million at March 31, 2020;  $1.3 million at December 31, 2019; $1.4 million at September 30, 2019; and $1.6 million at June 30, 2019. These government guarantees relate, almost entirely, to guarantees provided by the SBA as well as selected other Federal agencies and represent the carrying value of the loans that are covered by such guarantees, the extent of which (i.e. full or partial) varies by loan. At June 30, 2020, all of the government guarantees related to commercial and industrial loans.
Non-performing assets increased $67.1 million from December 31, 2019, reflecting increases of $49.3 million in  non-accrual commercial and industrial loans (primarily due to two loans that are not COVID-19 related) and $19.8 million in non-accrual commercial real estate loans (primarily due to a single previously acquired loan), partially offset by a $7.0 million decrease in REO.
In addition to the non-accrual loans discussed above, People’s United has also identified $1.0 billion in potential problem loans at June 30, 2020. Potential problem loans represent loans that are currently performing, but for which known information about possible credit deterioration on the part of the related borrowers causes management to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms and which may result in the disclosure of such loans as  non-performing at some time in the future. The potential problem loans are generally loans that, although performing, have been classified as “substandard” in accordance with People’s United’s loan rating system, which is consistent with guidelines established by banking regulators.

At June 30, 2020, potential problem loans consisted of equipment financing loans ($378.4 million), commercial and industrial loans ($329.0 million), commercial real estate loans ($255.9 million) and MW/ABL loans ($41.2 million). Such loans are closely monitored by management and have remained in performing status for a variety of reasons including, but not limited to, delinquency status, borrower payment history and fair value of the underlying collateral. Management cannot predict the extent to which economic conditions may worsen or whether other factors may adversely impact the ability of these borrowers to make payments. Accordingly, there can be no assurance that potential problem loans will not become 90 days or more past due, be placed on non-accrual status, be restructured, or require additional provisions for credit losses.
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
Asset liquidity is provided by: cash; short-term investments and securities purchased under agreements to resell; proceeds from maturities, principal repayments and sales of securities; and proceeds from scheduled principal collections, prepayments and sales of loans. In addition, certain securities may be used to collateralize borrowings under repurchase agreements. The Consolidated Statements of Cash Flows present data on cash provided by and used in People’s United’s operating, investing and financing activities. At June 30, 2020, People’s United (parent company) liquid assets included $242 million in cash and $6 million in equity securities, while the Bank’s liquid assets included $4.1 billion in debt securities available-for-sale and $250 million in cash and cash equivalents. At June 30, 2020, debt securities available-for-sale with a fair value of $4.1 billion and debt securities held-to-maturity with an amortized cost of $2.1 billion were pledged as collateral for public deposits and for other purposes.
Liability liquidity is measured by both People’s United’s and the Bank’s ability to obtain deposits and borrowings at  cost-effective rates that are diversified with respect to markets and maturities. Deposits, which are considered the most stable source of liability liquidity, totaled $49.9 billion at June 30, 2020 and represented 83% of total funding (the sum of total deposits, total borrowings, notes and debentures, and stockholders’ equity). Borrowings are used to diversify People’s United’s funding mix and to support asset growth. Borrowings and notes and debentures totaled $1.8 billion and $1.0 billion, respectively, at June 30, 2020, representing 3% and 2%, respectively, of total funding at that date.

The Bank’s current available sources of borrowings include: federal funds purchased, advances from the Federal Home Loan Bank (the “FHLB”) of Boston and the Federal Reserve Bank of New York (the “FRB-NY,”), and repurchase agreements. At June 30, 2020, the Bank’s total borrowing capacity from (i) the FHLB of Boston and the FRB-NY for advances and (ii) repurchase agreements was $16.5 billion based on the level of qualifying collateral available for these borrowings. In addition, the Bank had unsecured borrowing capacity of $1.2 billion at that date. FHLB advances are secured by the Bank’s investment in FHLB stock and by a security agreement that requires the Bank to maintain, as collateral, sufficient qualifying assets not otherwise pledged (principally single-family residential mortgage loans, home equity lines of credit and loans, and commercial real estate loans).
At June 30, 2020, the Bank had outstanding commitments to originate loans totaling $1.4 billion and approved, but unused, lines of credit extended to customers totaling $9.7 billion (including $2.9 billion of HELOCs).
The sources of liquidity discussed above are deemed by management to be sufficient to fund outstanding loan commitments and to meet both People’s United’s and the Bank’s other obligations.

Stockholders' Equity and Dividends
People’s United’s total stockholders’ equity was $7.76 billion at June 30, 2020, a $184.2 million decrease from December 31, 2019. This decrease primarily reflects: (i) the repurchase of 19.8 million shares of People’s United common stock, at a total cost of $304.4 million, during the three months ended March 31, 2020; and (ii) common and preferred dividends paid totaling $159.8 million in the six months ended June 30, 2020; partially offset by: (i) net income of $220.3 million for the six months ended June 30, 2020; and (ii) a $93.0 million decrease in accumulated other comprehensive loss ("AOCL") since December 31, 2019. The decrease in AOCL, net of tax, primarily reflects a $91.3 million decrease in the unrealized loss on debt securities available-for-sale. As a percentage of total assets, stockholders’ equity was 12.6% and 13.6% at June 30, 2020 and December 31, 2019, respectively. Tangible common equity equaled 7.3% of tangible assets at  June 30, 2020 compared to 8.0% at December 31, 2019.
In July 2020, People’s United’s Board of Directors declared a quarterly dividend on its common stock of $0.18 per common share. The dividend is payable on August 15, 2020 to shareholders of record on August 3, 2020. Also in July 2020, People’s United’s Board of Directors declared a dividend on its preferred stock, payable on September 15, 2020 to preferred shareholders of record as of September 1, 2020. In May 2020, the Bank paid a cash dividend of $129.0 million to People’s United (parent company).
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
The following is a summary of People’s United’s and the Bank’s regulatory capital amounts and ratios under the Basel III capital rules. The minimum capital required amounts as of both June 30, 2020 and December 31, 2019 are based on the capital conservation buffer of the Basel III capital rules. In connection with the adoption of the Basel III capital rules, both the Company and the Bank elected to opt-out of the requirement to include most components of AOCL in CET 1 capital. The decline in People’s United’s capital ratios since December 31, 2019 primarily reflects the repurchase of 19.8 million shares of common stock at a total cost of $304.4 million during the first quarter of 2020. At June 30, 2020, People’s United’s and the Bank’s total risk-weighted assets, as defined, were both $45.9 billion, compared to $45.2 billion for both at December 31, 2019. For regulatory capital purposes, PPP loans are assigned a zero risk-weighting as a result of the related SBA guarantee on such loans.

			Minimum Capital Required		Classification as Well-Capitalized
	As of June 30, 2020
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Capital (1):
People’s United	$4,701.2	8.0%	$2,348.2	4.0%	N/A	N/A
Bank	4,968.0	8.5	2,347.6	4.0	$2,934.5	5.0%
CET 1 Risk-Based Capital (2):
People’s United	4,457.2	9.7	3,215.2	7.0	N/A	N/A
Bank	4,968.0	10.8	3,212.3	7.0	2,982.9	6.5
Tier 1 Risk-Based Capital (3):
People’s United	4,701.2	10.2	3,904.2	8.5	2,755.9	6.0
Bank	4,968.0	10.8	3,900.7	8.5	3,671.2	8.0
Total Risk-Based Capital (4):
People’s United	5,406.0	11.8	4,822.8	10.5	4,593.2	10.0
Bank	5,612.8	12.2	4,818.5	10.5	4,589.0	10.0

			Minimum Capital Required		Classification as
	As of December 31, 2019				Well-Capitalized
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Capital (1):
People's United	$4,846.1	9.1%	$2,119.7	4.0%	N/A	N/A
Bank	4,902.0	9.3	2,119.1	4.0	$2,648.8	5.0%
CET 1 Risk-Based Capital (2):
People's United	4,602.1	10.2	3,164.5	7.0	N/A	N/A
Bank	4,902.0	10.9	3,162.2	4.0	2,936.3	6.5
Tier 1 Risk-Based Capital (3):
People's United	4,846.1	10.7	3,842.6	8.5	2,712.5	6.0
Bank	4,902.0	10.9	3,839.8	8.5	3,614.0	8.0
Total Risk-Based Capital (4):
People's United	5,435.6	12.0	4,746.8	10.5	4,520.8	10.0
Bank	5,474.2	12.1	4,743.3	10.5	4,517.4	10.0

(1)Tier 1 Leverage Capital ratio represents CET 1 Capital plus Additional Tier 1 Capital instruments (together, “Tier 1 Capital”) divided by Average Total Assets (less goodwill, other acquisition-related intangibles and other deductions from CET 1 Capital). Average PPP loans are included in Average Total Assets.
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
The following tables set forth the estimated percent change in the Company’s net interest income at risk over one-year simulation periods beginning June 30, 2020 and December 31, 2019. Given the current spot interest rate curve at  June 30, 2020, a down 100 basis point rate scenario is no longer simulated due to negative interest rates in this scenario.

	Estimated Percent Change in Net Interest Income
Parallel Shock Rate Change (basis points)
	June 30, 2020	December 31, 2019
+300	9.8%	4.8%
+200	6.8	3.5
+100	3.5	2.0
-25	(0.7)	N/A
-100	N/A	(2.1)

	Estimated Percent Change in Net Interest Income
Yield Curve Twist Rate Change (basis points)
	June 30, 2020	December 31, 2019
Short End -25	(0.4)%	N/A
Short End +100	2.1	0.6%
Long End -25	(0.3)	N/A
Long End +100	1.6	1.6
The net interest income at risk simulation results indicate that at both June 30, 2020 and December 31, 2019, the Company is asset sensitive over the twelve-month forecast horizon (i.e. net interest income will increase if market rates rise). The asset sensitive position at June 30, 2020 primarily reflects: (i) approximately 96% of the Company’s loan portfolio being funded by less rate-sensitive core deposits; (ii) approximately 44% of the Company’s loan portfolio being comprised of Prime Rate and one-month LIBOR-based floating-rate loans; and (iii) the repricing of variable-rate loans, the origination of fixed-rate loans as well as the purchase and reinvestment of securities all over the twelve-month forecast horizon.
The increase in the Company’s asset sensitivity since December 31, 2019 is primarily due to: (i) faster mortgage-backed security and residential mortgage loan prepayment speeds in the low interest rate environment; (ii) a decline in residential mortgage loans; (iii) higher liquid deposits resulting from governmental stimulus programs and reduced consumer spending during the COVID-19 pandemic; (iv) the addition of $1.3 billion of term deposits; and (v) the execution of pay fixed/receive floating interest rates swaps ($550 million aggregate notional value); partially offset by the repurchase of 19.8 million shares of common stock and the addition of $2.5 billion of fixed-rate PPP loans. Based on the Company’s IRR position at June 30, 2020, an immediate 100 basis point parallel increase in interest rates translates to an approximate $52 million increase in net interest income on an annualized basis.

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
The following table sets forth the estimated percent change in the Company’s economic value of equity at risk, assuming various instantaneous parallel shocks in interest rates. Given the current spot interest rate curve at June 30, 2020, a down  100 basis point rate scenario is no longer simulated due to negative rates in this scenario.

	Estimated Percent Change in Economic Value of Equity
Parallel Shock Rate Change (basis points)
	June 30, 2020	December 31, 2019
+300	8.5%	(12.6)%
+200	10.7	(6.6)
+100	8.2	(1.6)
-25	(3.1)	N/A
-100	N/A	(3.3)
The Company’s economic value of equity at risk profile indicates that at June 30, 2020, the Company’s economic value of equity is asset sensitive. The increase in asset sensitivity since December 31, 2019 primarily reflects: (i) an increase in the modeled weighted average life of non-maturity deposits and a decrease in the duration of both mortgage-backed securities and residential mortgage loans resulting from lower interest rates; (ii) a decline in residential mortgage loans; (iii) an increase in liquid deposits; and (iv) the addition of $1.3 billion of term deposits.
People’s United’s IRR position at June 30, 2020, as set forth in the net interest income at risk and economic value of equity at risk tables above, reflects an asset sensitive net interest income at risk position and an asset sensitive economic value of equity position. From a net interest income perspective, asset sensitivity over the next 12 months is primarily attributable to the effect of the substantial Prime and LIBOR-based loan balances that are funded mainly by less rate-sensitive deposits. From an economic value of equity perspective, in a rising rate environment, the Company’s assets are less price sensitive than its liabilities due to shorter asset duration. Additionally, the optionality embedded in mortgage related assets and non-maturity deposits at various interest rate levels has meaningful impact on the economic value of equity at risk position. Given the uncertainty around magnitude, timing and direction of future interest rate movements and the shape of the yield curve, actual results may vary from those predicted by the Company’s models.
Management has established procedures to be followed in the event of an anticipated or actual breach in policy limits. As of June 30, 2020, there were no breaches of the Company’s internal policy limits with respect to either IRR measure. Management utilizes both interest rate measures in the normal course of measuring and managing IRR and believes that each measure is valuable in understanding the Company’s IRR position.
People’s United uses derivative financial instruments, including interest rate swaps, as components of its market risk management (principally to manage IRR). Certain other derivatives are entered into in connection with transactions with commercial customers. Derivatives are not used for speculative purposes. At June 30, 2020, People’s United used interest rate swaps to manage IRR associated with certain interest-bearing assets and interest-bearing liabilities.
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
Certain of People’s United’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of master netting arrangements and posted collateral). There were no derivative instruments with such credit-related contingent features that were in a net liability position at June 30, 2020.
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

Derivative Financial Instruments
The following table summarizes certain information concerning derivative financial instruments utilized by People’s United in its management of IRR and foreign currency risk:

	Interest Rate Swaps			Foreign Exchange Contracts
As of June 30, 2020 (dollars in millions)	Cash Flow Hedge	Fair Value Hedge	Cash Flow Hedge
Notional principal amounts	$210.0	$375.0	$550.0	$208.1
Weighted average interest rates:
Pay floating (receive fixed)	0.17%(1.72%)	Libor + 1.265% (4.00%)	N/A	N/A
Pay fixed (receive floating)	N/A	N/A	0.53% (0.29%)	N/A
Weighted average remaining term to maturity (in months)	4	49	26	8
Fair value:
Recognized as an asset	$—	$—	$—	$7.8
Recognized as a liability	—	—	—	7.6
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
The following table summarizes certain information concerning these interest rate swaps and caps:

	Interest Rate Swaps		Interest Rate Caps
As of June 30, 2020 (dollars in millions)	Commercial Customers	Institutional Counterparties	Commercial Customers	Institutional Counterparties
Notional principal amounts	$9,222.8	$9,226.2	$241.5	$241.5
Weighted average interest rates:
Pay floating (receive fixed)	0.42%(2.42%)	—	N/A	N/A
Pay fixed (receive floating)	—	2.29%(0.42%)	N/A	N/A
Weighted average strike rate	N/A	N/A	3.24%	3.24%
Weighted average remaining term to maturity (in months)	80	80	23	23
Fair value:
Recognized as an asset	$953.6	$23.8	$3.7	$—
Recognized as a liability	—	188.7	—	3.7
See Notes 13 and 14 to the Consolidated Financial Statements for further information relating to derivatives.
Item 3 – Quantitative and Qualitative Disclosures About Market Risk
The information required by this item appears on pages 92 through 96 of this report.
Item 4 – Controls and Procedures
People’s United’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of People’s United’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that People’s United’s disclosure controls and procedures are effective, as of June 30, 2020, to ensure that information relating to People’s United, which is required to be disclosed in the reports People’s United files with the SEC under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

During the quarter ended June 30, 2020, there has not been any change in People’s United’s internal control over financial reporting that has materially affected, or are reasonably likely to materially affect, People’s United’s internal control over financial reporting.

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
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table provides information with respect to purchases made by People’s United of its common stock during the three months ended June 30, 2020:
Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share		Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1 - 30, 2020
Tendered by employees (1)	—	$—		—
May 1-31, 2020
Tendered by employees (1)	—	$—		—
June 1 - 30, 2020
Tendered by employees (1)	2,542	$11.61	1	—	—
Total:
Tendered by employees (1)	2,542	$11.61		—	—

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

Item 3 – Defaults Upon Senior Securities
None.

Item 4 – Mine Safety Disclosures
None.
Item 5 – Other Information
None.
Item 6 – Exhibits
The following Exhibits are filed herewith:

Designation	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.1	The following financial information from People’s United Financial, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 formatted in Inline XBRL: (i) Consolidated Statements of Condition as of June 30, 2020 and December 31, 2019; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2020 and 2019; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and 2019; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2020 and 2019; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019; and (vi) Notes to Consolidated Financial Statements.

INDEX TO EXHIBITS

Designation	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.1	The following financial information from People’s United Financial, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 formatted in Inline XBRL: (i) Consolidated Statements of Condition as of June 30, 2020 and December 31, 2019; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2020 and 2019; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and 2019; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2020 and 2019; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019; and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, People’s United Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLE’S UNITED FINANCIAL, INC.

Date: August 10, 2020	By:	/s/ John P. Barnes
John P. Barnes
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2020	By:	/s/ R. David Rosato
R. David Rosato
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: August 10, 2020	By:	/s/ Jeffrey Hoyt
Jeffrey Hoyt
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)