Form 10-K
period 2020-12-31
People's United Financial, Inc.
filed 2021-03-01
CIK 1378946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-K
____________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to _________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant, based upon the last reported sales price of its common stock as of the last business day of the registrant’s most recently completed second quarter on the NASDAQ Global Select Market was approximately $4.91 billion.
As of February 19, 2021, there were 425,524,923 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference
The information required by Part III is incorporated by reference to our definitive proxy statement or in an amendment to the Form 10-K, to be filed no later than 120 days after the end of the fiscal year covered by this Form 10-K.

PEOPLE’S UNITED FINANCIAL, INC.
2020 FORM 10-K

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
In addition to traditional banking activities, the Bank provides specialized financial services tailored to specific markets including: personal, institutional and employee benefit trust; cash management; and municipal banking. Through its non-banking subsidiaries, the Bank offers: equipment financing through People’s Capital and Leasing Corp. (“PCLC”), People’s United Equipment Finance Corp. (“PUEFC”) and LEAF Commercial Capital, Inc. (“LEAF”); brokerage, financial advisory services, investment management services and life insurance through People’s Securities, Inc. (“PSI”); and investment advisory services and financial management and planning services through People’s United Advisors, Inc. (“PUA”).
This full-range of financial services is delivered through a network of 417 branches located in Connecticut, southeastern New York, Massachusetts, Vermont, New Hampshire and Maine, including 84 full-service in-store Stop & Shop supermarket branches throughout Connecticut and 56 in southeastern New York that provide customers with seven-days-a-week banking in most locations. The Bank’s distribution network includes investment and brokerage offices, commercial banking offices, online banking and investment trading, a 24-hour telephone banking service and participation in a worldwide ATM network. PCLC, PUEFC and LEAF maintain a sales presence in 16 states to support equipment financing operations throughout the United States. The Bank maintains a mortgage warehouse lending group located in Kentucky and a national credits group that has participations in commercial loans and commercial real estate loans to borrowers in various industries on a national scale.
People’s United’s operations are divided into three primary operating segments that represent its core businesses: Commercial Banking; Retail Banking; and Wealth Management. In addition, the Treasury area manages People’s United’s securities portfolio, short-term investments, brokered deposits and wholesale borrowings.
The Company’s operating segments have been aggregated into two reportable segments: Commercial Banking and Retail Banking. Commercial Banking consists principally of commercial real estate lending, middle market and business banking, mortgage warehouse and asset-based lending, and the equipment financing operations of PCLC, PUEFC and LEAF. This segment also provides treasury management services, capital market capabilities and commercial deposit products. Retail Banking includes, as its principal business lines, consumer lending (including residential mortgage and home equity lending) and consumer deposit gathering activities. This segment also includes those services provided by PSI and PUA as well as non-institutional trust services.
Effective June 27, 2018, the Bank completed its acquisition of Vend Lease Company (“Vend Lease”). Effective October 1, 2018, People’s United completed its acquisition of First Connecticut Bancorp, Inc. (“First Connecticut”) based in Farmington, Connecticut. Effective January 2, 2019, the Bank completed its acquisition of VAR Technology Finance (“VAR”). Both Vend Lease and VAR are now considered divisions of LEAF. Effective April 1, 2019, People’s United completed its acquisition of BSB Bancorp, Inc. (“BSB Bancorp”) based in Belmont, Massachusetts. Effective November 1, 2019, People’s United completed its acquisition of United Financial Bancorp, Inc. (“United Financial”) based in Hartford, Connecticut. The assets acquired and liabilities assumed in these transactions were recorded at their estimated fair values as of the respective closing dates. People’s United’s results of operations include the results of these acquired companies beginning with the respective effective dates. See Note 2 to the Consolidated Financial Statements for a further discussion on these acquisitions. Further discussion of People’s United’s business and operations appears on pages 21 through 72.
On February 22, 2021, People’s United and M&T Bank Corporation (“M&T”) announced that they have entered into a definitive agreement under which M&T will acquire People’s United in an all-stock transaction. Under the terms of the agreement, each share of People’s United common stock will be converted into the right to receive 0.118 shares of M&T common stock. The merger is expected to close in the fourth quarter of 2021, subject to the satisfaction of customary closing conditions, including receipt of regulatory approvals and approval by the shareholders of each company.

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
Regulatory Capital Requirements
Bank holding companies and national banks are subject to various regulations regarding capital requirements administered by U.S. banking agencies. The FRB (in the case of a bank holding company) and the OCC (in the case of a bank) may initiate certain actions if a bank holding company or a bank fails to meet minimum capital requirements. In addition, under its prompt corrective action regulations, the OCC is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized bank. These actions could have a direct material effect on a bank’s financial statements. People’s United and the Bank are subject to regulatory capital requirements administered by the FRB and the OCC, respectively. Both People’s United and the Bank are subject to capital rules (the “Basel III capital rules”) issued by U.S. banking agencies. See Management’s Discussion and Analysis—Regulatory Capital Requirements beginning on page 67 for a further discussion regarding capital requirements.

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
Under the Federal Deposit Insurance Act (the “FDI Act”), an insured depository institution, such as the Bank, is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is used in the FDI Act). Payment of dividends by the Bank also may be restricted at any time at the discretion of the appropriate regulator if it deems the payment to constitute an unsafe and unsound banking practice. See Note 15 to the Consolidated Financial Statements for a further discussion on capital distributions.
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
Prompt Corrective Action. FDICIA also established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, federal bank regulators, including the OCC, are required to take certain, and authorized to take other, supervisory actions against undercapitalized institutions, based upon five categories of capitalization which FDICIA created: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized”.
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
If a bank fails to submit an acceptable plan, it is treated as if it were “significantly undercapitalized”. Banks that are significantly or critically undercapitalized are subject to a wider range of regulatory requirements and restrictions. Under OCC regulations, generally, a national bank is treated as “well-capitalized” if its Total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 8% or greater, its Common Equity Tier 1 (“CET 1”) capital ratio is 6.5% or greater and its
Tier 1 leverage ratio is 5% or greater, and it is not subject to any order or directive by the OCC to meet a specific capital level. Basel III capital rules also revised the prompt corrective action framework by incorporating new regulatory capital minimums. As of December 31, 2020, the Bank’s regulatory capital ratios exceeded the OCC’s numeric criteria for classification as a
“well-capitalized” institution.
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
The FDIC has established a system for setting deposit insurance premiums based upon the risks a particular bank poses to the DIF. The quarterly assessment is based on a bank’s average consolidated total assets minus average tangible equity (defined as Tier 1 capital). The FDIC applies a scorecard-based assessment system for financial institutions with more than $10 billion in assets (such as the Bank). One of the financial ratios used in the scorecard is the ratio of “higher risk” assets to Tier 1 capital and reserves. The classification of assets such as commercial and industrial loans, securities and consumer loans as “higher risk” is determined in accordance with applicable FDIC regulations and guidance. See Management’s Discussion and
Analysis—Non-Interest Expense beginning on page 41 for a further discussion regarding regulatory assessments.
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
The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received a “satisfactory” rating in its most recent CRA examination for the evaluation period ending December 31, 2018. The Federal banking agencies adopted regulations implementing the requirements under the Gramm-Leach-Bliley Act that insured depository institutions publicly disclose certain agreements that are in fulfillment of the CRA. The Bank has no such agreements in place at this time.
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
Recognizing that alternative mortgage products expose institutions to increased risks as compared to traditional loans where payments amortize or reduce the principal amount, the guidance requires increased scrutiny for alternative mortgage products. Institutions that originate or service alternative mortgages should have: (i) strong risk management practices that include maintenance of capital levels and allowance for credit losses (“ACL”) commensurate with the risk; (ii) prudent lending policies and underwriting standards that address a borrower’s repayment capacity; and (iii) programs and practices designed to ensure that consumers receive clear and balanced information to assist in making informed decisions about mortgage products. The guidance also recommends heightened controls and safeguards when an institution combines an alternative mortgage product with features that compound risk, such as a simultaneous second-lien or the use of reduced documentation to evaluate a loan application. The Bank complies with the guidance on non-traditional mortgage products as it is interpreted and applied by the OCC.
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
Reserve Requirements. In December 2020, the FRB adopted a final rule that served to lower reserve requirement ratios on transaction accounts maintained at depository institutions, including the Bank, to zero percent, thereby effectively eliminating all reserve requirements.
Market Area and Competition
People’s United’s primary market areas are New England and southeastern New York, with Connecticut, Massachusetts and New York having the largest concentration of its loans, deposits and branches. At December 31, 2020, 25%, 20% and 18% of the Company’s loans by outstanding principal amount were to customers located within Connecticut, Massachusetts and New York, respectively. Loans to customers located in the New England states as a group represented 55% of total loans at December 31, 2020. However, substantially the entire equipment financing portfolio (94% at December 31, 2020) was to customers located outside of New England. At December 31, 2020, 29% of the equipment financing portfolio was to customers located in Texas, California and New York, and no other state exposure was greater than 7%.
As of June 30, 2020, People’s United had: (i) the largest market share of deposits in Fairfield County, Connecticut; (ii) the second largest market share of deposits in the state of Connecticut; and (iii) the largest market share of deposits in the state of Vermont. People’s United competes for deposits, loans and financial services with commercial banks, savings institutions, commercial and consumer finance companies, mortgage banking companies, insurance companies, credit unions and a variety of other institutional lenders and securities firms.
As People’s United’s predominant market, Connecticut is one of the most attractive banking markets in the U.S. With a total population of approximately 3.6 million and a median household income of $81,962, Connecticut ranks seventh in the U.S., well above the U.S. median household income of $67,761, according to U.S. Census data and SNL Financial. The median household income in New York, which has the Company’s second highest number of branches, was $74,462, according to U.S. Census data and SNL Financial. The median household income in Massachusetts and Vermont, which have the Company’s third and fourth highest number of branches, was $87,126 and $67,454, respectively, according to U.S. Census data and SNL Financial.
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

Human Capital Management
As an organization, we remain steadfast in our commitment to focus on our impact as a good corporate citizen and to create a culture where our moral and ethical obligations intersect with our top priorities of providing an exceptional customer experience and empowering our employees. Our human capital management strategy aligns with that commitment to ensure we leverage the talent needed, not just for today, but also for the future. Our employees are the foundation of our success and are responsible for upholding our guiding principles, which embody integrity, trust, empathy, collaboration, work ethic, courage, inclusion and positive attitude.
As of December 31, 2020 the Bank employed 5,987 total employees in the United States with a breakdown as follows:
•Full-Time 5,640
•Part-Time 287
•Temporary 60
Talent Acquisition, Development and Retention
Hiring and Early-Stage Career Programs
Successful execution of our strategy largely depends on attracting, developing and retaining dedicated employees and members of our management team. The skills, experience and industry knowledge of our employees significantly benefit our overall operations and performance. We regularly evaluate, modify, and enhance our methodology and processes to enhance employee engagement, productivity, and efficiency opportunities, skills, and resources they need to be successful.
To continuously provide our customers with a great banking experience, we are committed to hiring and building an outstanding team. In 2020, we hired 934 new employees, including 13 senior officers for key strategic positions. Though hiring was down 47% from the previous year due to the COVID-19 pandemic and a decrease in turnover, our commitment to maintaining a skilled and engaged workforce to meet the needs of our customers, especially during this challenging time, was and continues to be a top priority.
Another way we invest in our employees is through the continuous development and learning opportunities we provide. From early-stage career programs to management and leadership development, our employees are encouraged to take advantage of these dynamic tools to cultivate the knowledge and skills needed to perform and grow.
In 2020, we launched our first rotational development program where we enrolled 11 recent college graduates into a one-year learning experience, working directly with business areas where they will be assigned to positions upon graduation. Seven of these associates were participants in our corporate intern program, which we run each year attracting rising juniors and seniors from colleges and universities across our footprint.
Talent Development, Career & Succession Planning
To build manager capability and leadership skills, we offer several programs that combine instructor-led and self-paced curriculum as well as dialogues with executives and applied learning.
In 2020, we added a new program, “Always Coaching,” to build the coaching capability of our managers. Through coaching and the self-discovery it promotes for employees, we are supporting managers across all lines of our business to leverage coaching techniques to accelerate employee performance.
To provide all employees with access to continuous learning, we employ learning platforms that contain a library of on-demand courses on a variety of relevant topics that focus on skill enhancement, product knowledge and competency development.
To develop a pipeline of future leaders, high potential employees are nominated to participate in the “Lead from Any Chair” program, where emerging talent in non-management roles are exposed to training designed to increase strategic and business acumen and the development of impact and influence across the organization.
To identify our top talent and prepare them for future leadership roles, we have a disciplined annual talent management program that begins with managers and employees discussing career aspirations, followed by performance and potential talent discussions and succession planning, all supported by an integrated talent management portal.
Total Rewards
Our pay-for-performance culture enables employees to earn a salary and bonus based on how they perform compared against established business and development goals. This alignment of performance with goals originating from the top of the organization ensures that everyone is working toward a common purpose, which results in a clear vision and better outcomes.

To additionally recognize and reward employees who demonstrate the behaviors associated with our Guiding Principles and exhibit strong performance and results, we introduced two new recognition programs in 2020. The People’s United Leadership program for managers to nominate deserving employees, and a peer-to-peer recognition program where colleagues can reward and recognize each other through an interactive platform.
Our benefit programs also demonstrate our commitment to the health and wellbeing of our employees. They include medical, dental, vision and other wellness plan options. For employees desiring to continue their education and explore opportunities across the organization, we offer tuition reimbursement and an internal job-posting program. We also offer flexible work arrangements, paid time off, employee assistance programs with 24/7 support, and leave of absence/family leave policies to help our employees balance their professional and personal goals.
Diversity Equity and Inclusion/Culture
We embrace diversity and inclusion. Our commitment to diversity and inclusion is represented by our hiring of the first Chief Diversity Officer in the Bank’s history who will be empowered to focus on creating and executing our multi-year diversity, equity and inclusion strategy.
•As of December 31, 2020, women represented 62% of our overall workforce and represented 58% of new hires and 63% of promotions in 2020.
•As of December 31, 2020, people of color represented approximately 30% of our overall workforce and accounted for 32% of new hires and 33% of promotions.
•The Women in Leadership (“WIL”) program launched in 2015 and has been a foundational pillar supporting our culture of diversity and inclusion. With 11 chapters across the country, WIL provided resources, support and contributions to over 25 community organizations. WIL also provides development opportunities through its signature mentoring program and event programming.
To protect our customers, our employees and our brand, as well as ensure we uphold our values of trust and respect for each other, all employees are required to successfully complete annual training on topics including safety, ethics and privacy. Employees must also complete training on sexual harassment prevention. Additionally, we consistently enforce policies such as Conflict Resolution, Discrimination- and Harassment-Free Work Environment, and Workplace Violence Prevention that help create and sustain our respectful, inclusive and positive work environment. People’s United prohibits discrimination based on, including but not limited to, age, race, color, religion, sex, sexual orientation, gender, and gender identity and expression.
Health and Safety/Well-Being
Due to the priority and concern for the health and safety of our employees given the COVID-19 environment, we instituted many protocols and practices in 2020 that enabled us to meet the needs of our customers and maintain banking operations while demonstrating our commitment to the wellbeing of our employees.
We were able to swiftly shift two-thirds of the workforce to work remotely while our Retail Branch employees worked onsite following safety protocols to ensure their health and safety. A Health & Safety site plan was created for all work locations and a mandatory Health & Safety on-line pre-screen survey was implemented for all employees to successfully complete prior to entering a People’s United worksite. Training on health and safety practices was administered to all employees.
To assist employees with balancing their personal responsibilities during this time, we created an additional
Paid-Time-Off award program (10 days) for employees who did not have the ability to work remotely due to the nature of their jobs.
To support employee health and wellbeing, we implemented the CARES Act changes to our Medical plan covering telehealth services at 100% regardless of diagnosis and waived member out-of-pocket costs for COVID-related approved testing and treatment. We also implemented CARES Act changes to our 401(k) plan to allow for COVID-related distributions and increase the 401(k) loan allowance amount and 401(k) loan re-payment deferral period.
To maintain open communications and obtain feedback from our employees with respect to their continued wellbeing and productivity while working remotely, we created a dedicated intranet site with resources and FAQs and conducted surveys. Results from the survey conducted in September 2020 revealed that:
•88% of the respondents felt they were as or more productive working from home; and
•95% of the respondents felt the frequency and effectiveness of the communication from the Company had exceeded or met their expectations.

Access to Information
As a public company, People’s United is subject to the informational requirements of the Exchange Act, as amended and, in accordance therewith, files reports, proxy and information statements and other information with the SEC. Such reports, proxy and information statements and other information can be inspected and copied at prescribed rates at the public reference room maintained by the SEC at 100 F Street N.E., Washington, D.C. 20549 and are available on the SEC’s EDGAR database on the internet at www.sec.gov. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. People’s United’s common stock is listed on the NASDAQ Global Select Market under the symbol PBCT.
Copies of many of these reports are also available through People’s United’s website at www.peoples.com.
People’s United currently provides website access to the following reports:
Form 10-K;
Form 10-Q;
Form 8-K;
Annual Report to Shareholders; and
Proxy Statement for Annual Meeting of Shareholders
Item 1A. Risk Factors
Interest Rate Risk
Changes in Interest Rates Could Adversely Affect Our Results of Operations and Financial Condition
People’s United makes most of its earnings based on the difference between interest it earns compared to interest it pays. This difference is called the “interest spread”. People’s United earns interest on loans and to a much lesser extent on securities and short-term investments. These are called “interest-earning assets.” People’s United pays interest on some forms of deposits and on funds it borrows from other sources. These are called “interest-bearing liabilities.”
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
Lending and Credit-Related Risk
The Geographic Concentration of Our Loan Portfolio Could Make Us Vulnerable to a Downturn in the Economies in Which We Operate
At December 31, 2020, 25%, 20% and 18% of the Company’s loans by outstanding principal amount were to customers located within Connecticut, Massachusetts and New York, respectively. Loans to people and businesses located in the New England states as a group represented 55% of total loans at that date. How well our business performs depends very much on the health of these regional and local economies. We could experience losses in our real estate-related loan portfolios if the prices for housing and other kinds of real estate decreased significantly in New England or southeastern New York.
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
No assurance can be given that such conditions will not occur or that such conditions will not result in a decrease in our interest income, an increase in our non-accrual loans, an increase in our provision for credit losses or an adverse impact on our loan losses.
If People’s United’s Allowance for Credit Losses Is Not Sufficient to Cover Actual Loan Losses, Our Earnings Would Decrease
We maintain an allowance for credit losses (“ACL”) on loans, securities and off-balance-sheet credit exposures. In the case of loans and securities, the ACL represents a contra-asset valuation account that is deducted from the amortized cost basis of these assets to present the net amount expected to be collected. In the case of off-balance-sheet credit exposures, the ACL represents a liability account reported as a component of other liabilities in the Consolidated Statement of Condition. The amount of each allowance account represents management’s best estimate of current expected credit losses on these financial instruments considering available information, from both internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the underlying instruments. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. As a result, the determination of the appropriate level of ACL inherently involves a high degree of subjectivity and requires us to make significant estimates related to current and expected future credit risks and trends, all of which may undergo material changes. Continuing deterioration in economic conditions affecting borrowers and securities issuers; new information regarding existing loans, credit commitments and securities holdings; and identification of additional problem loans, ratings down-grades and other factors, both within and outside of our control, may require an increase in the ACL on loans, securities and off-balance sheet credit exposures.

In addition, bank regulatory agencies periodically review our ACL and may require an increase in credit loss expense or the recognition of further loan charge-offs, based on judgments different than those of management. Furthermore, if any charge-offs related to loans, securities or off-balance sheet credit exposures in future periods exceed our ACL on loans, securities or off-balance sheet credit exposures, we will need to recognize additional credit loss expense to increase the applicable allowance. Any increase in the ACL on loans, securities and/or off-balance sheet credit exposures will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our business, financial condition and results of operations. See Note 1, “Summary of Significant Accounting Policies” and Note 6, “Allowance for Credit Losses” in the accompanying Consolidated Financial Statements for a further discussion.
Changes in Our Asset Quality Could Adversely Affect Our Results of Operations and Financial Condition
Asset quality measures the performance of a borrower in repaying a loan, with interest, on time. While we believe we have benefited from relatively stable asset quality, there are elements of our loan portfolio that inherently present greater credit risk, such as interest-only residential mortgage loans, home equity loans and lines with incomplete first lien data, and commercial real estate loans. Each of these portfolio risk elements, where potentially material in the context of our overall loan portfolio, are discussed in greater detail within Management’s Discussion and Analysis—Asset Quality beginning on page 52. While the Company believes that it manages asset quality through prudent underwriting practices and collection operations, it is possible that our asset quality could deteriorate, depending upon economic conditions and other factors.
Availability of First Lien Data With Respect to Our Home Equity Loans and Lines of Credit Could Delay Our Response to Any Deterioration in the Borrower’s Credit
We do not currently have statistics for our entire portfolio of home equity loans and lines of credit with respect to first liens serviced by third parties that have priority over our junior liens, as we did not historically capture that data on our loan servicing systems. As a result, we may therefore be unaware that the loan secured by the first lien is not performing, which could delay our response to an apparent deterioration in the borrower’s creditworthiness. As of December 31, 2020, full and complete first lien position data was not readily available for 36% of the home equity portfolio which, in turn, represented
2% of our overall loan portfolio at that date.
We are working to obtain the missing first lien information and have, in certain cases, obtained the data through information reported to credit bureaus when the borrower defaults. This data collection effort, however, can be more difficult in cases where more than one mortgage is reported in a borrower’s credit report and/or there is not a corresponding property address associated with a reported mortgage, in which case we are often unable to associate a specific first lien with our junior lien. See the discussion in Management’s Discussion and Analysis—Asset Quality—Portfolio Risk Elements—Home Equity Lending beginning on page 54 for more detail, including steps we are taking to otherwise address this issue.
Operational Risk
Our Business Is Affected by the International, National, Regional and Local Economies in Which We Operate
Changes in international, national, regional and local economic conditions affect our business. If economic conditions change significantly or quickly, our business operations could suffer, and we could become weaker financially as a result.
During certain economic cycles, the housing and real estate markets, as well as the broader economy, may experience declines, both on a national and local level. Housing market conditions in the New England and New York metro regions, where much of our lending activity occurs, may be adversely impacted, leading to a reduced level of sales, an increased inventory of houses on the market, a decline in house prices and an increase in the length of time houses remain on the market. No assurance can be given that these economic conditions will not occur or that such conditions will not result in a decrease in our interest income, an increase in our non-accrual loans, an increase in our provision for credit losses or an adverse impact on our loan losses.
Significant volatility in the financial and capital markets during this time may lead to credit and liquidity concerns, a recessionary economic environment and, in turn, weakness within the commercial sector. Our loan portfolio is not immune to potential negative consequences arising as a result of general economic weakness and, in particular, a prolonged downturn in the housing market on a national scale. Decreases in real estate values could adversely affect the value of property used as collateral for loans. In addition, adverse changes in the economy could have a negative effect on the ability of borrowers to make scheduled loan payments, which would likely have an adverse impact on earnings. Further, an increase in loan delinquencies may serve to decrease interest income and adversely impact loan loss experience, resulting in an increased provision and ACL.

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
The Success of Our Stop & Shop Branches Depends on the Success of the Stop & Shop Brand
One element of our strategy is to focus on increasing deposits by providing a wide range of convenient services to our customers. An integral component of this strategy is the Bank’s supermarket banking initiative, pursuant to which, as of December 31, 2020, the Bank has established 140 full-service Stop & Shop branches throughout Connecticut and southeastern New York, most of which are in close proximity to our traditional branches, which provide customers with the convenience of seven-days-a-week banking in most locations. At December 31, 2020, 34% of the Bank’s branches were located in
Stop & Shop supermarkets and 11% of our total deposits at that date were held in Stop & Shop branches.
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
On January 21, 2021, the Bank announced its decision not to renew its agreements with Stop & Shop to operate
140 in-store branches in Connecticut and New York upon their expiration in 2022. Branch closures will take place over several years using a phased approach.
Our Goodwill May be Determined to be Impaired at a Future Date Depending on the Results of Periodic Impairment Evaluations
People’s United evaluates goodwill for impairment on an annual basis (or more frequently, if necessary). According to applicable accounting requirements, acceptable valuation methods include present-value measurements based on multiples of earnings or revenues, or similar performance measures. If the quoted market price for People’s United common stock were to decline significantly, or if it was determined that the carrying amount of our goodwill exceeded its implied fair value, we would be required to write down the asset recorded for goodwill as reflected in the Consolidated Statements of Condition. This, in turn, would result in a non-cash charge to earnings and, thus, a reduction in stockholders’ equity. See Notes 1 and 8 to the Consolidated Financial Statements for additional information concerning People’s United’s goodwill and the required impairment test.
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
External and Market-Related Risk
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
Compliance and Regulatory Risk
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
Our Ability to Declare and Pay Dividends May Be Subject to Additional Regulatory Restrictions and We May Not Pay Dividends on Our Common Stock in the Future
People’s United’s stockholders receive dividends, as the Board of Directors may declare, out of funds legally available for such payments. Our ability to pay dividends depends primarily on our receipt of dividends from the Bank, the payment of which is subject to numerous limitations under federal and state banking laws, regulations and policies. As a consequence of these various limitations and restrictions, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our common stock. In addition, as a bank holding company our ability to declare and pay dividends is dependent on certain federal regulatory considerations, including the guidelines of the FRB regarding capital adequacy and dividends. As a result of negative retained income (as defined) at the Bank as of December 31, 2020, and a consolidated net loss in the fourth quarter of 2020 brought about by a $353.0 million non-cash goodwill impairment charge, both the Company and the Bank may be required to obtain the non-objection of their respective primary regulator prior to declaring and paying a dividend.
Acquisition-Related Risk
Failure to Complete the Merger With M&T Could Negatively Affect Our Stock Price and Our Future Business and Financial Results
If the pending merger with M&T is not completed for any reason, People’s United’s ongoing business may be adversely affected and, without realizing any of the benefits of having completed the merger, People’s United would be subject to a number of risks, including the following:
•we may experience negative reactions from the financial markets, including negative effects on our stock price;
•we may experience negative reactions from our customers and vendors;
•we will have incurred substantial expenses and will be required to pay certain costs relating to the merger, including legal, accounting, and other fees, whether or not the merger is completed; and
•our management team will have devoted substantial time and resources to matters relating to the merger, and would otherwise have devoted their time and resources to other opportunities that may have been beneficial to People’s United.

In addition, if the Merger Agreement is terminated and People’s United seeks another merger or business combination, the market price of our common stock could decline, which could make it more difficult to find a party willing to offer equivalent or more attractive consideration than the consideration M&T has agreed to provide in the merger.
We Will be Subject to Uncertainties While Our Merger With M&T is Pending, Which Would Adversely Affect Our Business
Uncertainty about the effect of the merger on our employees and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the merger is consummated and for a period of time thereafter, and could cause customers and others that deal with us to seek to change their existing business relationships with us. Employee retention may be particularly challenging during the pendency of the merger, as employees may experience uncertainty about their roles with the surviving corporation following the merger.
The Merger Agreement May be Terminated and Our Merger With M&T May Not be Completed
The Merger Agreement is subject to a number of customary closing conditions, including the receipt of regulatory approvals and the requisite approvals of our and M&T’s stockholders. Conditions to the closing of the merger may not be fulfilled in a timely manner or at all, and, accordingly, the merger may be delayed or may not be completed. In addition, we and/or M&T may elect to terminate the Merger Agreement under certain circumstances.
Shareholder Litigation Could Prevent or Delay the Closing of Our Pending Merger With M&T or Otherwise Negatively Affect our Business and Operations
We may incur additional costs in connection with the defense or settlement of any shareholder lawsuits filed in connection with our pending merger with M&T. Such litigation could have an adverse effect on our financial condition and results of operations and could prevent or delay the consummation of the merger.
Because the Market Price of M&T’s Common Stock May Fluctuate, Our Stockholders Cannot be Certain of the Precise Value of the Merger Consideration They May Receive In Our Proposed Merger With M&T
At the time our pending merger with M&T is completed, each issued and outstanding share of our common stock (other than certain shares held by us or M&T) will be converted into the right to receive 0.118 shares of M&T’s common stock. There will be a time lapse between each of the date of the proxy statement/prospectus for the stockholders’ meeting to approve the merger, the date on which our stockholders vote to approve the merger, and the date on which our stockholders entitled to receive shares of M&T’s common stock actually receive such shares. The market value of M&T’s common stock may fluctuate during these periods as a result of a variety of factors, including general market and economic conditions, changes in M&T’s businesses, operations and prospects, and regulatory considerations. Many of these factors are outside of our and M&T’s control. Consequently, at the time that our stockholders must decide whether to approve the merger, they will not know the actual market value of the shares of M&T’s common stock they will receive when the merger is completed. The actual value of the shares of M&T’s common stock received by our shareholders will depend on the market value of shares of M&T’s common stock at the time the merger is completed. This market value may be less or more than the value used to determine the exchange ratio stated in the Merger Agreement.
General
Risks Relating to the Impact of COVID-19
On March 11, 2020, the World Health Organization declared the outbreak of a strain of novel coronavirus disease (“COVID-19”) a global pandemic. The COVID-19 pandemic has had, and continues to have, a material impact on businesses around the world and the economic environments in which they operate. In March 2020, the United States declared a federal state of emergency in response to the COVID-19 pandemic, which continued to spread throughout the country. The outbreak of this virus has disrupted global financial markets and negatively affected supply and demand across a broad range of industries. There are a number of factors associated with the outbreak and its impact on global economies, including the United States, that have had, and could continue to have, a material adverse effect on (among other things) the profitability, capital and liquidity of financial institutions such as People’s United.
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
An immediate financial impact during 2020 has been higher lifetime expected credit losses driven by a worsening of the economic scenarios used to calculate the ACL due, primarily, to a weakening in gross domestic product and employment in the United States. See Note 6, "Allowance for Credit Losses" in the accompanying Consolidated Financial Statements for further discussion.
Should the COVID-19 pandemic continue to cause disruption to economic activity, there could be further impacts on the Company’s income due to lower lending and transaction volumes and lower wealth management revenue due to volatility and weakness in the equity markets. Other potential risks include credit rating migration which could negatively impact our risk-weighted assets and capital position, and potential liquidity stress due, among other factors, to increased customer drawdowns, notwithstanding the significant initiatives that the U.S. government and the Federal banking regulators have put in place to support both funding and liquidity. In addition, lower interest rates will negatively impact net interest income. Should the aforementioned economic conditions persist, the impairment of goodwill and other acquisition-related intangible assets could occur. Further, while the Company continues to develop its program for transitioning away from interbank offered rates, including LIBOR, the COVID-19 pandemic could affect its progress as well as the progress of other market participants.
Government actions and support measures taken in response to the COVID-19 pandemic may create restrictions in relation to capital. These may limit management’s flexibility in managing the business and taking action with respect to capital distribution and capital allocation. In addition, federal and state legislative and regulatory developments in response to COVID-19 may continue to impact our business and operations by, for example, requiring forbearance on loans, suspending foreclosure sales and imposing restrictions on our ability to charge certain fees. The extent of such impact will depend on the outcome of certain developments, including but not limited to, the duration and spread of the pandemic as well as its continuing impact on our customers, vendors and employees, all of which are uncertain at this time. Although vaccine distribution began in late 2020, uncertainty remains with respect to when, and to what extent, economic activity will notably improve.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
People’s United’s corporate headquarters is located in Bridgeport, Connecticut. The headquarters building had a net book value of $42 million at December 31, 2020 and People’s United occupies 89% of the building; all other available office space is leased to an unrelated party. People’s United delivers its financial services through a network of 417 branches located throughout Connecticut, southeastern New York, Massachusetts, Vermont, New Hampshire and Maine. People’s United’s branch network is primarily concentrated in Connecticut, where it has 172 offices (including 84 located in Stop & Shop supermarkets). People’s United also has 101 branches in southeastern New York (including 56 located in Stop & Shop supermarkets), 64 branches in Massachusetts, 38 branches in Vermont, 25 branches in New Hampshire and 17 branches in Maine. People’s United owns 143 of its branches, which had an aggregate net book value of $124 million at
December 31, 2020. People’s United’s remaining banking operations are conducted in leased locations. Information regarding People’s United’s operating leases for office space and related rent expense appears in Note 7 to the Consolidated Financial Statements.
Item 3. Legal Proceedings
The information required by this item appears in Note 22 to the Consolidated Financial Statements.
Item 4. Mine Safety Disclosures
None.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities
The common stock of People’s United is listed on the NASDAQ Global Select Market under the symbol “PBCT”.
On February 19, 2021, the closing price of People’s United common stock was $15.68. As of that date, there were approximately 21,150 record holders of People’s United common stock.
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

Total Return Performance
Index Value
250
200
150
100
50
0
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
People's United Financial, Inc.
S&P 500 Stock Index
Russell Midcap Index
SNL Large Cap Index

The graph assumes $100 invested on December 31, 2015 in each of People’s United’s common stock, the S&P 500 Stock Index, the Russell Midcap Index and the SNL Large Cap Index. The graph also assumes reinvestment of all dividends.
The Russell Midcap Index is a market-capitalization weighted index comprised of 800 publicly-traded companies which are among the 1,000 largest U.S. companies (by market capitalization) but not among the 200 largest such companies. People’s United is included as a component of the Russell Midcap Index. The SNL Large Cap Index is an index prepared by SNL Securities comprised of 40 financial institutions (including People’s United) located throughout the U.S.

Issuer Purchases of Equity Securities
The following table provides information with respect to purchases made by People’s United of its common stock during the three months ended December 31, 2020:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1—31, 2020:
Tendered by employees (1)	—	$—	—	—
November 1—30, 2020:
Tendered by employees (1)	—	$—	—	—
December 1—31, 2020:
Tendered by employees (1)	9,260	$12.78	—	—
Total:
Tendered by employees (1)	9,260	$12.78	—	—
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
Additional information required by this item is included in Part III, Item 12 of this report, and Notes 15 and 28 to the Consolidated Financial Statements.

Item 6. Selected Financial Data

As of and for the years ended December 31 (dollars in millions, except per common share data)	2020	2019	2018	2017	2016
Earnings Data:
Net interest income (fully taxable equivalent)	$1,605.6	$1,441.7	$1,262.4	$1,143.2	$1,004.5
Net interest income	1,575.8	1,412.3	1,236.0	1,100.5	972.2
Provision for credit losses (1)	155.8	28.3	30.0	26.0	36.6
Non-interest income	492.7	431.1	366.4	352.9	342.7
Non-interest expense (2)	1,564.1	1,162.7	996.1	960.3	868.8
Income before income tax expense	348.6	652.4	576.3	467.1	409.5
Net income	219.6	520.4	468.1	337.2	281.0
Net income available to common shareholders (2)	205.5	506.3	454.0	323.1	279.2
Selected Statistical Data:
Net interest margin	2.99%	3.14%	3.12%	2.98%	2.80%
Return on average assets (2)	0.36	1.01	1.04	0.79	0.71
Return on average common equity	2.7	7.4	7.8	6.0	5.8
Return on average tangible common equity (2)	4.8	13.4	14.3	11.0	10.2
Efficiency ratio (2)	54.2	55.8	57.4	57.7	60.5
Financial Condition Data:
Total assets	$63,092	$58,590	$47,877	$44,453	$40,610
Loans	43,870	43,596	35,241	32,575	29,745
Securities	9,191	7,790	7,233	7,043	6,738
Short-term investments	3,766	317	266	378	182
Allowance for credit losses on loans (3)	425	247	240	234	229
Goodwill and other acquisition-related intangible assets	2,846	3,275	2,866	2,560	2,142
Deposits	52,138	43,590	36,159	33,056	29,861
Borrowings	1,148	5,155	3,593	4,104	4,057
Notes and debentures	1,010	993	896	902	1,030
Stockholders’ equity	7,603	7,947	6,534	5,820	5,142
Non-accrual loans (3)	329	224	218	178	173
Ratios:
Net loan charge-offs to average total loans	0.11%	0.06%	0.07%	0.07%	0.06%
Non-performing assets to total loans, real estate owned and repossessed assets (3)	0.78	0.57	0.67	0.61	0.64
Allowance for credit losses on loans to (3):
Total loans	0.97	0.57	0.68	0.72	0.77
Non-accrual loans	129.1	110.0	110.4	131.4	132.8
Average stockholders’ equity to average total assets	12.8	13.6	13.4	13.1	12.2
Stockholders’ equity to total assets	12.1	13.6	13.6	13.1	12.7
Tangible common equity to tangible assets (2)	7.5	8.0	7.6	7.2	7.2
Total risk-based capital (4)	12.4	12.0	12.5	12.2	12.5
Common Share Data:
Earnings per common share:
Basic	$0.49	$1.28	$1.30	$0.98	$0.92
Diluted (2)	0.49	1.27	1.29	0.97	0.92
Dividends paid per common share	0.7175	0.7075	0.6975	0.6875	0.6775
Common dividend payout ratio (2)	148.0%	54.3%	53.7%	70.6%	73.7%
Book value per common share (end of period)	$17.56	$17.60	$16.95	$16.40	$15.85
Tangible book value per common share (end of period) (2)	10.77	10.12	9.23	8.87	8.92
Stock price:
High	17.00	18.03	20.26	19.85	20.13
Low	9.37	13.81	13.66	15.97	13.62
Close (end of period)	12.93	16.90	14.43	18.70	19.36

(1)Provision for credit losses in 2020 reflects the application of the CECL standard and the impact of COVID-19.
(2)See Non-GAAP Financial Measures and Reconciliation to GAAP.
(3)Allowance for credit losses on loans and asset quality ratios for 2020 reflect the initial adoption and application of the CECL standard. Ratios for prior periods have been restated to reflect the total loan portfolio (originated and acquired). Non-accrual loans for prior periods have been restated to include acquired loans. See Asset Quality.
(4)Total risk-based capital ratios presented are for People’s United Financial, Inc. See Regulatory Capital Requirements.
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
All forward-looking statements are subject to risks and uncertainties that could cause People’s United’s actual results or financial condition to differ materially from those expressed in or implied by such statements. Factors of particular importance to People’s United include, but are not limited to: (1) changes in general, international, national or regional economic conditions; (2) changes in interest rates; (3) changes in loan default and charge-off rates; (4) changes in deposit levels; (5) changes in levels of income and expense in non-interest income and expense related activities; (6) changes in accounting and regulatory guidance applicable to banks; (7) price levels and conditions in the public securities markets generally; (8) competition and its effect on pricing, spending, third-party relationships and revenues; (9) the pending merger with M&T; (10) changes in regulation resulting from or relating to financial reform legislation; and (11) the COVID-19 pandemic and its effect on the economic and business environment in which we operate.
All forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. People’s United does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

General
The following discussion and analysis presents the more significant factors that affected People's United's financial condition as of December 31, 2020 and 2019, and the results of operations for each of the years then ended. For a discussion and analysis of the more significant factors that affected periods prior to 2019, refer to Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 2, 2020.
People’s United is a bank holding company and a financial holding company, and the Bank is a national banking association. The principal business of People’s United is to provide, through the Bank and its subsidiaries, commercial banking, retail banking and wealth management services to individual, corporate and municipal customers. The Bank, which is headquartered in Bridgeport, Connecticut, had $63.1 billion in total assets as of December 31, 2020. Its deposit accounts are insured up to applicable limits by the FDIC under the DIF. The Bank is subject to regulation, examination, supervision and reporting requirements by the OCC, as its primary regulator, and by the FDIC as the deposit insurer. In addition, the CFPB has responsibility for supervising the Bank’s compliance with designated consumer financial laws.
People’s United’s results of operations are largely dependent upon revenues generated through net interest income and fee-based revenues and, to a much lesser extent, other forms of non-interest income such as gains on asset sales. Sources for these revenues are diversified across People’s United’s three primary operating segments that represent its core businesses: Commercial Banking; Retail Banking; and Wealth Management. People’s United’s results of operations are also significantly affected by the provision for credit losses and the level of non-interest expense. In addition, People’s United’s results of operations may also be affected by general and local economic conditions, changes in market interest rates, government policies and actions of regulatory authorities.

Recent Developments
On February 22, 2021, People’s United and M&T announced that they have entered into a definitive agreement under which M&T will acquire People’s United in an all-stock transaction. Under the terms of the agreement, each share of People’s United common stock will be converted into the right to receive 0.118 shares of M&T common stock. The merger is expected to close in the fourth quarter of 2021, subject to the satisfaction of customary closing conditions, including receipt of regulatory approvals and approval by the shareholders of each company.
On January 21, 2021, the Bank announced its decision not to renew its agreements with Stop & Shop to operate
140 in-store branches in Connecticut and New York upon their expiration in 2022. Branch closures will take place over several years using a phased approach.
On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. Economic activity in many countries, including the United States, began to deteriorate rapidly as the COVID-19 pandemic spread across the globe. In the United States, which has been operating under a presidentially-declared national emergency since
March 13, 2020, the COVID-19 pandemic continues to cause disruption to the capital markets as well as business and economic activity. Since March, individual municipalities and entire states adopted travel and work location restrictions, social distancing requirements, and in some cases, shelter-in-place protocols in order to slow the spread of the virus. These measures resulted in the closure of many schools, stores, offices, restaurants and manufacturing facilities, causing a decline in spending and an increase in layoffs. While some re-opening measures have been initiated on a limited scale, negative trends in both U.S. Gross Domestic Product (“GDP”) and unemployment persisted throughout 2020.
In response, the Federal government introduced several measures to mitigate the magnitude of the pandemic’s effects. Most notably, on March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which provided financial assistance for businesses and individuals as well as targeted regulatory relief for financial institutions, was signed into law. In December 2020, Congress approved an additional round of relief legislation, the Consolidated Appropriations Act, 2021 (see Asset Quality), providing new stimulus for individuals, businesses and hospitals, and extending some provisions of the CARES Act that would have expired on December 31, 2020. Also in March 2020, the Federal Open Market Committee (the “FOMC”) of the Federal Reserve reduced short-term interest rates by 150 basis points (to near zero) and announced various other initiatives to enhance liquidity and support the flow of credit to households and businesses.
The impact of the COVID-19 pandemic on economic conditions, both in the United States and abroad, has created global uncertainty about the future economic environment including the length and depth of any global recession that may occur. Concerns over interest rates, domestic and global policy issues, U.S. trade policy and geopolitical events, and the influence of those factors on the markets in general, further add to this uncertainty. Although vaccine distribution began in late 2020, uncertainty remains with respect to when, and to what extent, economic activity will notably improve.

Sale of Business
On November 2, 2020, the Bank completed its sale of People’s United Insurance Agency, Inc. (“PUIA”) to AssuredPartners in an all-cash transaction for $120 million. PUIA is a full-service insurance brokerage providing commercial, personal and employee benefit insurance solutions. The decision to sell PUIA was a result of the Bank’s continued reassessment of its business model in an effort to identify opportunities to improve its core banking products and services and to further enhance digital offerings across markets. Prior to the sale, the activities of PUIA were included in the Wealth Management operating segment which, for reporting purposes, was allocated among the Commercial Banking and Retail Banking reportable segments (see “Segment Results” for additional information). The sale resulted in a pre-tax gain, net of expenses, of $75.9 million, which is included in non-interest income in the Consolidated Statements of Income. See
Note 2 to the Consolidated Financial Statements for a further discussion.

Critical Accounting Policies
In preparing the consolidated financial statements, management is required to make significant estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from management’s current estimates, as a result of changing conditions and future events.
Several accounting estimates are particularly critical and are susceptible to significant near-term change, including the ACL and the recoverability of goodwill and other intangible assets.
The judgments used by management in applying critical accounting policies may be affected by economic conditions, which may result in changes to future financial results. For example, subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the ACL in future periods, and the inability to collect outstanding principal may result in increased loan losses. People's United’s critical accounting policies and critical estimates are summarized in Note 1 to the Consolidated Financial Statements.
Allowance for Credit Losses
The ACL is established through provisions for credit losses on loans charged to income. Losses on loans are charged to the ACL when all or a portion of a loan is deemed to be uncollectible. Recoveries of loans previously charged off are credited to the ACL when realized. On January 1, 2020, the Company adopted new accounting guidance, which requires entities to estimate and recognize an allowance for lifetime expected credit losses for loans and other financial assets measured at amortized cost (the “CECL standard”). Previously, an ACL on loans was recognized based on probable incurred losses. See Note 1 to the Consolidated Financial Statements for a further discussion of the Company’s accounting policies and methodologies for establishing the ACL and the liability for off-balance-sheet credit exposures beginning in 2020.
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
As discussed further in Note 6 to the Consolidated Financial Statements, as a result of a deterioration in U.S. economic conditions caused by the emergence, in March 2020, of the COVID-19 pandemic, and the corresponding increase in economic uncertainty, a fourth forward-looking economic scenario (the “Severe Downside” scenario) has also been considered for purposes of estimating expected credit losses since that time. All four scenarios reflect the effects of the COVID-19 pandemic as well as the United States government’s monetary and fiscal response. Each scenario is assigned a weighting with the majority of the weighting placed on the Baseline scenario and lower weights placed on each of the Upside, Downside and Severe Downside scenarios. The weightings assigned by management are based on the economic outlook and available information at each reporting date.
As a result of the unprecedented economic uncertainty resulting from the COVID-19 pandemic, the Company’s future loss estimates may vary considerably as a result of: (i) changes in the economy compared to management’s December 31, 2020 assumptions; (ii) the magnitude of the pandemic; and (iii) the impact of the United States’ monetary and fiscal response.
Goodwill and Other Acquisition-Related Intangible Assets
Goodwill and indefinite-lived intangible assets are required to be reviewed for impairment at least annually, with impairment losses charged to expense when they occur. Acquisition-related intangible assets, other than goodwill and indefinite-lived intangible assets, are amortized to expense over their estimated useful lives in a manner consistent with that in which the related benefits are expected to be realized, and are periodically reviewed by management to assess recoverability. Impairment losses on other acquisition-related intangibles are recognized as a charge to expense if carrying amounts exceed fair values.

Goodwill is evaluated for impairment at the reporting unit level. For the purpose of the goodwill impairment evaluation, management has identified reporting units based upon the Company’s three operating segments: Commercial Banking; Retail Banking; and Wealth Management. The specific assets and liabilities assigned to the reporting units is based on whether such assets and liabilities will be employed in or relate to the operations of a particular reporting unit. Newly acquired goodwill is allocated to reporting units based on the degree to which a reporting unit is expected to benefit from the related acquisition. The impairment evaluation is performed as of an annual measurement date or more frequently if a triggering event indicates that impairment may have occurred.
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
The Company estimates the fair value of its reporting units by applying a weighting of values determined using (i) the discounted cash flow method of the income approach and (ii) the guideline public company method of the market approach. The income approach is based on significant assumptions and judgments, including internal forecasts and growth rates, as well as discount rates and terminal values that reflect management’s assessment of market participant views of the risks associated with the projected cash flows of the reporting units. The market approach is based on a comparison of certain financial metrics, including trading multiples and control premiums, derived from the market prices of stocks of companies that are actively traded and engaged in the same or similar businesses as the Company and the respective reporting unit. The derived multiples are then applied to the reporting unit’s financial metrics to produce an indication of value. Differences in the identification of reporting units or in the selection of valuation techniques and related assumptions could result in materially different evaluations of goodwill impairment.
People’s United performed a quantitative assessment of goodwill impairment as of October 1, 2020 (its annual measurement date). In doing so, the income-based discounted cash flow approach was more heavily weighted (75%) than the market-based approach (25%) due to significant volatility in the market since the COVID-19 pandemic was declared a National Emergency on March 13, 2020. As noted above, the income approach to estimating fair value requires significant assumptions and judgments, including projections of future operating results and cash flows of each reporting unit that are based on an internal budget and strategic plan, expected long-term growth rates, discount rates, terminal multiples and the effects of external factors and market conditions. Changes in these estimates and assumptions could materially affect the estimated fair value of each reporting unit that could result in an impairment charge to reduce the carrying value of goodwill, which could be material to the Company’s financial position and results of operations.
The following discusses the key assumptions utilized in the discounted cash flow valuation methodology that require significant management judgment:
•Future Operating Results & Cash Flows — Projections of future cash flows utilized in arriving at the fair value estimate are derived from historical experience and assumptions regarding future growth and profitability of each reporting unit. Cash flows for a period of five years subsequent to the measurement date are utilized in the determination of the fair value of each reporting unit. Projections for the first three years are consistent with the Company’s operating budget and strategic plan. Projections beyond three years are based on long-term growth rates developed upon consideration of past and current performance as well as the economic and regulatory environments. Beyond five years, a terminal value is determined using a perpetuity growth rate based on inflation and real GDP growth rates.
•Discount Rates — The cash flows determined based on the process described above are discounted to their present value. The discount rate (cost of equity) applied is comprised of a risk-free interest rate, an equity risk premium, a size premium, a factor covering the systemic market risk (equity beta) and, where applicable, a company-specific risk premium. The values for the factors applied are determined primarily using external sources of information. The equity betas are determined based on a group of public companies similar to the reporting unit. The discount rates applied to the reporting units in connection with the quantitative impairment assessment ranged from 11.0% to 13.5%. Differences in the discount rates between reporting units are primarily due to distinct risks and uncertainties regarding the cash flows of the different reporting units.

Based on the quantitative assessment performed as of October 1, 2020, People’s United recognized a non-cash goodwill impairment charge totaling $353.0 million (representing 12% of total goodwill) associated with the Retail Banking reporting unit, while the fair values of the Commercial Banking and Wealth Management reporting units continued to exceed the respective carrying values by 4% and 103%, respectively. The projected cash flows of the Retail Banking reporting unit declined from prior period valuations due to record-low mortgage rates and the Federal Reserve’s updated guidance in the third quarter of 2020 regarding inflation targeting and expectations for interest rates to remain low for an extended period of time. The lower yielding and longer duration nature of the Company’s residential mortgage portfolio and a decline in home equity portfolio balances in recent years adversely impacted the Retail Banking reporting unit.
The Commercial Banking reporting unit’s allocated goodwill totaled approximately $2.0 billion as of October 1, 2020. Because the estimated fair value of the reporting unit was not substantially in excess of its carrying amount as of that date, a sensitivity analysis of both the projected future cash flows and the discount rate was performed. The results of that sensitivity analysis indicated (i) that a 10% reduction in the discrete cash flows projected for the five years subsequent to the measurement date would not result in the reporting unit’s estimated fair value being less than its carrying value and (ii) that an increase in the discount rate of 50 basis points would not result in the reporting unit’s estimated fair value being less than its carrying value. Management will continue to monitor the remaining goodwill for potential impairment.
After considering the effects of the aforementioned impairment charge and the Company’s market capitalization as of October 1, 2020, the implied control premium was determined to be approximately 55-60%. This implied control premium is largely a function of the Company’s stock price on the measurement date ($10.17) and in the weeks leading up to that date. Notably, through September 30, 2020, the Company’s stock price had only closed at or below $10.17 seven times with six of those occurrences between September 10, 2020 and September 29, 2020, a period during which several key market indices experienced volatility.
Subsequent to the measurement date, an improved outlook with regard to interest rates and a reduction in the level of economic uncertainty due, in part, to widespread distribution of the COVID-19 vaccine has resulted in a significant (~50%) appreciation in People’s United’s stock price and an approximate $2.0 billion increase in its market capitalization. At the same time, the Company’s expectations with respect to future earnings and cash flows have also improved.
Due to the high degree of subjectivity involved in estimating the fair value of the Company’s reporting units, a decline in People’s United’s expected future cash flows or projected growth rates due to further deterioration in the economic environment, or continued market capitalization of the Company below book value, could result in an additional non-cash goodwill impairment charge that is material to People’s United’s results from operations but would have no effect on the Company’s cash balances, liquidity or tangible equity. In addition, because goodwill and other acquisition-related intangible assets are not included in the calculation of regulatory capital, the Company’s well-capitalized regulatory capital ratios would not be affected by such a potential non-cash charge.

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
Pre-provision net revenue is a useful financial measure as it enables an assessment of the Company’s ability to generate earnings to cover credit losses through a credit cycle as well as providing an additional basis for comparing the Company’s results of operation between periods by isolating the impact of the provision for credit losses, which can vary significantly between periods.
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

The following table summarizes People’s United’s operating non-interest expense and efficiency ratio, as derived from amounts reported in the Consolidated Statements of Income:

Years ended December 31 (dollars in millions)	2020	2019	2018	2017	2016
Total non-interest expense	$1,564.1	$1,162.7	$996.1	$960.3	$868.8
Adjustments to arrive at operating non-interest expense:
Goodwill impairment	(353.0)	—	—	—	—
Merger-related expenses	(45.9)	(49.1)	(11.4)	(30.6)	(4.0)
Intangible asset write-down	—	(16.5)	—	—	—
Acquisition integration and other costs	—	—	—	—	(0.7)
Total	(398.9)	(65.6)	(11.4)	(30.6)	(4.7)
Operating non-interest expense	1,165.2	1,097.1	984.7	929.7	864.1
Adjustments:
Amortization of other acquisition-related intangible assets	(40.8)	(32.5)	(21.8)	(30.0)	(23.6)
Operating lease expense	(36.4)	(38.8)	(36.4)	(35.2)	(36.3)
Other (1)	(10.2)	(6.2)	(6.4)	(5.1)	(5.7)
Total non-interest expense for efficiency ratio	$1,077.8	$1,019.6	$920.1	$859.4	$798.5
Net interest income (FTE basis)	$1,605.6	$1,441.7	$1,262.4	$1,143.2	$1,004.5
Total non-interest income	492.7	431.1	366.4	352.9	342.7
Total revenues	2,098.3	1,872.8	1,628.8	1,496.1	1,347.2
Adjustments:
Gain on sale of business, net of expenses	(75.9)	—	—	—	—
Operating lease expense	(36.4)	(38.8)	(36.4)	(35.2)	(36.3)
BOLI FTE adjustment	3.5	2.5	1.9	3.4	2.8
Gain on sale of branches, net of expenses	—	(7.6)	—	—	—
Net security (gains) losses	—	(0.2)	9.8	25.4	5.9
Other (2)	(0.4)	(2.8)	—	(1.3)	(0.8)
Total revenues for efficiency ratio	$1,989.1	$1,825.9	$1,604.1	$1,488.4	$1,318.8
Efficiency ratio	54.2%	55.8%	57.4%	57.7%	60.5%

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

The following table summarizes People’s United’s operating earnings, operating EPS and operating return on average assets:

Years ended December 31 (dollars in millions, except per common share data)	2020	2019	2018	2017	2016
Net income available to common shareholders	$205.5	$506.3	$454.0	$323.1	$279.2
Adjustments to arrive at operating earnings:
Goodwill impairment	353.0	—	—	—	—
Merger-related expenses	45.9	49.1	11.4	30.6	4.0
Gain on sale of business, net of expenses	(75.9)	—	—	—	—
Gain on sale of branches, net of expenses	—	(7.6)	—	—	—
Intangible asset write-down	—	16.5	—	—	—
Security losses associated with tax reform (1)	—	—	10.0	10.0	—
Acquisition integration and other costs	—	—	—	—	0.7
Total pre-tax adjustments	323.0	58.0	21.4	40.6	4.7
Tax effect (2)	6.1	(12.2)	(14.0)	(17.9)	(1.6)
Total adjustments, net of tax	329.1	45.8	7.4	22.7	3.1
Operating earnings	$534.6	$552.1	$461.4	$345.8	$282.3
Diluted EPS, as reported	$0.49	$1.27	$1.29	$0.97	$0.92
Adjustment to arrive at operating EPS:
Goodwill impairment	0.83	—	—	—	—
Merger-related expenses	0.09	0.10	0.02	0.07	0.01
Gain on sale of business, net of expenses	(0.14)	—	—	—	—
Gain on sale of branches, net of expenses	—	(0.01)	—	—	—
Intangible asset write-down	—	0.03	—	—	—
Security losses associated with tax reform	—	—	0.02	0.02	—
Tax benefits associated with tax reform	—	—	(0.02)	(0.02)	—
Acquisition integration and other costs	—	—	—	—	—
Total adjustments per common share	0.78	0.12	0.02	0.07	0.01
Operating EPS	$1.27	$1.39	$1.31	$1.04	$0.93
Average total assets	$61,038	$51,658	$45,030	$42,582	$39,784
Operating return on average assets	0.88%	1.07%	1.02%	0.81%	0.71%
(1)Security losses incurred as a tax planning strategy in response to tax reform-related benefits are considered non-operating.
(2)The goodwill impairment charge in 2020 is non-tax-deductible. Includes $9.2 million of benefits recognized in connection with tax reform for the year ended December 31, 2018.
The following table summarizes People’s United’s pre-provision net revenue, as derived from amounts reported in the Consolidated Statements of Income:

Years ended December 31 (in millions)	2020	2019	2018	2017	2016
Net interest income	$1,575.8	$1,412.3	$1,236.0	$1,100.5	$972.2
Non-interest income	492.7	431.1	366.4	352.9	342.7
Non-interest expense	(1,564.1)	(1,162.7)	(996.1)	(960.3)	(868.8)
Pre-provision net revenue	504.4	680.7	606.3	493.1	446.1
Non-operating income	(75.9)	(7.6)	10.0	10.0	—
Non-operating expense	398.9	65.6	11.4	30.6	4.7
Operating pre-provision net revenue	$827.4	$738.7	$627.7	$533.7	$450.8

The following tables summarize People’s United’s operating return on average tangible common equity and operating common dividend payout ratio:

Years ended December 31 (dollars in millions)	2020	2019	2018	2017	2016
Operating earnings	$534.6	$552.1	$461.4	$345.8	$282.3
Average stockholders’ equity	$7,812	$7,071	$6,037	$5,592	$4,859
Less: Average preferred stock	244	244	244	244	41
Average common equity	7,568	6,827	5,793	5,348	4,818
Less: Average goodwill and average other acquisition-related intangible assets	3,247	3,060	2,623	2,410	2,083
Average tangible common equity	$4,321	$3,767	$3,170	$2,938	$2,735
Operating return on average tangible common equity	12.4%	14.7%	14.6%	11.8%	10.3%

Years ended December 31 (dollars in millions)	2020	2019	2018	2017	2016
Common dividends paid	$304.1	$274.8	$243.8	$227.9	$205.7
Operating earnings	$534.6	$552.1	$461.4	$345.8	$282.3
Operating common dividend payout ratio	56.9%	49.8%	52.8%	65.9%	72.9%
The following tables summarize People’s United’s tangible common equity ratio and tangible book value per common share derived from amounts reported in the Consolidated Statements of Condition:

As of December 31 (dollars in millions)	2020	2019	2018	2017	2016
Total stockholders’ equity	$7,603	$7,947	$6,534	$5,820	$5,142
Less: Preferred stock	244	244	244	244	244
Common equity	7,359	7,703	6,290	5,576	4,898
Less: Goodwill and other acquisition-related intangible assets	2,846	3,275	2,866	2,560	2,142
Tangible common equity	$4,513	$4,428	$3,424	$3,016	$2,756
Total assets	$63,092	$58,590	$47,877	$44,453	$40,610
Less: Goodwill and other acquisition-related intangible assets	2,846	3,275	2,866	2,560	2,142
Tangible assets	$60,246	$55,315	$45,011	$41,893	$38,468
Tangible common equity ratio	7.5%	8.0%	7.6%	7.2%	7.2%

As of December 31 (in millions except per common share data)	2020	2019	2018	2017	2016
Tangible common equity	$4,513	$4,428	$3,424	$3,016	$2,756
Common shares issued	533.68	532.83	466.32	435.64	405.00
Less: Common shares classified as treasury shares	109.00	89.17	89.03	89.04	89.06
Common shares outstanding	424.68	443.66	377.29	346.60	315.94
Less: Unallocated ESOP shares	5.57	5.92	6.27	6.62	6.97
Common shares	419.11	437.74	371.02	339.98	308.97
Tangible book value per common share	$10.77	$10.12	$9.23	$8.87	$8.92

Economic Environment
People’s United’s results are subject to fluctuations based on economic conditions that can affect, among other things, interest rates, deposit flows, credit demand and the ability of borrowers to service debt. The U.S. economy contracted 3.5% in 2020, after growing 2.3% in 2019, as a result of the impact of the COVID-19 pandemic and steps taken by government authorities to control the spread of the virus. While the most severe impact from COVID-19 was felt in the first half of 2020, growth accelerated in the second half of the year, but was still restrained by the continuing spread of the virus and limits on certain activities to reduce infections. Non-farm payrolls shrank by 22 million in March/April before partially recovering to end the year down by 9 million in 2020. The national unemployment rate increased from 3.5% at the end of 2019 to 14.8% in April before settling at 6.7% as of December 2020. The labor force shrank by 4.0 million people in 2020 compared to an increase of 1.4 million people in 2019, as the labor force participation rate declined from 63.3% in December 2019 to 61.5% in
December 2020.
The FOMC responded promptly and aggressively at the onset of the pandemic and cut the Federal funds rate effectively to zero in March setting the policy rate at 0.00% - 0.25%, where it remained for the rest of the year and where the FOMC indicated they expect it to maintain through 2021. In addition, the FOMC announced their intention to increase their purchases of Treasury and mortgage-backed securities by at least $700 billion in total to provide liquidity to the financial markets. As a consequence of these steps and the market’s reaction to them, the yield on the 2-year Treasury note decreased from 1.58% to 0.13% during 2020, and the yield on the 10-year Treasury note decreased from 1.92% to 0.93%. The slope of the yield curve – the difference between short-term and long-term interest rates – increased in 2020 as the difference between the 10-year and the 2-year Treasury yields went from 0.34% at December 31, 2019 to 0.80% at December 31, 2020. The contraction in economic output impacted prices with inflation measures declining to near 1% or less on a year-over-year basis in the first half of the year. The subsequent recovery eased deflationary pressures. By year-end, the headline consumer price index was
1.3% above the prior year level, compared to 2.3% at December 2019. The Personal Consumption price index for
December 2020 was also 1.3% above the prior year level compared to 1.6% at December 2019.
The 2020 interest rate environment, on balance, was not supportive of the net interest margin and led to a 15 basis point reduction in the margin. Loan losses remained low, but the economic displacements precipitated by the pandemic necessitated a substantial increase in the provision for credit losses. Marginal loan growth in 2020 was supported by originations under the Paycheck Protection Program (the “PPP”), while deposit growth was substantially boosted by stimulus payments under the CARES Act. The Company expects the economic recovery that started in the second half of 2020 to continue throughout 2021, which should support a return to more normalized loan growth. Deposit growth will be dependent on the size of additional stimulus payments and the consumer’s propensity to save.
The New England region and southeastern New York comprise People’s United’s primary market area. Several areas within this region were severely impacted by the COVID-19 pandemic, with New York, Connecticut and Massachusetts suffering among the highest per capita death rates in the nation. The end-of-year experience during the third national wave of the pandemic, however, was more moderate within the region. The impact of the pandemic on the regional economy has been severe. Job losses in 2020 were large enough to eliminate virtually all of the job gains in the ten years of expansion from 2010 to 2019. Massachusetts was the only state in the market area with employment materially above its January 2010 level at approximately 105%.
Economic growth within People’s United’s primary market area is expected to mirror the national experience as its skilled labor force should enable it to be competitive in high-growth potential sectors of the economy, including health care, technology, education, and advanced manufacturing, while the sectors dependent on renewed social contact such as travel and leisure will depend on the national success at suppressing the COVID-19 pandemic to enable people to travel and socialize without fear of adverse health consequences. Although vaccine distribution began in late 2020, uncertainty remains with respect to when, and to what extent, economic activity will notably improve.

Financial Overview
People’s United completed its acquisitions of Vend Lease effective June 27, 2018, First Connecticut effective
October 1, 2018, VAR effective January 2, 2019, BSB Bancorp effective April 1, 2019 and United Financial effective November 1, 2019. The assets acquired and liabilities assumed in these transactions were recorded at their estimated fair values as of the respective closing dates. People’s United’s results of operations include the results of these acquired companies beginning with the respective effective dates and financial data for prior periods has not been restated and therefore, are not directly comparable to subsequent periods. See Note 2 to the Consolidated Financial Statements for a further discussion on these acquisitions.

Comparison of Financial Condition at December 31, 2020 and 2019. Total assets at December 31, 2020 were $63.1 billion, a $4.5 billion increase from December 31, 2019, primarily reflecting increases of $3.4 billion in short-term investments, $1.4 billion in total securities, $499 million in other assets and $273 million in total loans, partially offset by decreases of $485 million in loans held-for-sale and $385 million in goodwill (see Note 8 to the Consolidated Financial Statements). The increase in short-term investments reflects an increase in interest bearing deposits at the FRB-NY. The increase in total securities primarily reflects net purchases of government sponsored enterprise (“GSE”) mortgage-backed securities and a $102 million increase in the unrealized gain on debt securities available-for-sale, partially offset by principal repayments and maturities of U.S Treasury and agency securities. The increase in total loans from December 31, 2019 to December 31, 2020 reflects a $2.5 billion increase in commercial loans, partially offset by a $2.3 billion decrease in retail loans, as the Company continues to remix the balance sheet with a focus on higher-yielding portfolios. Included in commercial loans at December 31, 2020 are PPP loans totaling $2.3 billion. The increase in other assets primarily reflects the change in fair value of derivative financial instruments. The decrease in loans held-for-sale reflects the sale of consumer and commercial loans previously acquired in the United Financial acquisition (see Note 5 to the Consolidated Financial Statements).
Non-performing assets totaled $341.6 million at December 31, 2020, a $94.1 million increase from December 31, 2019, primarily reflecting increases of $61.6 million in non-accrual equipment finance loans and $36.9 million in non-accrual commercial and industrial loans, partially offset by a $12.4 million decrease in other real estate owned (“REO”). The ACL on loans was $425.1 million at December 31, 2020 compared to $246.6 million at December 31, 2019 (see Note 6 to the Consolidated Financial Statements). At December 31, 2020, the ACL as a percentage of total loans was 0.97% and as a percentage of non-accrual loans was 129.1%, compared to 0.57% and 110.0%, respectively, at December 31, 2019.
At December 31, 2020, total liabilities were $55.5 billion, a $4.8 billion increase from December 31, 2019, primarily reflecting an $8.5 billion increase in total deposits, partially offset by a $4.0 billion decrease in total borrowings.
People’s United’s total stockholders’ equity was $7.6 billion at December 31, 2020, a $344 million decrease from December 31, 2019. As a percentage of total assets, stockholders’ equity was 12.8% and 13.6% at December 31, 2020 and 2019, respectively. Tangible common equity as a percentage of tangible assets was 7.5% and 8.0% at December 31, 2020 and 2019, respectively.
People’s United’s (consolidated) Tier 1 Leverage capital ratio and its CET 1, Tier 1 and Total risk-based capital ratios were 8.4%, 10.5%, 11.0% and 12.4%, respectively, at December 31, 2020, compared to 9.1%, 10.2%, 10.7% and 12.0%, respectively, at December 31, 2019. The Bank’s Tier 1 Leverage capital ratio and its CET 1, Tier 1 and Total risk-based capital ratios were 8.7%, 11.5%, 11.5% and 12.8%, respectively, at December 31, 2020, compared to 9.3%, 10.9%, 10.9% and 12.1%, respectively, at December 31, 2019.
Comparison of Results of Operations for the Years Ended December 31, 2020 and 2019. People’s United reported net income of $219.6 million, or $0.49 per diluted common share, for the year ended December 31, 2020, compared to $520.4 million, or $1.27 per diluted common share, for the 2019 period. Included in the 2020 results are: (i) a goodwill impairment charge (non-tax-deductible) totaling $353.0 million, or $(0.83) per common share; (ii) merger-related expenses totaling $45.9 million ($36.5 million after-tax), or $(0.09) per common share; and (iii) a $75.9 million ($60.4 million after-tax), or $0.14 per common share, net gain recognized on the sale of PUIA. Results for 2019 include merger-related expenses totaling $49.1 million ($38.8 million after-tax) or $(0.10) per common share, and a $16.5 million charge ($13.0 million after-tax), or $(0.03) per common share, associated with the complete write-down of an acquisition-related intangible asset stemming from the liquidation of the Company’s public mutual funds. On an operating basis, earnings were $534.6 million in 2020, or
$1.27 per share, compared to $552.1 million, or $1.39 per share, in 2019. The results for 2020 reflect the benefits from recent acquisitions, continued loan and deposit growth, and meaningful cost control, partially offset by a goodwill impairment charge and an increase in the provision for credit losses.
People’s United’s return on average assets was 0.36% for 2020 compared to 1.01% for the 2019 period. Return on average tangible common equity was 4.8% for 2020 compared to 13.4% for the 2019 period. On an operating basis, return on average assets was 0.88% for 2020 (1.07% for 2019) and return on average tangible common equity was 12.4% (14.7% for 2019). FTE net interest income totaled $1.6 billion in 2020, a $163.9 million increase from the year-ago period, and the net interest margin decreased 15 basis points from 2019 to 2.99%. The decrease in the net interest margin primarily reflects lower yields on the loan portfolio, partially offset by lower rates on deposits and borrowings.
Average total earning assets increased $7.8 billion compared to 2019, reflecting increases of $6.0 billion in average total loans, $926 million in average securities and $892 million in average short-term investments. Average total funding liabilities increased $8.1 billion compared to 2019, reflecting a $9.1 billion increase in average total deposits, partially offset by a $1.1 billion decrease in average total borrowings.

Compared to 2019, total non-interest income increased $61.6 million (included in 2020 is a $75.9 million net gain recognized on the sale of PUIA). The $401.4 million increase in total non-interest expense in 2020 compared to 2019 primarily resulted from a $353.0 million goodwill impairment charge taken in the fourth quarter. The efficiency ratio was 54.2% for 2020 compared to 55.8% for the year-ago period. The provision for credit losses on loans totaled $156.1 million in 2020 compared to $28.3 million in the year-ago period. The increase primarily reflects the initial application of the CECL standard and the economic uncertainties brought about by COVID-19, specifically as it relates to assumptions regarding GDP and unemployment. Net loan charge-offs as a percentage of average total loans were 0.11% in 2020 compared to 0.06% in 2019.

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
Segment Performance Summary

	Net Income (Loss)
Years ended December 31 (in millions)	2020	2019	2018
Commercial Banking	$640.2	$416.5	$369.6
Retail Banking (1)	(229.7)	113.4	64.7
Total reportable segments	410.5	529.9	434.3
Treasury	(94.3)	53.3	67.7
Other	(96.6)	(62.8)	(33.9)
Total Consolidated	$219.6	$520.4	$468.1
(1)Retail Banking includes a $353.0 million non-cash goodwill impairment charge in 2020. See Note 8 to the Consolidated Financial Statements for a further discussion.
People’s United uses an internal profitability reporting system to generate information by operating segment, which is based on a series of management estimates and allocations regarding funds transfer pricing (“FTP”), the provision for credit losses on loans, non-interest expense and income taxes. These estimates and allocations, some of which are subjective in nature, are subject to periodic review and refinement. Any changes in estimates and allocations that may affect the reported results of any segment will not affect the consolidated financial position or results of operations of People’s United as a whole.
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
A five-year rolling average net charge-off rate is used as the basis for the provision for credit losses on loans for the respective operating segment in order to present a level of portfolio credit cost that is representative of the Company’s historical experience, without presenting the potential volatility from year-to-year changes in credit conditions. While this method of allocation allows management to assess the longer-term profitability of an operating segment more effectively, it may result in a measure of an operating segment’s provision for credit losses on loans that does not reflect actual incurred losses for the periods presented. The provision for credit losses for Treasury reflects the application of the CECL standard (see Note 4 to the Consolidated Financial Statements for a further discussion).

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
For a more detailed description of the estimates and allocations used to measure segment performance, see Note 25 to the Consolidated Financial Statements.
Commercial Banking consists principally of commercial real estate lending, middle market and business banking, the equipment financing operations of PCLC, PUEFC and LEAF, and mortgage warehouse and asset-based lending. This segment also provides treasury management services, capital market capabilities and commercial deposit products. Commercial insurance services were previously provided through PUIA (see Note 2 to the Consolidated Financial Statements for a further discussion).

Years ended December 31 (in millions)	2020	2019	2018
Net interest income	$1,098.9	$807.1	$699.2
Provision for credit losses	52.8	44.1	38.7
Total non-interest income	217.3	206.5	177.8
Total non-interest expense	478.5	448.7	383.7
Income before income tax expense	784.9	520.8	454.6
Income tax expense	144.7	104.3	85.0
Net income	$640.2	$416.5	$369.6

Average total assets	$35,946.3	$29,746.8	$25,956.7
Average total liabilities	16,524.6	11,490.2	9,305.0
Commercial Banking’s net income increased $223.7 million in 2020 compared to 2019, reflecting increases in net interest income and non-interest income, partially offset by an increase in non-interest expense. The $291.8 million increase in net interest income primarily reflects the benefits from increases in FTP net spread income and average commercial loan and lease balances, and a decrease in interest expense, partially offset by the adverse effect of a decline in loan yields. Non-interest income increased $10.8 million in 2020 compared to 2019, primarily reflecting increases in commercial banking lending fees and net gains on sales of loans, partially offset by a decrease in net customer interest rate swap income. The $29.8 million increase in non-interest expense in 2020 compared to 2019 reflects a higher level of allocated expenses, partially offset by a lower level of direct expenses.
Compared to 2019, average total assets increased $6.2 billion, primarily reflecting loans acquired in recently completed acquisitions as well as organic loan growth and PPP loans. Average total liabilities increased $5.0 billion in 2020 compared to 2019, primarily reflecting organic deposit growth and deposits assumed in recently completed acquisitions.

Retail Banking includes, as its principal business lines, consumer lending (including residential mortgage and home equity lending) and consumer deposit products. This segment also includes brokerage, financial advisory services, investment management services and life insurance through PSI, investment advisory services and financial management and planning services through PUA and non-institutional trust services.

Years ended December 31 (in millions)	2020	2019	2018
Net interest income	$634.9	$555.1	$467.2
Provision for credit losses	10.0	8.9	9.0
Total non-interest income	182.2	195.9	186.7
Total non-interest expense	1,009.4	600.2	565.3
Income (loss) before income tax expense (benefit)	(202.3)	141.9	79.6
Income tax expense (benefit)	27.4	28.5	14.9
Net income (loss)	$(229.7)	$113.4	$64.7

Average total assets	$13,447.3	$12,560.9	$10,103.3
Average total liabilities	26,978.3	23,397.7	20,699.1
Retail Banking’s net loss in 2020 compared to net income in the year-ago period reflects an increase in net interest income, which was more than offset by a decrease in non-interest income and an increase in non-interest expense. The
$79.8 million increase in net interest income primarily reflects a decrease in interest expense, the benefits from increases in FTP net spread income and average residential mortgage loan balances, partially offset by the adverse effect of a decline in loan yields. Non-interest income decreased $13.7 million in 2020 compared to 2019, primarily reflecting decreases in bank service charges and investment management fees. The $409.2 million increase in non-interest expense in 2020 compared to 2019 reflects a $353.0 million non-cash goodwill impairment charge (see Note 8 to the Consolidated Financial Statements), as well as a higher level of allocated expenses, partially offset by a lower level of direct expenses.
Compared to 2019, average total assets increased $886 million, primarily reflecting loans acquired in recently completed acquisitions and organic loan growth. Average total liabilities increased $3.6 billion, primarily reflecting organic deposit growth and deposits assumed in recently completed acquisitions.

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

Years ended December 31 (in millions)	2020	2019	2018
Net interest income (loss)	$(118.5)	$66.5	$93.0
Total non-interest income	7.8	14.1	8.3
Total non-interest expense	3.7	13.8	17.8
Income (loss) before income tax expense (benefit)	(114.1)	66.8	83.5
Income tax expense (benefit)	(19.8)	13.5	15.8
Net income (loss)	$(94.3)	$53.3	$67.7

Average total assets	$9,988.1	$7,882.3	$7,955.8
Average total liabilities	8,863.8	9,011.9	8,544.3
Treasury’s net loss in 2020 compared to net income in the year-ago period primarily reflects a decrease in net interest income. The $185.0 million decrease in net interest income primarily reflects the adverse effect from a decrease in FTP net spread income, primarily resulting from the reduction in interest rates initiated by the FOMC (see Recent Developments and Net Interest Income), partially offset by the benefits from a decrease in interest expense and an increase in average securities balances. Non-interest income in 2020 includes BOLI death benefits received totaling $2.1 million and a net loss on equity securities totaling $0.8 million. The $10.1 million decrease in non-interest expense in 2020 compared to 2019 reflects a lower level of allocated expenses.
Compared to 2019, average total assets increased $2.1 billion, primarily reflecting increases in securities and short-term investments. Average total liabilities decreased $148 million in 2020 compared to 2019, primarily reflecting a decrease in borrowings, partially offset by an increase in deposits.

Other includes the residual financial impact from the allocation of revenues and expenses (including the provision for credit losses on loans) and certain revenues and expenses not attributable to a particular segment; assets and liabilities not attributable to a particular segment; reversal of the FTE adjustment since net interest income for each segment is presented on an FTE basis; and the FTP impact from excess capital. The provision for credit losses on loans in 2020 reflects the application of the CECL standard and the impact of COVID-19. Included in non-interest income are (i) a $75.9 million net gain recognized on the sale of PUIA in 2020 and (ii) gains of $7.6 million resulting from the sale of eight branches in central Maine and
$3.3 million on a sale-leaseback transaction in 2019. Included in non-interest expense are (i) merger-related expenses totaling $45.9 million and $49.1 million in 2020 and 2019, respectively, and (ii) a $16.5 million charge in 2019 associated with the complete write-down of an acquisition-related intangible asset stemming from the liquidation of the Company’s public mutual funds.

Years ended December 31 (in millions)	2020	2019	2018
Net interest loss	$(39.5)	$(16.4)	$(23.4)
Provision for credit losses	93.3	(24.7)	(17.7)
Total non-interest income	85.4	14.6	(6.4)
Total non-interest expense	72.5	100.0	29.3
Loss before income tax expense	(119.9)	(77.1)	(41.4)
Income tax expense	(23.3)	(14.3)	(7.5)
Net loss	$(96.6)	$(62.8)	$(33.9)

Average total assets	$1,656.4	$1,468.0	$1,013.9
Average total liabilities	859.6	686.9	444.1

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

In March 2020, the FOMC lowered the target range for the federal funds rate by a total of 150 basis points (see Recent Developments), bringing the current target range to between 0.00% and 0.25%. In 2019, the FOMC lowered the target range three times by a total of 75 basis points. Previously, the FOMC raised the target range four times during 2018 by a total of
100 basis points. For the fourth quarter of 2020, the average effective federal funds rate was 0.09%.
The net interest margin was 2.99% in 2020 compared to 3.14% in 2019 and 3.12% in 2018. The decline in the net interest margin over the past two years generally reflects lower yields on the loan and securities portfolios, partially offset by lower rates on deposits and borrowings.
2020 Compared to 2019
FTE net interest income increased $163.9 million compared to 2019, reflecting a $65.7 million decrease in total interest and dividend income, which was more than offset by a $229.6 million decrease in total interest expense. The net interest margin decreased 15 basis points to 2.99% reflecting lower yields on the loan and securities portfolios, which reduced the net interest margin by 55 basis points and ten basis points, respectively, partially offset by lower rates on deposits and borrowings, which benefited the net interest margin by 37 basis points and 13 basis points, respectively. Included in interest income in 2020 are fees, net of related costs, totaling $34.6 million, recognized in connection with the Company’s role in originating loans under the PPP. Fees earned as a participating PPP lender are deferred and recognized over the earlier of the life of the related loans or until forgiven by the Small Business Administration (“SBA”).
Average total earning assets were $53.7 billion in 2020, a $7.8 billion increase from 2019, reflecting increases of $6.0 billion in average total loans, $926 million in average securities and $892 million in average short-term investments. The increase in average total loans reflects loans and leases acquired in connection with acquisitions completed in 2019, PPP loans (average of $1.7 billion in 2020), as well as organic growth. Average total loans, average securities and average short-term investments comprised 83%, 15% and 2%, respectively, of average total earning assets in 2020 compared to 84%, 15% and 1%, respectively, in 2019. At December 31, 2020 and 2019, approximately 46% and 44%, respectively, of the Company’s loan portfolio was comprised of Prime Rate and one-month LIBOR-based floating-rate loans.
Average total funding liabilities were $51.7 billion in 2020, an $8.1 billion increase from the year-ago period, reflecting a $9.1 billion increase in average total deposits, partially offset by a $1.1 billion decrease in average total borrowings. The increase in average total deposits reflects organic growth, deposits assumed in connection with acquisitions completed in 2019 and a $580 million increase in average brokered deposits. Excluding brokered deposits, average savings and average non-interest-bearing deposits increased $4.5 billion and $4.0 billion, respectively, while average time deposits decreased
$53 million. Average total deposits comprised 93% and 90% of average total funding liabilities in 2020 and 2019, respectively.
The 62 basis point decrease to 0.46% from 1.08% in the rate paid on average total funding liabilities in 2020 compared to 2019 primarily reflects the decreases in the target federal funds rate discussed above. The rate paid on average total deposits decreased 52 basis points in 2020, reflecting decreases of 61 basis points in savings, interest-bearing checking and money market deposits and 56 basis points in time deposits and the benefit from a $4.0 billion increase in non-interest-bearing deposits. Average savings, interest-bearing checking and money market deposits and average time deposits comprised 58% and 16%, respectively, of average total deposits in 2020 compared to 57% and 21%, respectively, in 2019.
Average Balance Sheet, Interest and Yield/Rate Analysis
The table on the following page presents average balance sheets, FTE-basis interest income, interest expense and the corresponding average yields earned and rates paid for the years ended December 31, 2020, 2019 and 2018. The average balances are principally daily averages and, for loans, include both performing and non-performing balances. Interest income on loans includes the effect of deferred loan fees and costs accounted for as yield adjustments, but does not include interest on loans for which People’s United has ceased to accrue interest. Premium amortization and discount accretion (including amounts attributable to purchase accounting adjustments) are also included in the respective interest income and interest expense amounts. The impact of People’s United’s use of derivative instruments in managing IRR is also reflected in the table, classified according to the instrument hedged and the related risk management objective.

Average Balance Sheet, Interest and Yield/Rate Analysis

	2020			2019			2018
Years ended December 31 (dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Short-term investments	$1,125.1	$3.4	0.31%	$232.7	$4.8	2.06%	$278.9	$5.0	1.81%
Securities (1)	8,143.7	215.7	2.65	7,217.5	205.2	2.84	7,343.7	200.9	2.74
Loans:
Commercial real estate	14,057.6	488.6	3.48	12,480.1	556.4	4.46	11,017.7	463.4	4.21
Commercial and industrial	13,456.8	451.0	3.35	9,874.7	454.3	4.60	8,611.7	375.4	4.36
Equipment financing	4,898.2	263.3	5.38	4,574.9	253.8	5.55	4,040.8	212.3	5.25
Residential mortgage	9,569.2	333.3	3.48	9,314.8	329.9	3.54	7,188.6	237.1	3.30
Home equity and other consumer	2,400.5	89.5	3.73	2,174.0	106.1	4.88	1,995.6	88.6	4.44
Total loans	44,382.3	1,625.7	3.66	38,418.5	1,700.5	4.43	32,854.4	1,376.8	4.19
Total earning assets	53,651.1	$1,844.8	3.44%	45,868.7	$1,910.5	4.17%	40,477.0	$1,582.7	3.91%
Other assets	7,387.0			5,789.3			4,552.7
Total assets	$61,038.1			$51,658.0			$45,029.7
Liabilities and stockholders’ equity:
Deposits:
Non-interest-bearing	$12,864.4	$—	—%	$8,822.9	$—	—%	$8,069.8	$—	—%
Savings, interest-bearing checking and money market	27,831.9	92.2	0.33	22,204.1	209.3	0.94	19,630.1	127.4	0.65
Time	7,520.6	95.0	1.26	8,115.7	147.6	1.82	5,901.4	88.7	1.50
Total deposits	48,216.9	187.2	0.39	39,142.7	356.9	0.91	33,601.3	216.1	0.64
Borrowings:
FHLB advances	1,371.2	13.7	1.00	2,098.0	50.1	2.39	2,653.6	54.5	2.05
Federal funds purchased	688.2	5.4	0.79	1,127.5	24.6	2.18	682.2	13.6	2.00
Customer repurchase agreements	379.0	1.1	0.29	296.6	2.2	0.75	252.7	1.0	0.40
Other borrowings	—	—	—	3.3	0.1	1.87	104.5	1.8	1.66
Total borrowings	2,438.4	20.2	0.83	3,525.4	77.0	2.18	3,693.0	70.9	1.92
Notes and debentures	1,009.5	31.8	3.15	922.1	34.9	3.78	889.8	33.3	3.75
Total funding liabilities	51,664.8	$239.2	0.46%	43,590.2	$468.8	1.08%	38,184.1	$320.3	0.84%
Other liabilities	1,561.5			996.5			808.4
Total liabilities	53,226.3			44,586.7			38,992.5
Stockholders’ equity	7,811.8			7,071.3			6,037.2
Total liabilities and stockholders’ equity	$61,038.1			$51,658.0			$45,029.7
Net interest income/spread (2)		$1,605.6	2.98%		$1,441.7	3.09%		$1,262.4	3.07%
Net interest margin			2.99%			3.14%			3.12%
(1)Average balances and yields for securities are based on amortized cost.
(2)The FTE adjustment was $29.8 million, $29.4 million and $26.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

	2020 Compared to 2019 Increase (Decrease)			2019 Compared to 2018 Increase (Decrease)
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Short-term investments	$5.6	$(7.0)	$(1.4)	$(0.9)	$0.7	$(0.2)
Securities	25.2	(14.7)	10.5	(3.5)	7.8	4.3
Loans:
Commercial real estate	64.7	(132.5)	(67.8)	64.0	29.0	93.0
Commercial and industrial	139.2	(142.5)	(3.3)	57.3	21.6	78.9
Equipment financing	17.5	(8.0)	9.5	29.2	12.3	41.5
Residential mortgage	8.9	(5.5)	3.4	74.3	18.5	92.8
Home equity and other consumer	10.3	(26.9)	(16.6)	8.3	9.2	17.5
Total loans	240.6	(315.4)	(74.8)	233.1	90.6	323.7
Total change in interest and dividend income	271.4	(337.1)	(65.7)	228.7	99.1	327.8
Interest expense:
Deposits:
Savings, interest-bearing checking and money market	43.4	(160.5)	(117.1)	18.4	63.5	81.9
Time	(10.2)	(42.4)	(52.6)	37.8	21.1	58.9
Total deposits	33.2	(202.9)	(169.7)	56.2	84.6	140.8
Borrowings:
FHLB advances	(13.6)	(22.8)	(36.4)	(12.5)	8.1	(4.4)
Federal funds purchased	(7.3)	(11.9)	(19.2)	9.6	1.4	11.0
Customer repurchase agreements	0.5	(1.6)	(1.1)	0.2	1.0	1.2
Other borrowings	(0.1)	—	(0.1)	(1.9)	0.2	(1.7)
Total borrowings	(20.5)	(36.3)	(56.8)	(4.6)	10.7	6.1
Notes and debentures	3.1	(6.2)	(3.1)	1.2	0.4	1.6
Total change in interest expense	15.8	(245.4)	(229.6)	52.8	95.7	148.5
Change in net interest income	$255.6	$(91.7)	$163.9	$175.9	$3.4	$179.3

The following table provides the weighted-average yields earned and rates paid for each major category of earning assets and funding liabilities as of December 31, 2020:

(dollars in millions)	Balance	Yield/Rate
Earning assets:
Short-term investments	$3,766.0	0.11%
Securities	9,191.2	2.40
Loans	43,869.5	3.31
Total earning assets	$56,826.7	2.95%
Funding liabilities:
Non-interest-bearing deposits	$15,881.7	—%
Interest-bearing deposits:
Money market	15,266.1	0.17
Interest-bearing checking	9,301.4	0.18
Savings	6,029.7	0.04
Time	5,658.8	0.92
Borrowings	1,147.6	0.28
Notes and debentures	1,009.6	3.97
Total funding liabilities	$54,294.9	0.26%

Non-Interest Income

				Percentage Increase (Decrease)
Years ended December 31 (dollars in millions)	2020	2019	2018	2020/2019	2019/2018
Bank service charges	$97.5	$107.5	$99.9	(9.3)%	7.6%
Investment management fees	73.2	78.2	81.5	(6.4)	(4.0)
Commercial banking lending fees	50.9	42.7	37.3	19.2	14.5
Operating lease income	49.7	50.8	44.4	(2.2)	14.4
Insurance revenue	33.7	37.0	34.6	(8.9)	6.9
Cash management fees	33.4	28.4	27.1	17.6	4.8
Net security gains (losses)	—	0.2	(9.8)	n/m	n/m
Gain on sale of business, net of expenses	75.9	—	—	n/m	n/m
Other non-interest income:
Net gains on sales of loans	15.5	0.4	1.8	n/m	(77.8)
Customer interest rate swap income, net	14.9	24.0	7.7	(37.9)	211.7
BOLI	12.7	10.7	7.2	18.7	48.6
Credit card fees	7.7	8.2	6.4	(6.1)	28.1
Net gains on sales of residential mortgage loans held-for-sale	4.8	1.9	1.2	152.6	58.3
Other	22.8	41.1	27.1	(44.5)	51.7
Total other non-interest income	78.4	86.3	51.4	(9.2)	67.9
Total non-interest income	$492.7	$431.1	$366.4	14.3%	17.7%
n/m – not meaningful
Total non-interest income in 2020 increased $61.6 million compared to 2019. Excluding the $75.9 million gain on the sale of PUIA in 2020 and the $7.6 million gain on the sale of branches in 2019, both of which are considered non-operating income, non-interest income decreased $6.7 million in 2020 compared to 2019. Increases in commercial banking lending fees and net gains on sales of loans were more than offset by decreases in bank service charges and other non-interest income.

The decrease in bank service charges in 2020 compared to 2019 primarily reflects the adverse impact from the lower level of customer activity resulting from the economic uncertainties brought about by COVID-19. The decreases in investment management fees in 2020 compared to 2019 primarily reflects the effect of market volatility during 2020. At
December 31, 2020, assets under discretionary management totaled $9.5 billion compared to $9.2 billion at December 31, 2019.
The increase in commercial banking lending fees in 2020 compared to 2019 is primarily related to the levels of prepayment income and loan syndication fees collected in the respective periods. The level of insurance revenue reflects the continued soft commercial insurance market. In November 2020, the Bank completed its sale of PUIA (see Note 2 to the Consolidated Financial Statements for a further discussion).
Net gains on sales of loans in 2020 include gains, net of expenses, totaling $16.9 million from the sale of consumer and commercial loans previously acquired in the United Financial acquisition. The decrease in net customer interest rate swap income in 2020 compared to 2019 reflects lower levels in both the number and notional value of swap transactions. On an FTE basis, BOLI income totaled $16.1 million in 2020, compared to $13.2 million in 2019. BOLI income includes death benefits received totaling $2.1 million and $2.2 million in 2020 and 2019, respectively.
The increase in net gains on sales of residential mortgage loans in 2020 compared to 2019 reflects improved spreads on pricing as well as a 15% increase in the volume of residential mortgage loans sold.
Other non-interest income in 2020 includes a $5.8 million charge relating to the write-down of a mortgage servicing right asset acquired in the United Financial acquisition. Included in other non-interest income in 2019 is a $7.6 million gain, net of expenses, on the sale of eight branches and a $3.3 million gain resulting from the sale-leaseback of a building.

Non-Interest Expense

				Percentage Increase (Decrease)
Years ended December 31 (dollars in millions)	2020	2019	2018	2020/2019	2019/2018
Compensation and benefits	$674.8	$646.2	$562.9	4.4%	14.8%
Occupancy and equipment	199.0	185.9	168.2	7.0	10.5
Professional and outside services	113.2	98.2	77.6	15.3	26.5
Amortization of other acquisition-related intangible assets	40.8	32.5	21.8	25.5	49.1
Operating lease expense	36.4	38.8	36.4	(6.2)	6.6
Regulatory assessments	32.7	26.1	37.9	25.3	(31.1)
Goodwill impairment	353.0	—	—	100.0	N/A
Other non-interest expense:
Stationary, printing, postage and telephone	26.0	26.6	24.7	(2.3)	7.7
Advertising and promotion	13.3	16.4	15.8	(18.9)	3.8
Other	74.9	92.0	50.8	(18.6)	81.1
Total other non-interest expense	114.2	135.0	91.3	(15.4)	47.9
Total non-interest expense	$1,564.1	$1,162.7	$996.1	34.5%	16.7%
Efficiency ratio	54.2%	55.8%	57.4%
Total non-interest expense increased $401.4 million in 2020 compared to 2019. Excluding non-operating expenses in both 2020 (goodwill impairment of $353.0 million and merger-related expenses totaling $45.9 million) and 2019
(merger-related and other expenses totaling $65.6 million), non-interest expense increased $68.1 million in 2020 compared to 2019.
The improvement in the efficiency ratio in 2020 compared to 2019 reflects increases in adjusted total revenues and adjusted total expenses (see Non-GAAP Financial Measures and Reconciliation to GAAP).
Compensation and benefits includes merger-related expenses totaling $1.5 million in 2020 and $11.2 million in 2019. Excluding such expenses, compensation and benefits increased $38.3 million, or 6.0%, in 2020 compared to 2019. The increase in 2020 compared to 2019 primarily reflects the incremental costs relating to recently completed acquisitions, as well as the effect of normal merit increases and higher incentive-related expenses.

The increase in occupancy and equipment expense in 2020 compared to and 2019 primarily reflects higher equipment-related costs and the incremental costs resulting from acquisitions completed in 2019, partially offset by the benefits from consolidating branches and other office space over the past several years. In January 2021, the Bank announced its decision not to renew its agreements with Stop & Shop to operate 140 in-store branches in Connecticut and New York upon their expiration in 2020. Branch closures will take place over several years using a phased approach.
Professional and outside services fees include merger-related expenses totaling $20.9 million in 2020 and $15.1 million in 2019. Excluding such expenses, professional and outside services fees increased $9.2 million in 2020 compared to 2019, primarily resulting from higher levels of spending on projects and computer-related services. The decrease in operating lease expense in 2020 compared to 2019 primarily relates to the levels of equipment leased to equipment financing customers, while the decrease in advertising and promotion expense primarily reflects the timing of certain advertising campaigns.
Regulatory assessments include FDIC insurance premiums, which are based on the Bank’s average total assets and average tangible equity, and FDIC-defined risk factors. The actual amount of future regulatory assessments will be dependent on several factors, including: (i) the Bank’s average total assets and average tangible equity; (ii) the Bank’s risk profile; and (iii) whether additional special assessments are imposed in future periods and the manner in which such assessments are determined. The increase in regulatory assessments in 2020 compared to 2019 primarily reflects an increase in the Bank’s total assessment base resulting from recent acquisitions and organic growth.
The increases in amortization of other acquisition-related intangible assets expense in 2020 compared to 2019 reflects the effect of additional intangible assets resulting from the acquisitions completed during 2019. Scheduled amortization expense attributable to other acquisition-related intangible assets for each of the next five years is as follows: $35.5 million in 2021; $31.0 million in 2022; $23.3 million in 2023; $19.6 million in 2024; and $16.8 million in 2025.
Goodwill is evaluated for impairment as of the annual measurement date or more frequently if a triggering event indicates that it is more likely than not that an impairment loss has been incurred. People’s United performed a quantitative assessment of goodwill impairment as of October 1, 2020 (its annual measurement date). A quantitative assessment includes determining the estimated fair value of each reporting unit, utilizing a combination of the discounted cash flow method of the income approach and the guideline public company method of the market approach, and comparing that fair value to each reporting unit’s carrying amount. Based on the quantitative assessment performed as of October 1, 2020, People’s United recognized a non-cash goodwill impairment charge totaling $353.0 million (representing 12% of total goodwill) associated with the Retail Banking reporting unit (see Note 8 to the Consolidated Financial Statements for a further discussion).
Included in other non-interest expense are merger-related costs totaling $20.8 million and $13.7 million in 2020 and 2019, respectively. Also included in other non-interest expense in 2019 is a $16.5 million charge (considered a non-operating expense) associated with the complete write-down of an acquisition-related intangible asset stemming from the liquidation of the Company’s public mutual funds.

Income Taxes
Income tax expense totaled $129.0 million and $132.0 million for the years ended December 31, 2020 and 2019, respectively. People’s United’s effective income tax rate was 37.0% and 20.2% for the respective years. Income tax expense in each year includes $14.8 million and $12.7 million, respectively, of federal income tax credits, which relate, primarily, to an increase in tax-advantaged investments. People’s United’s effective income tax rate for 2021 is expected to be approximately 21%.
Differences, if any, arising between People’s United’s effective income tax rate and the U.S. federal statutory rate of
21% are generally attributable to: (i) tax-exempt interest earned on certain investments; (ii) tax-exempt income from BOLI; and (iii) state income taxes. The effective income tax rate in 2020 reflects the impact of a non-deductible goodwill impairment charge for which no tax benefit was realized (see Note 8 to the Consolidated Financial Statements for a further discussion). Excluding non-deductible goodwill impairment, the effective income tax rate was 18.4% for 2020.
People’s United holds ownership interests in limited partnerships formed to develop and operate affordable housing units for lower income tenants throughout its franchise area. The underlying partnerships, which are considered variable interest entities, are not consolidated into the Company’s Consolidated Financial Statements. These investments have historically played a role in enabling the Bank to meet its CRA requirements while, at the same time, providing tax benefits, including federal income tax credits. The cost of the Company’s investments is amortized on a straight-line basis over the period during which the related federal income tax credits are realized (generally ten years). Amortization expense, which is included as a component of income tax expense, totaled $31.4 million and $25.0 million for the years ended December 31, 2020 and 2019, respectively.

Income tax expense in both 2020 and 2019 reflects the state tax benefit resulting from the formation of People’s Mortgage Investment Company, a wholly owned subsidiary of the Bank. The formation of this subsidiary was a result of Connecticut tax legislation, which became effective on January 1, 1999, that allows for the transfer of mortgage loans to a passive investment subsidiary. The related earnings of the subsidiary, and any dividends it pays to the parent, are not subject to Connecticut income tax.
See Notes 1 and 14 to the Consolidated Financial Statements for additional information concerning income tax expense.

Securities

	2020		2019		2018
As of December 31 (in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities held-to-maturity:
State and municipal	$2,824.3	$3,060.2	$2,503.9	$2,645.5	$2,352.4	$2,369.4
GSE mortgage-backed securities	1,079.9	1,116.3	1,271.4	1,279.1	1,367.5	1,334.3
Corporate	89.7	89.0	92.4	93.9	70.9	70.7
Other	1.5	1.5	1.5	1.5	1.5	1.5
Total debt securities held-to-maturity	$3,995.4	$4,267.0	$3,869.2	$4,020.0	$3,792.3	$3,775.9
Debt securities available-for-sale:
U.S. Treasury and agency	$529.8	$541.6	$689.5	$687.1	$699.0	$678.0
GSE mortgage-backed and CMO (1) securities	4,274.7	4,383.9	2,856.3	2,877.2	2,486.6	2,443.0
Total debt securities available-for-sale	$4,804.5	$4,925.5	$3,545.8	$3,564.3	$3,185.6	$3,121.0
(1)Collateralized Mortgage Obligation
People’s United strives to maintain an appropriate balance between loan portfolio growth and deposit funding. The Company’s management believes that a large debt securities portfolio funded with wholesale borrowings provides limited economic value and therefore, at December 31, 2020, the debt securities portfolio only comprised 14% of total assets.
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
At December 31, 2020, the fair value of People’s United’s debt securities available-for-sale portfolio totaled $4.93 billion, or 8% of total assets, compared to $3.56 billion, or 6% of total assets, at December 31, 2019. The $1.36 billion increase in fair value in 2020 compared to 2019 primarily reflects net purchases of GSE mortgage-backed securities and a $102.5 million increase in the unrealized gain on debt securities available-for-sale in 2020. At December 31, 2020 and 2019, the fair value of the debt securities available-for-sale portfolio exceeded the amortized cost by $121.0 million and $18.5 million, respectively. The increase in investment grade state and municipal securities in both 2020 and 2019 reflects the Company’s continued investment in such securities based on their value relative to other securities of comparable duration, yield and credit risk.

With respect to debt securities available-for-sale, all unrealized gains and those unrealized losses representing temporary declines in value due to factors other than credit are recorded in stockholders’ equity, net of income taxes, as a component of accumulated comprehensive income (loss). As a result, management anticipates continued fluctuations in stockholders’ equity due to changes in the fair value of such debt securities, albeit on a relatively modest scale due to the duration of the portfolio. The duration of the entire debt securities portfolio was approximately 4.1 years at both December 31, 2020 and 2019.
In addition to the debt securities held-to-maturity and available-for-sale discussed above, the Bank holds shares of capital stock in the FRB-NY (total cost of $228.4 million at December 31, 2020) and the FHLB of Boston (total cost of $38.2 million at December 31, 2020). Dividend income on FRB-NY capital stock totaled $2.0 million and $3.8 million for the years ended December 31, 2020 and 2019, respectively. Dividend income on FHLB capital stock totaled $4.8 million and $7.0 million for the years ended December 31, 2020 and 2019, respectively.
In connection with the Company’s adoption of the CECL standard on January 1, 2020, selected accounting policies related to securities have been revised and/or certain accounting policy elections have been made. See Notes 1 and 4 to the Consolidated Financial Statements for additional information concerning securities.

Lending Activities
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
In 2020, total loans increased $273 million compared to 2019 and increased $8.4 billion in 2019 compared to 2018.
At the respective acquisition dates in 2019, the fair values of BSB Bancorp’s and United Financial’s loans were $2.64 billion and $5.54 billion, respectively. Loans held-for-sale at December 31, 2020 and 2019 consisted of newly-originated residential mortgage loans with carrying amounts of $26.5 million and $19.7 million, respectively. At December 31, 2019, loans held-for-sale also included $333.7 million of consumer loans and $157.9 million of commercial loans previously acquired in the United Financial acquisition, all of which were subsequently sold by the end of February 2020.
The following table summarizes the loan portfolio before deducting the ACL on loans:

As of December 31 (in millions)	2020	2019	2018	2017	2016
Commercial:
Commercial real estate (1)	$13,336.9	$14,762.3	$11,649.6	$11,068.7	$10,247.3
Commercial and industrial (1)	10,764.1	8,693.2	7,504.0	6,967.6	6,348.1
Equipment financing	4,930.0	4,910.4	4,339.2	3,905.4	3,032.5
MW/ABL (2)	4,218.2	2,348.4	1,584.9	1,763.5	1,777.0
Total Commercial Portfolio	33,249.2	30,714.3	25,077.7	23,705.2	21,404.9
Retail:
Residential mortgage:
Adjustable-rate	5,517.3	7,064.8	6,662.0	5,926.6	5,549.1
Fixed-rate	3,001.6	3,253.3	1,492.2	879.1	667.6
Total residential mortgage	8,518.9	10,318.1	8,154.2	6,805.7	6,216.7
Home equity and other consumer:
Home equity	1,997.2	2,406.5	1,962.5	2,015.2	2,072.6
Other consumer	104.2	157.2	47.0	49.2	50.7
Total home equity and other consumer	2,101.4	2,563.7	2,009.5	2,064.4	2,123.3
Total Retail Portfolio	10,620.3	12,881.8	10,163.7	8,870.1	8,340.0
Total loans	$43,869.5	$43,596.1	$35,241.4	$32,575.3	$29,744.9

(1)In connection with the United Bank core system conversion in April 2020, approximately $400 million of loans secured by owner-occupied commercial properties were prospectively at that time reclassified from commercial real estate loans to commercial and industrial loans. Loan balances for 2019 were not restated to conform to the current period presentation.
(2)Mortgage warehouse lending/asset based lending
People’s United’s loan portfolio is primarily concentrated within New England and New York. At December 31, 2020 and 2019, 55% and 58% of the total loan portfolio represented loans to customers located within the New England states, respectively. Loans to customers located in New York represented 18% of the total loan portfolio at both dates.
Total Loans
As of December 31 (dollars in billions)
Contractual Maturity and Interest Rate Sensitivity
The following table presents the contractual maturity of People’s United’s loan portfolio as of December 31, 2020:

(in millions)	One Year or Less	After One Year Through Five Years	After Five Years	Total Due After One Year	Total
Contractual maturity:
Commercial	$6,150.2	$16,080.9	$11,018.1	$27,099.0	$33,249.2
Retail	72.9	203.9	10,343.5	10,547.4	10,620.3
Total	$6,223.1	$16,284.8	$21,361.6	$37,646.4	$43,869.5
The following table presents, as of December 31, 2020, loan amounts due after December 31, 2021, and whether these loans have adjustable or fixed interest rates:

	Interest Rate
(in millions)	Adjustable	Fixed	Total
Commercial	$15,078.3	$12,020.7	$27,099.0
Retail	7,107.0	3,440.4	10,547.4
Total loans due after one year	$22,185.3	$15,461.1	$37,646.4
The following tables set forth the contractual maturity (based on final payment date) and interest rate sensitivity (based on next repricing date) of People’s United’s commercial and industrial loans (including MW/ABL) and construction loans:

As of December 31, 2020 (in millions)	One Year or Less	After One Year Through Five Years	After Five Years	Total
Contractual maturity:
Commercial and industrial loans	$4,653.4	$6,950.3	$3,378.6	$14,982.3
Construction loans:
Commercial real estate	387.2	324.0	323.4	1,034.6
Residential mortgage	12.5	32.3	—	44.8
Total	$5,053.1	$7,306.6	$3,702.0	$16,061.7

As of December 31, 2020 (in millions)	One Year or Less	After One Year Through Five Years	After Five Years	Total
Interest rate sensitivity:
Variable rates	$10,851.5	$552.1	$103.3	$11,506.9
Fixed rates	92.0	3,182.2	1,280.6	4,554.8
Total	$10,943.5	$3,734.3	$1,383.9	$16,061.7
Commercial Portfolio
The commercial lending businesses include commercial real estate, commercial and industrial lending (including
MW/ABL), and equipment financing.
Commercial Real Estate
People’s United manages the commercial real estate portfolio by limiting the concentration in any particular loan type, term, industry, or to any individual borrower. People’s United’s highest loan concentration in the commercial real estate loan portfolio is in the residential (multifamily) sector, which represented 32% of this loan portfolio at December 31, 2020 and
35% at December 31, 2019.

As of December 31 (in millions)	2020	2019
Property Type:
Residential (multifamily)	$4,231.4	$5,140.2
Retail	3,579.3	3,843.8
Office buildings	2,366.7	2,689.6
Hospitality/entertainment	980.4	948.4
Industrial/manufacturing	840.3	784.2
Health care	560.7	561.3
Mixed/special use	353.2	287.2
Self storage	198.7	209.8
Land	79.3	73.8
Other	146.9	224.0
Total commercial real estate	$13,336.9	$14,762.3
Commercial Real Estate Portfolio
As of December 31 (dollars in billions)
The disruption in economic activity throughout 2020 caused by the COVID-19 pandemic was the primary reason behind a $1.4 billion decrease in this portfolio compared to 2019. In addition, expected run-off totaling $224 million in the transactional portion of the New York multifamily portfolio and run-off in the acquired portfolio negatively impacted balances in 2020. Included in the commercial real estate portfolio are construction loans totaling $1.0 billion at both December 31, 2020 and 2019, net of the unadvanced portion of such loan totaling $447 million and $724 million, respectively.

At December 31, 2020 and 2019, 26% and 29%, respectively, of People’s United’s commercial real estate portfolio was secured by properties located in New York. At both December 31, 2020 and 2019, 23% were secured by properties located in Connecticut. In addition, 32% and 31% of the commercial real estate portfolio was secured by properties located in Massachusetts, Vermont and New Hampshire at December 31, 2020 and 2019, respectively. No other state exposure was greater than 5% at both December 31, 2020 and 2019.
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
Commercial Real Estate Diversification by Property Type
As of December 31, 2020 (percent)
Commercial and Industrial (including MW/ABL)
People’s United provides diversified products and services to its commercial customers, including short-term working capital credit facilities, term financing, asset-based loans, letters of credit, cash management services and commercial deposit accounts.

As of December 31 (in millions)	2020	2019
Industry:
Finance and insurance	$4,485.5	$2,521.8
Service	2,688.4	1,975.0
Health services	1,489.6	960.1
Manufacturing	1,384.7	1,175.1
Wholesale trade	1,223.4	1,286.6
Real estate, rental and leasing	1,152.1	1,131.0
Retail trade	851.3	694.0
Construction	533.6	314.3
Transportation and utilities	450.4	384.3
Arts, entertainment and recreation	236.2	159.3
Information and media	165.7	141.8
Printing	79.0	91.0
Packaging	58.5	65.5
Public administration	49.9	64.6
Other	134.0	77.2
Total commercial and industrial	$14,982.3	$11,041.6

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
In 2020, the commercial and industrial portfolio increased $3.9 billion compared to 2019, reflecting PPP loans totaling $2.3 billion and a $1.9 billion increase in the mortgage warehouse portfolio, partially offset by the adverse effect the COVID-19 pandemic had on loan demand.
At December 31, 2020 and 2019, the commercial and industrial portfolio included $771 million and $767 million, respectively, of asset-based lending loans to companies with annual sales between $15 million and $500 million, of which 70% and 68% were to companies located within the Company’s geographic footprint at December 31, 2020 and 2019, respectively. Targeted industries include wholesale and distribution, manufacturing, food distribution and processing, transportation, and retail and business services. Credit facilities include revolving and working capital lines of credit, machinery and equipment term loans and lines of credit, owner-occupied real estate mortgage loans and stretch term loans for qualified customers.
The commercial and industrial portfolio also included $3.4 billion of mortgage warehouse loans at December 31, 2020, compared to $1.5 billion at December 31, 2019. Such loans represent lines of credit extended to a loan originator to fund a mortgage that a borrower initially used to purchase a property. The extension of credit generally lasts from the loan’s point of origination to the point when the mortgage is sold into the secondary market. At December 31, 2020 and 2019, 16% and 12%, respectively, of the mortgage warehouse loans were to customers located within the Company’s footprint.
At December 31, 2020 and 2019, 21% and 20%, respectively, of the commercial and industrial loan portfolio consisted of loans to Connecticut-based businesses. Commercial and industrial loan exposure in the states of Vermont, Massachusetts and New Hampshire totaled a combined 27% and 31% at December 31, 2020 and 2019, respectively. Commercial and industrial loan exposure in the state of New York totaled 18% at both dates. No other state exposure was greater than 6%. While People’s United continues to focus on asset quality, the performance of the commercial lending and industrial portfolio may be adversely impacted if the economy weakens in the future.
Included in commercial and industrial loans at December 31, 2020 are PPP loans totaling $2.3 billion (including
$720 million in Service, $374 million in Health services, $310 million in Manufacturing, $266 million in Construction and $156 million in Retail trade) and associated deferred loan fees totaling $45.9 million.

Commercial and Industrial Diversification by Industry
As of December 31, 2020 (percent)
Equipment Financing
People’s Financial has three equipment financing businesses – PCLC, PUEFC and LEAF. The three companies have different business models and go-to-market strategies, and are viewed in the marketplace as separate companies.
•PCLC is an equipment finance company specializing in financing for the transportation, equipment rental, construction, manufacturing, printing, packaging and service industries in all 50 states. PCLC assists companies in acquiring new and used equipment and/or refinancing existing equipment.
•PUEFC is a secured equipment finance company with a focus on the construction, equipment rental, road transportation and waste industries nationwide.
•LEAF maintains a nationwide origination footprint working with manufacturers, distributors, dealers and end-users of essential use equipment and software in a variety of industries including industrial, manufacturing, light construction, office products and medical.
Substantially the entire equipment financing portfolio (94% and 95% at December 31, 2020 and 2019, respectively) was to customers located outside of New England. At December 31, 2020, 29% of the equipment financing portfolio consisted of loans to customers located in Texas, California and New York, and no other state exposure was greater than 7%.

As of December 31 (in millions)	2020	2019
Industry:
Transportation and utilities	$1,122.8	$1,213.3
Construction	716.7	689.9
Service	713.1	694.2
Rental and leasing	500.3	580.2
Manufacturing	416.6	306.4
Health services	268.8	219.4
Wholesale trade	263.3	256.8
Waste management	198.9	196.8
Printing	178.7	191.8
Retail trade	142.3	121.3
Packaging	118.7	114.3
Mining, oil and gas	67.4	74.7
Other	222.4	251.3
Total equipment financing	$4,930.0	$4,910.4

Equipment Financing Portfolio
As of December 31 (dollars in billions)
The equipment financing portfolio increased $20 million in 2020 compared to 2019, primarily reflecting growth in LEAF’s portfolio. Operating on a national scale, equipment financing represented 15% and 16% of the total Commercial portfolio at December 31, 2020 and 2019, respectively. While People’s United continues to focus on asset quality, the performance of the equipment financing portfolio may be adversely impacted if the national economy weakens in the future.
Equipment Financing Diversification by Industry
As of December 31, 2020 (percent)
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
At both December 31, 2020 and 2019, 81% of the residential mortgage loan portfolio was secured by properties located in New England and 11% and 10%, respectively, at these dates, was secured by properties located in New York. At December 31, 2020 and 2019, the residential mortgage loan portfolio included $866 million and $1.1 billion, respectively of interest-only loans. See Asset Quality for further discussion of interest-only loans. Also included in residential mortgage loans at December 31, 2020 and 2019 are construction loans totaling $45 million and $41 million, respectively.
People’s United’s residential mortgage loan originations totaled $1.3 billion in 2020 and $1.1 billion in 2019. The mix and volume of residential mortgage loan originations vary in response to changes in market interest rates, customer preferences and the level of refinancing activity. ARM loans accounted for 50% of total residential mortgage originations in 2020 compared to 52% in 2019.

Residential Mortgage Originations
Years ended December 31 (dollars in millions)
In 2020, ARM loans decreased $1.5 billion and fixed-rate residential mortgage loans decreased $252 million, both as compared to 2019, primarily reflecting People’s United’s decision to remix the balance sheet with a focus on higher-yielding loan portfolios.
Residential Mortgage Originations by Product
Year ended December 31, 2020 (percent)
People’s United’s loan loss experience within the residential mortgage portfolio continues to be primarily attributable to a small number of loans. The continued performance of the residential mortgage loan portfolio in the future may be adversely impacted by the level and direction of interest rates, consumer preferences and the regional economy.
Home Equity and Other Consumer Lending
People’s United offers home equity lines of credit (“HELOCs”) and home equity loans, and to a lesser extent, other forms of installment and revolving credit loans. At December 31, 2020, 78% of the consumer loan portfolio was to customers located within the New England states. Future growth of People’s United’s home equity and other consumer loan portfolio is highly dependent upon economic conditions, the interest rate environment and competitors’ strategies.

As of December 31 (in millions)	2020	2019
HELOCs	$1,814.1	$2,153.2
Home equity loans	183.1	253.3
Other	104.2	157.2
Total home equity and other consumer	$2,101.4	$2,563.7

Asset Quality
CARES Act
Issued in response to the economic disruption caused by the COVID-19 pandemic, the CARES Act provides financial assistance for businesses and individuals as well as targeted regulatory relief for financial institutions. The following provisions of the CARES Act are significant to People’s United.
Paycheck Protection Program
The CARES Act created a new loan guarantee program known as the PPP, the objective of which is to provide small businesses with financial support to cover payroll and certain other qualifying expenses. Loans made under the PPP are fully guaranteed by the SBA, whose guarantee is backed by the full faith and credit of the United States. PPP loans also afford borrowers forgiveness up to the principal amount of the loan, plus accrued interest, provided the loan proceeds are used to retain workers and maintain payroll or to make certain mortgage interest, lease and utility payments, and certain other criteria are satisfied. The SBA will reimburse PPP lenders for any amount of a PPP loan that is forgiven, and PPP lenders will not be held liable for any representations made by PPP borrowers in connection with their requests for loan forgiveness. As of February 22, 2021, People’s United, as a participating PPP lender, had approved, submitted to the SBA and funded PPP loan requests totaling approximately $3.3 billion, of which approximately $2.6 billion remains outstanding. For regulatory capital purposes, PPP loans are assigned a zero risk-weighting as a result of the related SBA guarantee.
Loan Forbearance Initiatives
The CARES Act, along with supervisory guidance issued by the federal banking regulators, also created a forbearance program for federally-backed mortgage loans and provides financial institutions with the option to temporarily suspend certain requirements under U.S. GAAP related to troubled debt restructurings (“TDRs”). Specifically, short-term modifications made on a good faith basis in response to COVID-19 to borrowers that are current prior to any relief, are not required to be considered for TDR classification. This includes short-term (e.g. six months or less) modifications such as payment deferrals, fee waivers, extensions of repayment terms or other delays in payment that are insignificant. This exception relates to any eligible loan modification made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the national emergency related to COVID-19 is ended. In December 2020, the signing of the Consolidated Appropriations Act, 2021 extended this guidance to modifications made until the earlier of January 1, 2022 or 60 days after the end of the COVID-19 national emergency. Further, for loans not otherwise reportable as past due, financial institutions are not expected to designate loans with deferrals granted due to COVID-19 as past due because of the deferral. The Company applied this guidance in 2020 however, its policies and practices with respect to the assessment of loan repayment, non-accrual status and charge-offs remain unchanged.
As of February 22, 2021, the Company had granted loan forbearance requests representing approximately $7.5 billion of outstanding balances across nearly all of the Company’s loan portfolios, with the most significant activity noted in commercial real estate, commercial and industrial, and equipment financing. Of the loans that were granted a deferral related to COVID-19, approximately 92% have left deferral and made their first full payment. We anticipate that this percentage will increase as the remainder of these loans exit their first deferral.
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
General
As a result of adopting the CECL standard on January 1, 2020, the Company’s prior distinction between the originated loan portfolio and the acquired loan portfolio is no longer necessary. Accordingly, prior period disclosures have been revised to conform to the current period presentation. In addition, the portfolio segments and loan classes are unchanged following the adoption of the CECL standard with the exception of MW/ABL which, prior to January 1, 2020, was included in commercial and industrial.

While People’s United continues to adhere to prudent underwriting standards, the loan portfolio is not immune to potential negative consequences arising as a result of general economic weakness and, in particular, a prolonged downturn in the housing market on a national scale. Decreases in real estate values could adversely affect the value of property used as collateral for loans. In addition, adverse changes in the economy could have a negative effect on the ability of borrowers to make scheduled loan payments, which would likely have an adverse impact on earnings. Further, an increase in loan delinquencies may serve to decrease interest income and adversely impact loan loss experience, resulting in an increased provision and ACL.
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
Guidance issued by the OCC requires that loans subject to a borrower’s discharge from personal liability following a Chapter 7 bankruptcy be treated as TDRs, included in non-accrual loans and written down to the estimated collateral value, regardless of delinquency status. Included in TDRs at December 31, 2020 are $38.4 million of such loans. Of this amount, $30.2 million, or 79%, were less than 90 days past due on their payments as of that date.
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
During 2020, we performed 61 loan modifications that were not classified as TDRs. The balances of the loans at the time of the respective modifications totaled $247.7 million. In each case, we concluded that the modification did not result in the granting of a concession based on one or more of the following considerations: (i) the receipt of additional collateral (the nature and amount of which was deemed to serve as adequate compensation for other terms of the restructuring) and/or guarantees; (ii) the borrower having access to funds at a market rate for debt with similar risk characteristics as the restructured debt; and (iii) the restructuring resulting in a delay in payment that is insignificant in relation to the other terms of the obligation. See Note 5 to the Consolidated Financial Statements and Loan Forbearance Initiatives above for additional disclosures relating to TDRs.
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
At December 31, 2020, the loan portfolio included $866.4 million of interest-only residential mortgage loans. People’s United began originating interest-only residential mortgage loans in March 2003. The underwriting guidelines and requirements for such loans are generally more restrictive than those applied to other types of residential mortgage loans. People’s United has not originated interest-only residential mortgage loans that permit negative amortization or optional payment amounts. Amortization of an interest-only residential mortgage loan begins after the initial interest rate changes (e.g. after 5 years for a 5/1 ARM loan). In general, People’s United’s underwriting guidelines for residential mortgage loans require the following: (i) properties must be single-family and owner-occupied primary residences; (ii) lower loan-to-value (“LTV”) ratios (less than 60% on average); (iii) higher credit scores (greater than 700 on average); and (iv) sufficient post-closing reserves.
Updated estimates of property values are obtained from an independent third-party for residential mortgage loans 90 days past due. At December 31, 2020, non-accrual residential mortgage loans totaling $0.2 million had current LTV ratios of more than 100%. At that date, the weighted average LTV ratio and FICO score for the residential mortgage loan portfolio were
62% and 762, respectively.

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
During 2020, the Company repurchased six residential mortgage loans from GSEs that we had previously sold to the GSEs. The balance of the loans at the time of the repurchase totaled $0.8 million and related fees and expenses incurred totaled less than $0.1 million. During that same time period, the Company issued 26 investor refunds, totaling $0.1 million, under contractual recourse agreements. Based on the limited number of repurchase requests the Company has historically received, the immaterial cost associated with such repurchase requests and management’s view that this past experience is consistent with our current and near-term estimate of such exposure, the Company has established a reserve for such repurchase requests, which totaled $0.2 million at December 31, 2020.
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
The following table sets forth, as of December 31, 2020, the committed amount of HELOCs scheduled to have the draw period end during the years shown:

December 31, (in millions)	Credit Lines
2020	$227.4
2021	399.3
2022	422.1
2023	465.1
2024	464.9
Later years	2,195.6
Total	$4,174.4
Approximately 88% of our HELOCs are presently in their draw period. Although converted amortizing payment loans represent only a small portion of the portfolio, our default and delinquency statistics indicate a higher level of occurrence for such loans when compared to HELOCs that are still in the draw period.

Delinquency statistics for the HELOC portfolio as of December 31, 2020 are as follows:

	Portfolio Balance	Delinquencies
(dollars in millions)		Amount	Percent
HELOC status:
Still in draw period	$1,787.9	$13.8	0.87%
Amortizing payment	209.3	12.5	5.99
For the three months ended December 31, 2020, 53% of our borrowers with balances outstanding under HELOCs paid only the minimum amount due.
The majority of home equity loans fully amortize over terms ranging from 5 to 20 years. Home equity loans are limited to first or second liens on a borrower’s primary residence. The maximum LTV ratio is 80% on a single-family property, including a condominium, and 70% on a two-family property. Lower LTV ratios are required on larger line amounts.
We are not able, at this time, to develop statistics for the entire home equity portfolio (both HELOCs and home equity loans) with respect to first liens serviced by third parties that have priority over our junior liens, as lien position data has not historically been captured on our loan servicing systems. As of December 31, 2020, full and complete first lien position data was not readily available for 36% of the home equity portfolio. Effective January 2011, we began tracking lien position data for all new originations and our collections department continues to add lien position data once a loan reaches 75 days past due in connection with our updated assessment of combined loan-to-value (“CLTV”) exposure, which takes place for loans 90 days past due. In addition, when we are notified that the holder of a superior lien has commenced a foreclosure action, our home equity account is identified in the collections system for ongoing monitoring of the legal action. As of December 31, 2020, the portion of the home equity portfolio more than 90 days past due with a CLTV greater than 80% was $3.1 million.
As of December 31, 2020, full and complete first lien position data was readily available for 64%, or $1.2 billion, of the home equity portfolio. Of that total, 40%, or $470.5 million, are in a junior lien position. We estimate that of those junior liens, 35%, or $164.7 million, are held or serviced by others.
When the first lien is held by a third party, we can, in some cases, obtain an indication that a first lien is in default through information reported to credit bureaus. However, because more than one mortgage may be reported in a borrower’s credit report and there may not be a corresponding property address associated with reported mortgages, we are often unable to associate a specific first lien with our junior lien. As of December 31, 2020, there were seven loans totaling $0.9 million for which we have received notification that the holder of a superior lien has commenced foreclosure action. For one of the loans (totaling less than $0.1 million), our second lien position was performing at the time such foreclosure action was commenced. There was no estimated loss related to that one loan as of December 31, 2020. It is important to note that the percentage of new home equity originations for which we hold the first lien has increased from approximately 40% in 2009 to approximately
52% as of December 31, 2020.
We believe there are several factors that serve to mitigate the potential risk associated with the limitations on available first lien data. Most importantly, our underwriting guidelines for home equity loans, which have been, and continue to be, consistently applied, generally require the following: (i) properties located within our geographic footprint; (ii) lower LTV ratios; and (iii) higher credit scores. Notwithstanding the maximum LTV ratios and minimum FICO scores discussed previously, actual LTV ratios at origination were less than 60% on average and current FICO scores of our borrowers are greater than 750 on average. In addition, as of December 31, 2020, 97% of the portfolio balance relates to originations that occurred since 2005, which is generally recognized as the peak of the last housing bubble. We believe these factors are a primary reason for the portfolio’s relatively low level of non-accrual loans and net loan charge-offs, both in terms of absolute dollars and as a percentage of average total loans.
Each month, all home equity and second mortgage loans greater than 180 days past due (regardless of our lien position) are analyzed in order to determine the amount by which the balance outstanding (including any amount subject to a first lien) exceeds the underlying collateral value. To the extent a shortfall exists, a charge-off is recognized. This charge-off activity is reflected in our established ACL for home equity and second mortgage loans as part of the component attributable to historical portfolio loss experience, which considers losses incurred over the most recent 12-month period. While the limitations on available first lien data could impact the accuracy of our loan loss estimates, we believe that our methodology results in an ACL that appropriately estimates the inherent probable losses within the portfolio, including those loans originated prior to January 2011 for which certain lien position data is not available.
As of December 31, 2020, the weighted average CLTV ratio and FICO score for the home equity portfolio were 57% and 742, respectively.

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
People’s United’s construction loan portfolio totaled $1.2 billion (3% of total loans) at December 31, 2020. The total committed amount at that date, including both the outstanding balance and the unadvanced portion of such loans, was
$1.7 billion. In some cases, a portion of the total committed amount includes an accompanying interest reserve. At December 31, 2020, construction loans totaling $634.7 million had remaining available interest reserves of $44.9 million. At that date, the Company had construction loans with interest reserves totaling $0.1 million that were on non-accrual status and included in non-accrual loans.
Historically, certain economic conditions have resulted in an increase in the number of extension requests for commercial real estate and construction loans, some of which may have included related repayment guarantees. Modifications of commercial real estate loans involving maturity extensions are evaluated according to the Company’s normal underwriting standards and are classified as TDRs if the borrower is experiencing financial difficulty and is afforded a concession by People’s United similar to those discussed previously. People’s United had $4.2 million of restructured construction loans at December 31, 2020.
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
Allowance and Provision for Credit Losses on Loans
The ACL is established through provisions for credit losses on loans charged to income. Losses are charged to the ACL when all or a portion of a loan is deemed to be uncollectible. Recoveries of loans previously charged off are credited to the ACL when realized.
Under the CECL standard, the Company determines the ACL on loans based upon a consideration of its historical portfolio loss experience, current borrower-specific risk characteristics, forecasts of future economic conditions and other relevant factors. The allowance is measured on a collective (pool) basis when similar risk characteristics exist. Loans that do not share common risk characteristics are evaluated on an individual basis and are excluded from the collective evaluation. At December 31, 2020, the collective ACL totaled $404.6 million and the specific allocation of the ACL for loans evaluated on an individual basis totaled $20.5 million.
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
For a more detailed discussion of the Company’s ACL methodology and related policies, see Note 1 to the Consolidated Financial Statements.

The following table presents the activity in the ACL and ratios:

Years ended December 31 (dollars in millions)	2020	2019	2018	2017	2016
Balance at beginning of period	$246.6	$240.4	$234.4	$229.3	$211.0
CECL transition adjustment	72.2	N/A	N/A	N/A	N/A
Balance at beginning of period, adjusted	318.8	240.4	234.4	229.3	211.0
Charge-offs:
Commercial:
Commercial real estate	(9.8)	(1.4)	(5.2)	(4.6)	(2.4)
Commercial and industrial	(16.8)	(7.5)	(7.3)	(9.6)	(6.1)
Equipment financing	(25.8)	(18.2)	(13.9)	(7.3)	(6.4)
MW/ABL	—	(0.4)	(1.2)	—	—
Total	(52.4)	(27.5)	(27.6)	(21.5)	(14.9)
Retail:
Residential mortgage	(1.3)	(1.1)	(0.8)	(1.1)	(2.5)
Home equity	(1.6)	(1.8)	(1.6)	(4.2)	(5.0)
Other consumer	(3.6)	(1.1)	(0.9)	(1.1)	(1.0)
Total	(6.5)	(4.0)	(3.3)	(6.4)	(8.5)
Total charge-offs	(58.9)	(31.5)	(30.9)	(27.9)	(23.4)
Recoveries:
Commercial:
Commercial real estate	0.4	0.5	0.9	0.4	0.6
Commercial and industrial	2.1	1.8	1.5	2.7	1.3
Equipment financing	3.7	3.8	2.4	1.6	0.2
MW/ABL	0.2	0.2	—	0.2	—
Total	6.4	6.3	4.8	4.9	2.1
Retail:
Residential mortgage	1.0	1.1	0.6	0.5	1.4
Home equity	0.9	1.7	1.2	1.0	1.1
Other consumer	0.8	0.3	0.3	0.6	0.5
Total	2.7	3.1	2.1	2.1	3.0
Total recoveries	9.1	9.4	6.9	7.0	5.1
Net loan charge-offs	(49.8)	(22.1)	(24.0)	(20.9)	(18.3)
Provision for credit losses on loans	156.1	28.3	30.0	26.0	36.6
Balance at end of period	$425.1	$246.6	$240.4	$234.4	$229.3

ACL as a percentage of (1):
Total loans	0.97	0.57	0.68	0.72	0.77
Non-accrual loans	129.1	110.0	110.4	131.4	132.8
The provision for credit losses on loans totaled $156.1 million in 2020, reflecting net loan charge-offs of $49.8 million and an increase in the ACL resulting from the initial application of the CECL standard and the economic uncertainties brought about by COVID-19, specifically as it relates to assumptions regarding GDP and unemployment. The provision for credit losses on loans totaled $28.3 million in 2019, reflecting net loan charge-offs of $22.1 million and an increase in the ACL in response to portfolio-specific risk factors and loan growth. The ACL as a percentage of total loans was 0.97% and 0.57% at December 31, 2020 and 2019, respectively.

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
The following table summarizes net loan charge-offs by class of loan and total net loan charge-offs to average total loans:

Years ended December 31	2020	2019	2018	2017	2016
Commercial:
Commercial real estate	0.07%	0.01%	0.04%	0.04%	0.02%
Commercial and industrial	0.14	0.07	0.08	0.10	0.08
Equipment financing	0.45	0.32	0.28	0.17	0.21
MW/ABL	(0.01)	0.01	0.08	(0.10)	—
Retail:
Residential mortgage (1)	—	—	—	0.01	0.02
Home equity (2)	0.03	—	0.02	0.15	0.19
Other consumer	2.21	0.70	1.27	1.09	0.98
Total portfolio	0.11%	0.06%	0.07%	0.07%	0.06%
(1)Less than 0.01% at December 31, 2020, 2019 and 2018.
(2)Less than 0.01% at December 31, 2019.

The following table presents, by class of loan, the allocation of the ACL on loans and the percent of loans in each class to total loans:

	2020		2019		2018		2017		2016
As of December 31 (dollars in millions)	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio
Commercial:
Commercial real estate	$122.9	30.4%	$76.9	33.9%	$79.9	33.1%	$80.6	34.0%	$77.3	34.4%
Commercial and industrial	79.0	24.5	93.6	19.9	85.5	21.3	80.6	21.4	86.4	21.4
Equipment financing	97.9	11.3	47.4	11.3	44.1	12.3	43.3	12.0	41.2	10.2
MW/ABL	3.8	9.6	—	5.4	—	4.5	—	5.4	—	6.0
Retail:
Residential mortgage	66.2	19.4	20.0	23.7	21.8	23.1	20.6	20.9	16.8	20.9
Home equity	52.4	4.6	7.7	5.5	8.4	5.6	8.4	6.2	7.0	7.0
Other consumer	2.9	0.2	1.0	0.3	0.7	0.1	0.9	0.1	0.6	0.1
Total ACL	$425.1	100.0%	$246.6	100.0%	$240.4	100.0%	$234.4	100.0%	$229.3	100.0%
The allocation of the ACL on loans at December 31, 2020 reflects management’s assessment of credit risk and probable loss within each portfolio. This assessment is based on a variety of internal and external factors including, but not limited to, the likelihood and severity of loss, portfolio growth and related risk characteristics, and current economic conditions. The allocation of a portion of the allowance to one portfolio does not preclude its availability to absorb losses in another portfolio. Management believes that the level of the ACL on loans at December 31, 2020 represents an appropriate estimate of lifetime expected credit losses.
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
All previously accrued but unpaid interest on non-accrual loans is reversed from interest income in the period in which the accrual of interest is discontinued. Interest payments received on non-accrual loans are generally applied as a reduction of principal if future collections are doubtful, although such interest payments may be recognized as income. A loan remains on non-accrual status until the factors that indicated doubtful collectability no longer exist or until a loan is determined to be uncollectible and is charged-off against the ACL. There were no loans past due 90 days or more and still accruing interest at December 31, 2020 or 2019.

People’s United’s non-performing assets are summarized as follows:

As of December 31 (dollars in millions)	2020	2019	2018	2017	2016

Commercial:
Commercial real estate	$60.4	$53.8	$46.8	$30.0	$32.5
Commercial and industrial	75.4	38.5	54.1	46.2	47.6
Equipment financing	109.3	47.7	44.3	46.5	39.4
MW/ABL	1.0	—	—	—	—
Total	246.1	140.0	145.2	122.7	119.5
Retail:
Residential mortgage	62.3	63.3	55.0	38.9	34.9
Home equity	20.5	20.8	16.5	16.1	17.9
Other consumer	0.2	—	1.1	0.7	0.4
Total	83.0	84.1	72.6	55.7	53.2
Total non-accrual loans (1)	329.1	224.1	217.8	178.4	172.7
REO:
Residential	3.2	11.9	5.5	7.6	8.1
Commercial	3.6	7.3	8.7	9.3	4.0
Total REO	6.8	19.2	14.2	16.9	12.1
Repossessed assets	5.7	4.2	3.9	2.5	7.2
Total non-performing assets	$341.6	$247.5	$235.9	$197.8	$192.0

Non-accrual loans as a percentage of total loans	0.75%	0.51%	0.62%	0.55%	0.58%
Non-performing assets as a percentage of:
Total loans, REO and repossessed assets	0.78	0.57	0.67	0.61	0.64
Tangible stockholders’ equity and ACL	6.59	5.03	6.03	5.66	5.94
(1)Reported net of government guarantees totaling $2.5 million, $1.3 million, $1.9 million, $3.1 million and $13.1 million at December 31, 2020, 2019, 2018, 2017 and 2016, respectively. These government guarantees relate, almost entirely, to guarantees provided by the SBA as well as selected other Federal agencies and represent the carrying value of the loans that are covered by such guarantees, the extent of which (i.e. full or partial) varies by loan. At December 31, 2020, all of the government guarantees relate to commercial and industrial loans.
Total non-performing assets increased $94.1 million from December 31, 2019 and equaled 0.57% of total loans, REO and repossessed assets at December 31, 2020. The increase in total non-performing assets from December 31, 2019 primarily reflects increases of $61.6 million in non-accrual equipment financing loans, $36.9 million in non-accrual commercial and industrial loans and $6.6 million in non-accrual commercial real estate loans, partially offset by a $12.4 million decrease in REO. The increase in non-accrual equipment financing loans primarily relates to PCLC’s motor coach portfolio, which has experienced a significant decline in business as a result of the COVID-19 pandemic.
In addition to the non-accrual loans discussed above, People’s United has also identified $1.3 billion in potential problem loans at December 31, 2020. Potential problem loans represent loans that are currently performing, but for which known information about possible credit deterioration on the part of the related borrowers causes management to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms and which may result in the disclosure of such loans as non-performing at some time in the future. The potential problem loans are generally loans that, although performing, have been classified as “substandard” in accordance with People’s United’s loan rating system, which is consistent with guidelines established by banking regulators.
At December 31, 2020, potential problem loans consisted of commercial and industrial loans ($456.9 million), commercial real estate loans ($417.3 million), equipment financing loans ($369.6 million) and MW/ABL loans ($16.7 million). Such loans are closely monitored by management and have remained in performing status for a variety of reasons including, but not limited to, delinquency status, borrower payment history and fair value of the underlying collateral. Management cannot predict the extent to which economic conditions may worsen or whether other factors may adversely impact the ability of these borrowers to make payments. Accordingly, there can be no assurance that potential problem loans will not become 90 days or more past due, be placed on non-accrual status, be restructured, or require additional provisions for loan losses.

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

Funding
People’s United’s primary funding sources are deposits and stockholders’ equity, which represented 95% of total assets at December 31, 2020. Borrowings and notes and debentures also are available sources of funding.
Deposits
People’s United’s strategy is to focus on increasing deposits by providing a wide range of convenient services to commercial, retail, business and wealth management customers. People’s United provides customers access to their deposits through 417 branches, including 140 full-service in-store Stop & Shop supermarket branches, 631 ATMs, telephone banking and an Internet banking site.

	2020		2019		2018
As of December 31 (dollars in millions)	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
Non-interest-bearing	$15,881.7	—%	$9,803.7	—%	$8,543.0	—%
Money market	15,266.1	0.17	11,651.3	0.98	9,859.7	1.10
Interest-bearing checking	9,301.4	0.18	7,941.3	0.84	6,723.6	0.90
Total	24,567.5	0.17	19,592.6	0.92	16,583.3	1.04
Savings	6,029.7	0.04	4,987.7	0.23	4,116.5	0.09
Time deposits maturing:
Within 3 months	1,850.6	1.10	3,984.7	1.90	1,480.0	1.66
After 3 but within 6 months	1,155.1	0.68	2,659.3	2.12	1,375.6	1.67
After 6 months but within 1 year	1,464.1	0.75	1,354.8	1.77	2,511.5	1.83
After 1 but within 2 years	950.8	1.02	816.3	1.82	1,275.5	1.98
After 2 but within 3 years	165.7	1.75	275.4	2.23	153.5	1.97
After 3 but within 4 years	18.1	0.99	97.8	2.37	102.1	1.63
After 4 but within 5 years	54.4	0.68	17.2	1.09	18.0	1.29
After 5 years (1)	—	0.99	—	0.99	—	1.10
Total	5,658.8	0.92	9,205.5	1.95	6,916.2	1.78
Total deposits	$52,137.7	0.19%	$43,589.5	0.85%	$36,159.0	0.83%
(1)Amount totaled less than $0.1 million for all periods.
Deposits equaled 83% and 74% of total assets at December 31, 2020 and 2019, respectively. Deposits and stockholders’ equity constituted 95% of People’s United’s funding base at December 31, 2020 compared to 88% at December 31, 2019.
The expansion of People’s United’s branch network and its commitment to developing full-service relationships with its customers are integral components of People’s United’s strategy to expand market share and continue growing deposits. At December 31, 2020, People’s United’s network of Stop & Shop branches held $5.8 billion in total deposits and deposits in supermarket branches open for more than one year averaged $41 million per store. On January 21, 2021, the Bank announced its decision not to renew its agreements with Stop & Shop to operate 140 in-store branches in Connecticut and New York upon their expiration in 2022. Branch closures will take place over several years using a phased approach.

Non-interest-bearing deposits are an important source of low-cost funding and fee income for People’s United. In addition, People’s United believes that checking accounts represent one of the core relationships between a financial institution and its customers, and it is from these relationships that cross-selling of other financial services can be achieved.
Non-interest-bearing deposits equaled 30% of total deposits at December 31, 2020 and 22% at December 31, 2019. Time deposits of $100,000 or more totaled $3.0 billion at December 31, 2020, of which $1.1 billion mature within three months, $619 million mature after three months but within six months, $770 million mature after six months but within one year and $561 million mature after one year. Included in total deposits at December 31, 2020 are $4.5 billion of brokered deposits, comprised of money market ($4.2 billion), interest-bearing checking ($152 million) and time ($151 million). See Note 11 to the Consolidated Financial Statements for additional information concerning deposits.
Total Deposits
As of December 31 (dollars in billions)
The following table presents, by rate category, the remaining period to maturity of time deposits outstanding:

	Period to Maturity from December 31, 2020
(in millions)	Within Three Months	Over Three to Six Months	Over Six Months to One Year	Over One to Two Years	Over Two to Three Years	Over Three to Four Years	Over Four to Five Years	Over Five Years (1)	Total
0.50% or less	$724.0	$647.5	$657.4	$369.5	$16.6	$1.6	$18.6	$—	$2,435.2
0.51% to 1.00%	213.7	359.5	422.5	301.0	58.6	10.8	35.0	—	1,401.1
1.01% to 1.50%	72.6	7.1	260.3	23.7	12.4	4.5	0.8	—	381.4
1.51% to 2.00%	682.6	15.5	10.6	79.9	0.4	0.2	—	—	789.2
2.01% to 2.50%	25.9	14.7	18.0	50.4	4.4	—	—	—	113.4
2.51% and greater	131.8	110.8	95.3	126.3	73.3	1.0	—	—	538.5
Total	$1,850.6	$1,155.1	$1,464.1	$950.8	$165.7	$18.1	$54.4	$—	$5,658.8
(1)Amount totaled less than $0.1 million at December 31, 2020.

Borrowings
People’s United’s primary source for borrowings are advances from the FHLB of Boston, which provides credit for member institutions within its assigned region, and federal funds purchased, which are typically unsecured overnight loans among banks. Customer repurchase agreements primarily consist of transactions with commercial and municipal customers.
At December 31, 2020, the Bank’s total borrowing capacity from (i) the FHLB of Boston and the FRB-NY for advances and (ii) repurchase agreements was $16.6 billion based on the level of qualifying collateral available for these borrowings. In addition, the Bank had unsecured borrowing capacity of $1.0 billion at that date. FHLB advances are secured by the Bank’s investment in FHLB stock and by a security agreement that requires the Bank to maintain, as collateral, sufficient qualifying assets not otherwise pledged (principally single-family residential mortgage loans, home equity lines of credit and loans, and commercial real estate loans).
Total borrowings equaled 2% of total assets at December 31, 2020 compared to 9% at December 31, 2019. FHLB advances and customer repurchase agreements each represented 1%, of total assets at December 31, 2020, while federal funds purchased totaled less than 1% of total assets. See Note 12 to the Consolidated Financial Statements for additional information concerning borrowings.

	2020		2019		2018
As of December 31 (dollars in millions)	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
Fixed-rate FHLB advances maturing:
Within 1 month	$—	—%	$3,060.8	1.79%	$2,270.3	2.59%
After 1 month but within 1 year	556.9	0.41	44.8	1.79	61.0	1.76
After 1 but within 2 years	1.2	0.50	6.8	2.11	54.2	1.75
After 2 but within 3 years	0.5	0.05	1.2	0.51	6.8	2.11
After 3 but within 4 years	—	—	0.6	0.05	1.3	0.52
After 4 but within 5 years	8.6	1.70	—	—	0.6	0.05
After 5 years	2.5	0.83	11.2	1.50	10.3	1.64
Total FHLB advances	569.7	0.43	3,125.4	1.79	2,404.5	2.54
Federal funds purchased maturing:
Within 1 month	125.0	0.07	1,620.0	1.61	845.0	2.53
Customer repurchase agreements maturing:
Within 1 month	452.9	0.14	409.1	0.69	332.9	0.61
Other borrowings maturing:
Within 1 year	—	—	—	—	11.0	2.40
Total other borrowings	—	—	—	—	11.0	2.40
Total borrowings	$1,147.6	0.28%	$5,154.5	1.64%	$3,593.4	2.36%
Notes and Debentures
Notes and debentures totaled $1.0 billion and $993 million at December 31, 2020 and 2019, respectively, and equaled 1% of total assets at each respective date. See Note 13 to the Consolidated Financial Statements for additional information concerning notes and debentures.

Contractual Cash Obligations
The following table is a summary of People’s United’s contractual cash obligations, other than deposit liabilities. Additional information concerning the Company’s contractual cash obligations is included in Notes 11, 12, 13 and 22 to the Consolidated Financial Statements. Purchase obligations included in the table below represent those agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions. A substantial majority of People’s United’s purchase obligations are renewable on a year-to-year basis. As such, the purchase obligations included in this table only reflect the contractual commitment.

	Payments Due by Period
As of December 31, 2020 (in millions)	Total	Less Than One Year	One to Three Years	Four to Five Years	After Five Years
Borrowings	$1,147.6	$1,134.8	$1.7	$8.6	$2.5
Notes and debentures	1,009.6	—	498.9	510.7	—
Interest payments on fixed-rate borrowings and notes and debentures (1)	101.1	39.4	53.4	8.2	0.1
Operating leases	306.7	66.7	86.3	57.8	95.9
Purchase obligations	206.1	83.2	98.1	24.0	0.8
Total	$2,771.1	$1,324.1	$738.4	$609.3	$99.3
(1)Interest payments on floating-rate borrowings are not included in the table above as the timing and amount of such payments is uncertain. See Note 12 to the Consolidated Financial Statements.
Future contingent commitments totaling $182.4 million at December 31, 2020, related to limited partnership affordable housing investments, are not included in the table above as the timing of the related capital calls cannot be estimated. Similarly, income tax liabilities totaling $33.4 million, including related interest and penalties, are not included in the table above as the timing of their resolution cannot be estimated. See Note 14 to the Consolidated Financial Statements.
Also not included in the table above are expected future net benefit payments related to the Company’s pension and other postretirement plans that are due as follows: $33.5 million in less than one year; $66.2 million in one to three years; $72.2 million in four to five years; and $199.9 million after five years. See Note 19 to the Consolidated Financial Statements.

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
Asset liquidity is provided by: cash; short-term investments and securities purchased under agreements to resell; proceeds from maturities, principal repayments and sales of securities; and proceeds from scheduled principal collections, prepayments and sales of loans. In addition, certain securities may be used to collateralize borrowings under repurchase agreements. The Consolidated Statements of Cash Flows present data on cash provided by and used in People’s United’s operating, investing and financing activities. At December 31, 2020, People’s United (parent company) liquid assets included $305 million in cash and $5 million in equity securities, while the Bank’s liquid assets included $4.9 billion in debt securities available-for-sale and $3.9 billion in cash and cash equivalents. At December 31, 2020, debt securities available-for-sale with a fair value of $4.9 billion and debt securities held-to-maturity with an amortized cost basis of $2.1 billion were pledged as collateral for public deposits and for other purposes.
Liability liquidity is measured by both People’s United’s and the Bank’s ability to obtain deposits and borrowings at cost-effective rates that are diversified with respect to markets and maturities. Deposits, which are considered the most stable source of liability liquidity, totaled $52.1 billion at December 31, 2020 and represented 84% of total funding (the sum of total deposits, total borrowings, notes and debentures, and stockholders’ equity). Borrowings are used to diversify People’s United’s funding mix and to support asset growth. Borrowings and notes and debentures totaled $1.1 billion and $1.0 billion, respectively, at December 31, 2020, representing 2% and 1%, respectively, of total funding at that date.

The Bank’s current available sources of borrowings include: federal funds purchased, advances from the FHLB of Boston and the FRB-NY, and repurchase agreements. At December 31, 2020, the Bank’s total borrowing capacity from (i) the FHLB of Boston and the FRB-NY for advances and (ii) repurchase agreements was $16.6 billion based on the level of qualifying collateral available for these borrowings. In addition, the Bank had unsecured borrowing capacity of $1.0 billion at that date.

Earning Asset Mix	Funding Base
$56.9 billion as of December 31, 2020 (percent)	$62.3 billion as of December 31, 2020 (percent)

1
2
13
84
Deposits
Stockholders' Equity
Borrowings
Notes and debentures

At December 31, 2020, the Bank had outstanding commitments to originate loans totaling $1.3 billion and approved, but unused, lines of credit extended to customers totaling $10.2 billion (including $2.8 billion of HELOCs).
The sources of liquidity discussed above are deemed by management to be sufficient to fund outstanding loan commitments and to meet both People’s United’s and the Bank’s other obligations.

Stockholders’ Equity and Dividends
People’s United’s total stockholders’ equity was $7.60 billion at December 31, 2020, a $344.4 million decrease from December 31, 2019. This decrease primarily reflects: (i) the repurchase of 19.8 million shares of People’s United common stock, at a total cost of $304.4 million, during the first quarter of 2020; and (ii) common and preferred dividends paid in 2020 totaling $318.2 million, partially offset by (i) net income in 2020 of $219.6 million; and (ii) a $77.7 million decrease in accumulated other comprehensive loss (“AOCL”) since December 31, 2019. The decrease in AOCL, net of tax, primarily reflects a $78.1 million increase in the unrealized gain on debt securities available-for-sale. As a percentage of total assets, stockholders’ equity was 12.1% and 13.6% at December 31, 2020 and 2019, respectively. Tangible common equity as a percentage of tangible assets was 7.5% and 8.0% at December 31, 2020 and December 31, 2019, respectively.
In June 2019, the Company’s Board of Directors authorized the repurchase of up to 20.0 million shares of People’s United’s outstanding common stock. Such shares may be repurchased, either directly or through agents, in the open market at prices and terms satisfactory to management. In the fourth quarter of 2019, the Company repurchased 19.8 million shares of People’s United common stock under this authorization at a total cost of $304.4 million. In March 2020, People’s United completed this repurchase authorization (see above). Shares acquired in this manner have not been retired by the Company and, as a result, remain available for issuance in the future.
Common dividends declared and paid per common share totaled $0.7175 and $0.7075 for the years ended
December 31, 2020 and 2019, respectively. People’s United’s common dividend payout ratio (common dividends paid as a percentage of net income available to common shareholders) for the years ended December 31, 2020 and 2019 was 148.0% and 54.3%, respectively. On an operating basis, the common dividend payout ratio was 56.9% and 49.8% for the respective periods. The Company’s Board of Directors declared a quarterly dividend on its common stock of $0.18 per share on January 21, 2021, which was paid on February 15, 2021 to shareholders of record on February 1, 2021.
The Bank paid cash dividends totaling $498.0 million and $457.0 million to People’s United (parent company) in 2020 and 2019, respectively. See Risk Factors - Compliance and Regulatory Risk for a further discussion regarding the Company's and Bank's ability to declare and pay dividends.

Regulatory Capital Requirements
Both People’s United and the Bank are subject to the Basel III capital rules issued by U.S. banking agencies. The
Basel III capital rules require U.S. financial institutions to maintain: (i) a minimum ratio of CET 1 capital to total risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET 1 risk-based capital ratio, effectively resulting in a minimum CET 1 risk-based capital ratio of 7.0%); (ii) a minimum ratio of Tier 1 capital to total risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 risk-based capital ratio, effectively resulting in a minimum Tier 1 risk-based capital ratio of 8.5%); (iii) a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to total risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% Total risk-based capital ratio, effectively resulting in a minimum Total risk-based capital ratio of 10.5%); and (iv) a minimum Tier 1 Leverage capital ratio of at least 4.0%, calculated as the ratio of Tier 1 capital to average total assets, as defined.
In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments, a financial institution must hold a capital conservation buffer of 2.50% above its minimum risk-based capital requirements.
For regulatory capital purposes, subordinated note issuances qualify, up to certain limits, as Tier 2 capital for Total risk-based capital. In accordance with regulatory capital rules, the eligible amount of the Bank’s $400 million subordinated notes due 2024 and People’s United’s $75 million subordinated notes due 2024 included in Tier 2 capital will both be reduced each year until the year of final maturity by 20%, or $80 million and $15 million, respectively.
As discussed in Note 1 to the Consolidated Financial Statements, the Company’s adoption of the CECL standard effective January 1, 2020, resulted in an approximate 10 basis points decrease in the capital ratios at both the Bank and People’s United at that time. In December 2018, the Federal banking agencies approved a final rule allowing an option to phase-in, over three years, the day one regulatory capital effects of the CECL standard. In March 2020, the Federal banking agencies issued an interim final rule providing an alternative option to delay, for two years, an estimate of the CECL standard’s effect on regulatory capital (relative to incurred loss methodology’s effect on regulatory capital), followed by a three-year transition period. The Company has elected the alternative option provided in the March 2020 interim final rule.
The following is a summary of People’s United’s and the Bank’s regulatory capital amounts and ratios under the Basel III capital rules. The minimum capital required amounts are based on the capital conservation buffer of the Basel III capital rules. In connection with the adoption of the Basel III capital rules, both the Company and the Bank elected to opt-out of the requirement to include most components of AOCL in CET 1 capital. At December 31, 2020, People’s United’s and the Bank’s total risk-weighted assets, as defined, totaled $45.1 billion and $45.0 billion, respectively.

	As of December 31, 2020		Minimum Capital Required		Classification as Well-Capitalized
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Capital (1):
People’s United	$4,967.8	8.4%	$2,374.3	4.0%	N/A	N/A
Bank	5,168.4	8.7	2,373.7	4.0	$2,967.2	5.0%
CET 1 Risk-Based Capital (2):
People’s United	4,723.7	10.5	3,155.3	7.0	N/A	N/A
Bank	5,168.4	11.5	3,151.1	7.0	2,926.0	6.5
Tier 1 Risk-Based Capital (3):
People’s United	4,967.8	11.0	3,831.4	8.5	2,704.5	6.0
Bank	5,168.4	11.5	3,826.3	8.5	3,601.3	8.0
Total Risk-Based Capital (4):
People’s United	5,589.5	12.4	4,732.9	10.5	4,507.5	10.0
Bank	5,745.1	12.8	4,726.7	10.5	4,501.6	10.0

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
(3)Tier 1 Risk-Based Capital ratio represents Tier 1 Capital divided by Total Risk-Weighted Assets.
(4)Total Risk-Based Capital ratio represents Tier 1 Capital plus subordinated notes and debentures, up to certain limits, and the ACL, up to 1.25% of Total Risk-Weighted Assets, divided by Total Risk-Weighted Assets.
See Note 16 to the Consolidated Financial Statements for additional information concerning both the Company’s and the Bank’s regulatory capital amounts and ratios.
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
The following tables set forth the estimated percent change in the Company’s net interest income at risk over one-year simulation periods beginning December 31, 2020 and 2019. Given the current spot interest rate curve at December 31, 2020, a down 100 basis point rate scenario is no longer simulated due to negative interest rates in this scenario.

Parallel Shock Rate Change (basis points)	Estimated Percent Change in Net Interest Income
	2020	2019
+300	22.6%	4.8%
+200	16.0	3.5
+100	8.2	2.0
-(25)	(1.7)	N/A
-100	N/A	(2.1)

Yield Curve Twist Rate Change (basis points)	Estimated Percent Change in Net Interest Income
	2020	2019
Short End -25	(1.0)%	N/A
Short End +100	6.1	0.6
Long End -25	(0.7)	N/A
Long End +100	2.4	1.6
The net interest income at risk simulation results indicate that at both December 31, 2020 and 2019, the Company is asset sensitive over the twelve-month forecast horizon (i.e. net interest income will increase if market rates rise). The asset sensitive position at December 31, 2020 primarily reflects: (i) 100% of the Company’s loan portfolio being funded by less rate-sensitive core deposits; (ii) approximately 46% of the Company’s loan portfolio being comprised of Prime Rate and one-month
LIBOR-based floating-rate loans; and (iii) the repricing of variable-rate loans, the origination of fixed-rate loans as well as the purchase and reinvestment of securities all over the twelve-month forecast horizon.
The increase the Company’s asset sensitivity since December 31, 2019 is primarily due to: (i) faster mortgage-backed security and residential mortgage loan prepayment speeds in the low interest rate environment; (ii) a decline in residential mortgage loans; (iii) higher liquid deposits resulting from governmental stimulus programs and reduced consumer spending during the COVID-19 pandemic; (iv) the addition of $1.3 billion of term deposits; and (v) the execution of pay fixed/receive floating interest rates swaps ($550 million aggregate notional value); (vi) decreased deposit pricing elasticity and lengthened deposit pricing lag assumptions in the Company’s IRR model resulting from observed deposit behavior; partially offset by the repurchase of 19.8 million shares of common stock, the addition of $2.5 billion of fixed-rate PPP loans and an increase in the securities portfolio. Based on the Company’s IRR position at December 31, 2020, an immediate 100 basis point parallel increase in interest rates translates to an approximate $123 million increase in net interest income on an annualized basis.

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
The following table sets forth the estimated percent change in the Company’s economic value of equity at risk, assuming various instantaneous parallel shocks in interest rates. Given the current spot interest rate curve at December 31, 2020, a down 100 basis point rate scenario is no longer simulated due to negative rates in this scenario.

Parallel Shock Rate Change (basis points)	Estimated Percent Change in Economic Value of Equity
	2020	2019
+300	11.6%	(12.6)%
+200	13.7	(6.6)
+100	10.3	(1.6)
-25	(3.9)	(3.3)
-100	N/A	(3.0)
The Company’s economic value of equity at risk profile indicates that at December 31, 2020, the Company’s economic value of equity is asset sensitive. The increase in assert sensitivity since December 31, 2019 primarily reflects: (i) an increase in the modeled weighted average life of non-maturity deposits and a decrease in the duration of both mortgage-backed securities and residential mortgage loans resulting from lower interest rates; (ii) a decline in residential mortgage loans; (iii) an increase in liquid deposits; and (iv) the addition of $1.3 billion of term deposits; partially offset by the addition of PPP loans, increase in the securities portfolio and deposit modeling assumption updates.
People’s United’s IRR position at December 31, 2020, as set forth in the net interest income at risk and economic value of equity at risk tables above, reflects an asset sensitive net interest income at risk position and a liability sensitive economic value of equity position. From a net interest income perspective, asset sensitivity over the next 12 months is primarily attributable to the effect of the substantial Prime and LIBOR-based loan balances that are funded mainly by less rate-sensitive deposits. From an economic value of equity perspective, in a rising rate environment, the Company’s assets are more price sensitive than its liabilities due to slightly longer asset duration, which serves to create a liability sensitive risk position. Given the uncertainty of the magnitude, timing and direction of future interest rate movements and the shape of the yield curve, actual results may vary from those predicted by the Company’s models.
Management has established procedures to be followed in the event of an anticipated or actual breach in policy limits. As of December 31, 2020, there were no breaches of the Company’s internal policy limits with respect to either IRR measure. Management utilizes both interest rate measures in the normal course of measuring and managing IRR and believes that each measure is valuable in understanding the Company’s IRR position.
People’s United uses derivative financial instruments, including interest rate swaps, as components of its market risk management (principally to manage IRR). Certain other derivatives are entered into in connection with transactions with commercial customers. Derivatives are not used for speculative purposes. At December 31, 2020, People’s United used interest rate swaps to manage IRR associated with certain interest-bearing assets and interest-bearing liabilities.
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
Certain of People’s United’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of master netting arrangements and posted collateral). The aggregate fair value of derivative instruments with such credit-related contingent features that were in a net liability position at December 31, 2020 was $0.7 million, for which People’s United had posted no collateral in the normal course of business. If the Company’s senior unsecured debt rating had fallen below investment grade as of that date, $0.7 million in additional collateral would have been required.

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

Derivative Financial Instruments
The following table summarizes certain information concerning derivative financial instruments utilized by People’s United in its management of IRR and foreign currency risk:

	Interest Rate Swaps		Foreign Exchange Contracts
As of December 31, 2020 (dollars in millions)	Fair Value Hedge	Cash Flow Hedge
Notional principal amounts	$375.0	$550.0	$285.3
Weighted average interest rates:
Pay floating (receive fixed)	Libor + 1.265% (4.00%)	N/A	N/A
Pay fixed (receive floating)	N/A	0.53% (0.25%)	N/A
Weighted average remaining term to maturity (in months)	42	20	1
Fair value:
Recognized as an asset	$—	$—	$12.8
Recognized as a liability	—	—	8.8

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
The following table summarizes certain information concerning these interest rate swaps and caps:

	Interest Rate Swaps		Interest Rate Caps
As of December 31, 2020 (dollars in millions)	Commercial Customers	Institutional Counterparties	Commercial Customers	Institutional Counterparties
Notional principal amounts	$8,878.6	$8,881.3	$185.1	$185.1
Weighted average interest rates:
Pay floating (receive fixed)	0.40% (2.38%)	—	N/A	N/A
Pay fixed (receive floating)	—	2.25% (0.40%)	N/A	N/A
Weighted average strike rate	N/A	N/A	3.37%	3.37%
Weighted average remaining term to maturity (in months)	77	77	22	22
Fair value:
Recognized as an asset	$778.0	$5.8	$3.0	$—
Recognized as a liability	0.4	156.8	—	3.0
See Notes 22 and 23 to the Consolidated Financial Statements for further information relating to derivatives.
Item 8. Financial Statements and Supplementary Data
The information required by this item begins on page 81.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
People’s United’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of People’s United’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that People’s United’s disclosure controls and procedures are effective, as of
December 31, 2020, to ensure that information relating to People’s United, which is required to be disclosed in the reports People’s United files with the SEC under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
During the quarter ended December 31, 2020, there has not been any change in People’s United’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, People’s United’s internal control over financial reporting. People’s United’s Management’s Report on Internal Control Over Financial Reporting appears on page 80 and the related Report of Independent Registered Public Accounting Firm appears on page 85.
Item 9B. Other Information
None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
Directors of the Corporation
The information required herein is incorporated by reference to our definitive proxy statement or in an amendment to this Form 10-K, to be filed no later than 120 days after the end of the fiscal year covered by this Form 10-K.
Audit Committee Financial Expert
The Board of Directors has determined that all members of the Audit Committee of the Board are each an “audit committee financial expert” and are “independent” within the meaning of those terms as used in the instructions to this Item 10.

Executive Officers of the Corporation
The information required herein is incorporated by reference to our definitive proxy statement or in an amendment to this Form 10-K, to be filed no later than 120 days after the end of the fiscal year covered by this Form 10-K.
People’s United has adopted a Code of Ethics that applies to its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The text of the Code of Ethics is available on People’s United’s website at www.peoples.com, under “Investor Relations—Governance Documents—Code of Ethics for Senior Financial Officers.”
Additional information required by this item is incorporated by reference to our definitive proxy statement or in an amendment to this Form 10-K, to be filed no later than 120 days after the end of the fiscal year covered by this Form 10-K.
Item 11. Executive Compensation
The information required herein is incorporated by reference to our definitive proxy statement or in an amendment to this Form 10-K, to be filed no later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table provides summary information about People’s United’s equity compensation plans as of
December 31, 2020:
Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted-average exercise price of outstanding options, warrants and rights (2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a)) (3)

Equity compensation plans approved by security holders	20,600,894	$16.19	25,704,590

Equity compensation plans not approved by security holders	—	n/a	—

Total	20,600,894	$16.19	25,704,590
(1)Consists of the following as of December 31, 2020: 2,578,622 performance shares (assuming maximum performance for each of the performance measures) and 18,022,272 options. There is no exercise event as to performance shares which vest, if at all, following the three-year performance period.
(2)The weighted-average exercise price in column (b) does not take the performance share awards into account.
(3)Of this amount, 258,714 shares are issuable as shares of restricted stock pursuant to the People’s United Financial, Inc. Directors’ Equity Compensation Plan. The remaining 25,445,876 shares are issuable pursuant to the People’s United Financial, Inc. 2014 Long-Term Incentive Plan either in the form of options, stock appreciation rights, shares of restricted stock or performance shares. Information describing these plans appears in Note 20 to the Consolidated Financial Statements.
Additional information required by this item is incorporated by reference to our definitive proxy statement or in an amendment to this Form 10-K, to be filed no later than 120 days after the end of the fiscal year covered by this Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required herein is incorporated by reference to our definitive proxy statement or in an amendment to this Form 10-K, to be filed no later than 120 days after the end of the fiscal year covered by this Form 10-K.
Item 14. Principal Accountant Fees and Services
The information required herein is incorporated by reference to our definitive proxy statement or in an amendment to this Form 10-K, to be filed no later than 120 days after the end of the fiscal year covered by this Form 10-K.

Part IV
Item 15.    Exhibits and Financial Statement Schedules

(a)(1)	The following consolidated financial statements of People’s United Financial, Inc. and the independent registered public accounting firm report thereon are included herein beginning on page 81:

Consolidated Statements of Condition as of December 31, 2020 and 2019

Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018

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

3.1
Third Amended and Restated Certificate of Incorporation of People's United Financial, Inc. (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2013)

3.2
Amended Eighth Amended and Restated Bylaws of People's United Financial, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2018)

3.3
Certificate of Amendment of Third Amended and Restated Certificate of Incorporation of People's United Financial, Inc. (incorporated by reference to Exhibit 3.1(a) to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2016)

3.4
Certificate of Amendment of Third Amended and Restated Certificate of Incorporation of People's United Financial, Inc. (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2017)

4	Description of Registrant's Securities (incorporated by reference to Exhibit 4 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2020)

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

101.1
The following financial information from People’s United Financial, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 formatted in Inline XBRL: (i) Consolidated Statements of Condition as of December 31, 2020 and 2019; (ii) Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2020, 2019 and 2018; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018; and (vi) Notes to Consolidated Financial Statements.

104	Cover page formatted in Inline XBRL and contained within Exhibit 101.1

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, People’s United Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLE’S UNITED FINANCIAL, INC.

Date: March 1, 2021	By:	/s/ John P. Barnes
John P. Barnes
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of People’s United Financial, Inc. and in the capacities and on the dates indicated.

Date: March 1, 2021	By:	/s/ John P. Barnes
John P. Barnes
Chairman, Chief Executive Officer and
Director (Principal Executive Officer)

Date: March 1, 2021	By:	/s/ R. David Rosato
R. David Rosato
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: March 1, 2021	By:	/s/ Jeffrey A. Hoyt
Jeffrey A. Hoyt
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Date: March 1, 2021	By:	/s/ Collin P. Baron
Collin P. Baron
Director

Date: March 1, 2021	By:	/s/ George P. Carter
George P. Carter
Lead Director

Date: March 1, 2021	By:	/s/ Jane Chwick
Jane Chwick
Director

Date: March 1, 2021	By:	/s/ William F. Cruger, Jr.
William F. Cruger, Jr.
Director

Date: March 1, 2021	By:	/s/ John K. Dwight
John K. Dwight
Director

Date: March 1, 2021	By:	/s/ Jerry Franklin
Jerry Franklin
Director

Date: March 1, 2021	By:	/s/ Janet M. Hansen
Janet M. Hansen
Director

Date: March 1, 2021	By:	/s/ Nancy McAllister
Nancy McAllister
Director

Date: March 1, 2021	By:	/s/ Mark W. Richards
Mark W. Richards
Director

Date: March 1, 2021	By:	/s/ Kirk W. Walters
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
In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management has concluded that People's United Financial, Inc. maintained effective internal control over financial reporting as of December 31, 2020, based on criteria in Internal Control – Integrated Framework (2013) issued by COSO.

/s/ John P. Barnes	/s/ R. David Rosato
John P. Barnes	R. David Rosato
Chairman and Chief Executive Officer	Senior Executive Vice President and Chief Financial Officer

Date: March 1, 2021

People’s United Financial, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
People’s United Financial, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of condition of People’s United Financial, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2020 due to the adoption of ASC Topic 326, Financial Instruments – Credit Losses.
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
Allowance for credit losses for loans evaluated on a collective basis
As discussed in Note 1 to the consolidated financial statements, the Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (ASC Topic 326) as of January 1, 2020. As discussed in Note 6 to the consolidated financial statements, the Company’s total allowance for credit losses as of December 31, 2020 was $425.1 million, of which
$404.6 million related to the allowance for credit losses for loans evaluated on a collective basis (the collective ACL). The collective ACL includes the measure of expected credit losses on an aggregate basis through pooling loans that share similar risk characteristics. The Company estimates the collective ACL based upon a consideration of its historical portfolio loss experience, current economic conditions, and forecasts of future economic conditions that affect the collectability of the loan balances. The collective ACL on loans consists of both quantitative and qualitative loss components. The Company estimates the quantitative component by segmenting the loan portfolio into pools of loans with similar risk characteristics and projecting (i) probability-of-default, representing the likelihood that a loan will stop performing/default (PD), (ii) loss-given-default, representing the expected loss rate for loans in default (LGD) and (iii) exposure-at-default (EAD), representing the estimated outstanding principal balance of the loans upon default, adjusted for anticipated prepayments, for each month of a loan’s remaining contractual term. Expected credit losses for the quantitative component are calculated as the product of the PD, LGD and EAD. The Company utilizes a two-year reasonable and supportable forecast period followed by a one-year period over which estimated losses revert on a straight-line basis to average historical loss experience, determined over the historical observation period, for the remaining life of the loan. The measurement of the quantitative component is impacted by loan/borrower attributes, including loan risk ratings for certain loan portfolios, and certain macroeconomic variables derived from an externally-sourced forward-looking economic scenario. The qualitative component of the collective ACL represents adjustments to the quantitative reserves for idiosyncratic risk factors, changes in current economic conditions that may not be reflected in quantitatively-derived results, weightings to multiple economic scenarios based on an assessment of the economic outlook, and other relevant factors.
We identified the assessment of the collective ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the collective ACL. Specifically, the assessment encompassed the evaluation of the collective ACL methodology, including the methods and models used to estimate (i) certain PD, LGD, and EAD models (the models) and their significant assumptions, including portfolio segmentation, the externally-sourced forward-looking economic scenarios, the reasonable and supportable forecast period, reversion period and method, the historical observation period, and loan risk ratings for certain loan portfolios, and (ii) the qualitative factors and their significant assumptions. The assessment of the collective ACL also included an evaluation of the conceptual soundness and performance of the models. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ACL estimate, including controls over the:
•development of the collective ACL methodology
•development of the models
•identification and determination of the significant assumptions used in the models
•development of qualitative factor adjustments
•performance monitoring of the models
•periodic testing of loan risk ratings for loans
•analysis of the collective ACL results, trends, and ratios.
We evaluated the Company’s process to develop the collective ACL estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s collective ACL methodology for compliance with U.S. generally accepted accounting principles
•evaluating judgments made by the Company relative to the development and performance testing of the models by comparing them to relevant Company specific metrics and trends and applicable industry and regulatory practices
•testing the conceptual soundness and performance of the models by inspecting the model documentation to determine whether the models are suitable for their intended use
•evaluating the methodology used to develop the externally-sourced forward-looking economic scenarios and underlying assumptions by comparing it to the Company’s business environment and relevant industry practices
•evaluating the length of the historical loss observation period, reasonable and supportable forecast period, and reversion to average historical loss experience by comparing to specific portfolio risk characteristics and trends
•determining whether the loan portfolio is segmented by similar risk characteristics by comparing to the Company’s business environment and relevant industry practices
•testing individual loan risk ratings for a selection of loans by evaluating the financial performance of the borrower and underlying collateral
•evaluating the methodology used to develop the qualitative component including (i) determination of potential portfolio adjustments, metrics used to determine such adjustments through assessing the effect of those factors on the collective ACL compared with credit risk factors and consistency with credit trends and (ii) evaluating judgments made by the Company relative to the assigned weightings to each economic scenario.

We also assessed the sufficiency of the audit evidence obtained related to the collective ACL estimate by evaluating the cumulative results of the audit procedures, qualitative aspects of the Company’s accounting practices and potential bias in the accounting estimate.
Assessment of goodwill impairment in the Commercial Banking and Retail Banking reporting units
As discussed in Notes 1 and 8 to the consolidated financial statements, the carrying value of the Company’s goodwill balance as of December 31, 2020 was $2,680.8 million, of which $1,966.1 million and $657.9 million relate to the Commercial Banking and Retail Banking reporting units, respectively. The Company performs goodwill impairment testing as of the annual measurement date or more frequently if a triggering event indicates that impairment may have occurred. The impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. The Company estimates the fair value of its reporting units by applying a weighting of values determined using (i) the discounted cash flow method of the income approach and (ii) the guideline public company method of the market approach. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill is not deemed to be impaired. Should the carrying amount of the reporting unit exceed its estimated fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of goodwill.
We identified the evaluation of the goodwill impairment assessment of the Commercial Banking and Retail Banking reporting units as a critical audit matter. A high degree of complex auditor judgment, including specialized skills and knowledge, was involved in evaluating the overall fair value of the Commercial Banking and Retail Banking reporting units, including the estimation of the (i) discounted cash flow method of the income approach and its key assumptions, which include the growth rates, discount rates, and terminal values and (ii) guideline public company method of the market approach and its key assumptions, which include the selected trading multiples and control premiums used.
The following are the primary procedures we performed to address the critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s goodwill impairment assessment of the Commercial Banking and Retail Banking reporting units, including controls related to the development of the assumptions listed above. We involved valuation professionals with specialized skills and knowledge, who assisted in the following procedures over the Commercial Banking and Retail Banking reporting units:
•evaluating the Company’s fair value methodology for compliance with U.S. generally accepted accounting principles
•developing independent fair value estimates of the reporting units using independently developed growth rates, discount rates, terminal values, trading multiples, and control premiums, and comparing the results to the Company’s fair value estimates and carrying values of the reporting units
•reconciling the Company’s estimated fair value to its market capitalization as of the annual measurement date.
/s/ KPMG LLP
We have served as the Company’s auditor since 1986.
Stamford, Connecticut
March 1, 2021

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
People’s United Financial, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited People’s United Financial, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of condition of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2021 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Stamford, Connecticut
March 1, 2021

People’s United Financial, Inc. and Subsidiaries
Consolidated Statements of Condition

As of December 31 (in millions)	2020	2019
Assets
Cash and due from banks	$477.3	$484.2
Short-term investments	3,766.0	316.8
Total cash and cash equivalents (note 3)	4,243.3	801.0
Securities (note 4):
Trading debt securities, at fair value	—	7.1
Equity securities, at fair value	5.3	8.2
Debt securities available-for-sale, at fair value	4,925.5	3,564.3
Debt securities held-to-maturity, at amortized cost and net of allowance for credit losses of $1.6 million at December 31, 2020 (fair value of $4.27 billion and $4.02 billion)	3,993.8	3,869.2
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	266.6	341.1
Total securities	9,191.2	7,789.9
Loans held-for-sale (note 5)	26.5	511.3
Loans (notes 5, 6 and 7):
Commercial real estate	13,336.9	14,762.3
Commercial and industrial	14,982.3	11,041.6
Equipment financing	4,930.0	4,910.4
Total Commercial Portfolio	33,249.2	30,714.3
Residential mortgage	8,518.9	10,318.1
Home equity and other consumer	2,101.4	2,563.7
Total Retail Portfolio	10,620.3	12,881.8
Total loans	43,869.5	43,596.1
Less allowance for credit losses on loans	(425.1)	(246.6)
Total loans, net	43,444.4	43,349.5
Goodwill (notes 2 and 8)	2,680.8	3,065.5
Bank-owned life insurance	711.6	705.0
Premises and equipment, net (note 9)	276.7	305.5
Other acquisition-related intangible assets (notes 2 and 8)	165.1	209.1
Other assets (notes 4, 5, 7, 10 and 23)	2,352.2	1,853.0
Total assets	$63,091.8	$58,589.8
Liabilities
Deposits (note 11):
Non-interest-bearing	$15,881.7	$9,803.7
Savings	6,029.7	4,987.7
Interest-bearing checking and money market	24,567.5	19,592.6
Time	5,658.8	9,205.5
Total deposits	52,137.7	43,589.5
Borrowings (note 12):
Federal Home Loan Bank advances	569.7	3,125.4
Customer repurchase agreements	452.9	409.1
Federal funds purchased	125.0	1,620.0
Total borrowings	1,147.6	5,154.5
Notes and debentures (note 13)	1,009.6	993.1
Other liabilities (notes 7, 10 and 23)	1,194.1	905.5
Total liabilities	55,489.0	50,642.6
Commitments and contingencies (notes 7, 22 and 23)
Stockholders’ Equity (notes 2, 15, 18, 19 and 20):
Preferred stock ($0.01 par value; 50.0 million shares authorized; 10.0 million shares issued and outstanding at both dates)	244.1	244.1
Common stock ($0.01 par value; 1.95 billion shares authorized; 533.7 million shares and 532.8 million shares issued)	5.3	5.3
Additional paid-in capital	7,663.6	7,639.4
Retained earnings	1,363.6	1,512.8
Accumulated other comprehensive loss	(89.2)	(166.9)
Unallocated common stock of Employee Stock Ownership Plan, at cost (5.6 million shares and 5.9 million shares)	(115.6)	(122.9)
Treasury stock, at cost (109.0 million shares and 89.2 million shares)	(1,469.0)	(1,164.6)
Total stockholders’ equity	7,602.8	7,947.2
Total liabilities and stockholders’ equity	$63,091.8	$58,589.8
See accompanying notes to consolidated financial statements.

People’s United Financial, Inc. and Subsidiaries
Consolidated Statements of Income

Years ended December 31 (in millions, except per common share data)	2020	2019	2018
Interest and dividend income:
Commercial real estate	$488.6	$556.4	$463.4
Commercial and industrial	440.8	443.6	365.7
Equipment financing	263.3	253.8	212.3
Residential mortgage	332.2	329.1	236.2
Home equity and other consumer	86.7	106.1	88.6
Total interest on loans	1,611.6	1,689.0	1,366.2
Securities	195.7	186.5	184.2
Loans held-for-sale	4.3	0.8	0.9
Short-term investments	3.4	4.8	5.0
Total interest and dividend income	1,815.0	1,881.1	1,556.3
Interest expense:
Deposits (note 11)	187.2	356.9	216.1
Borrowings (note 12)	20.2	77.0	70.9
Notes and debentures	31.8	34.9	33.3
Total interest expense	239.2	468.8	320.3
Net interest income	1,575.8	1,412.3	1,236.0
Provision for credit losses on loans (notes 5 and 6)	156.1	28.3	30.0
Provision for credit losses on securities (note 4)	(0.3)	—	—
Net interest income after provision for credit losses	1,420.0	1,384.0	1,206.0
Non-interest income:
Bank service charges	97.5	107.5	99.9
Investment management fees	73.2	78.2	81.5
Commercial banking lending fees	50.9	42.7	37.3
Operating lease income (note 7)	49.7	50.8	44.4
Insurance revenue (note 2)	33.7	37.0	34.6
Cash management fees	33.4	28.4	27.1
Net security gains (losses) (note 4)	—	0.2	(9.8)
Gain on sale of business, net of expenses (note 2)	75.9	—	—
Other non-interest income (notes 4 and 7)	78.4	86.3	51.4
Total non-interest income	492.7	431.1	366.4
Non-interest expense:
Compensation and benefits (notes 19 and 20)	674.8	646.2	562.9
Occupancy and equipment (note 9)	199.0	185.9	168.2
Professional and outside services	113.2	98.2	77.6
Amortization of other acquisition-related intangible assets (note 8)	40.8	32.5	21.8
Operating lease expense	36.4	38.8	36.4
Regulatory assessments	32.7	26.1	37.9
Goodwill impairment (note 8)	353.0	—	—
Other non-interest expense	114.2	135.0	91.3
Total non-interest expense	1,564.1	1,162.7	996.1
Income before income tax expense	348.6	652.4	576.3
Income tax expense (note 14)	129.0	132.0	108.2
Net income	219.6	520.4	468.1
Preferred stock dividend	14.1	14.1	14.1
Net income available to common shareholders	$205.5	$506.3	$454.0
Earnings per common share (note 17):
Basic	$0.49	$1.28	$1.30
Diluted	0.49	1.27	1.29
See accompanying notes to consolidated financial statements.

People’s United Financial, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

Years ended December 31 (in millions)	2020	2019	2018
Net income	$219.6	$520.4	$468.1
Other comprehensive income (loss), before tax:
Net actuarial gains and losses on pension and other postretirement plans:
Net actuarial (losses) gains arising during the year	(15.7)	12.1	(32.6)
Reclassification adjustment for net actuarial loss included in net income	8.4	8.3	8.6
Net actuarial (losses) gains	(7.3)	20.4	(24.0)
Prior service credit on pension and other postretirement plans:
Reclassification adjustment for prior service credit included in net income	—	—	(0.3)
Net actuarial (losses) gains and prior service credit	(7.3)	20.4	(24.3)
Net unrealized gains and losses on securities available-for-sale:
Net unrealized holding gains (losses) arising during the year	107.8	89.2	(38.3)
Reclassification adjustment for net realized (gains) losses included in net income	—	(0.1)	9.9
Net unrealized gains (losses)	107.8	89.1	(28.4)
Net unrealized gains and losses on securities transferred to held-to-maturity:
Reclassification adjustment for amortization of unrealized losses on securities transferred to held-to-maturity included in net income	4.7	4.6	3.9
Net unrealized gains	4.7	4.6	3.9
Net unrealized gains and losses on derivatives accounted for as cash flow hedges:
Net unrealized (losses) gains arising during the year	(1.4)	1.9	(1.7)
Reclassification adjustment for net realized (gains) losses included in net income	(2.0)	1.1	0.5
Net unrealized (losses) gains	(3.4)	3.0	(1.2)
Other comprehensive income (loss), before tax	101.8	117.1	(50.0)
Deferred income tax (expense) benefit related to other comprehensive income (loss)	(24.1)	(27.2)	12.2
Total other comprehensive income (loss), net of tax (note 18)	77.7	89.9	(37.8)
Total comprehensive income	$297.3	$610.3	$430.3
See accompanying notes to consolidated financial statements.

People’s United Financial, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

(in millions, except per common share data)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallocated ESOP (1) Common Stock	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2017	$244.1	$4.4	$6,012.3	$1,040.2	$(137.3)	$(181.7)	$(1,162.1)	$5,819.9
Net income	—	—	—	468.1	—	—	—	468.1
Total other comprehensive loss, net of tax (note 18)	—	—	—	—	—	(37.8)	—	(37.8)
Common stock issued in First Connecticut acquisition (note 2)	—	0.3	486.1	—	—	—	—	486.4
Cash dividends on common stock ($0.6975 per share)	—	—	—	(243.8)	—	—	—	(243.8)
Cash dividends on preferred stock	—	—	—	(14.1)	—	—	—	(14.1)
Restricted stock and performance- based share awards	—	—	17.9	—	—	—	—	17.9
ESOP common stock committed to be released (note 19)	—	—	—	(1.0)	7.2	—	—	6.2
Common stock repurchased and retired upon vesting of restricted stock awards (note 20)	—	—	—	(2.5)	—	—	—	(2.5)
Stock options exercised	—	—	33.0	—	—	—	—	33.0
Transition adjustments related to adoption of new accounting standards (note 18)	—	—	—	37.9	—	(37.3)	—	0.6
Balance at December 31, 2018	244.1	4.7	6,549.3	1,284.8	(130.1)	(256.8)	(1,162.1)	6,533.9
Net income	—	—	—	520.4	—	—	—	520.4
Total other comprehensive income, net of tax (note 18)	—	—	—	—	—	89.9	—	89.9
Common stock issued in acquisitions (note 2): BSB Bancorp	—	0.2	324.3	—	—	—	—	324.5
United Financial	—	0.4	720.2	—	—	—	—	720.6
Cash dividends on common stock ($0.7075 per share)	—	—	—	(274.8)	—	—	—	(274.8)
Cash dividends on preferred stock	—	—	—	(14.1)	—	—	—	(14.1)
Restricted stock and performance- based share awards	—	—	16.3	—	—	—	—	16.3
Common stock repurchased (note 15)	—	—	—	—	—	—	(2.5)	(2.5)
ESOP common stock committed to be released (note 19)	—	—	—	(1.5)	7.2	—	—	5.7
Common stock repurchased and retired upon vesting of restricted stock awards (note 20)	—	—	—	(2.0)	—	—	—	(2.0)
Stock options exercised	—	—	29.3	—	—	—	—	29.3
Balance at December 31, 2019	244.1	5.3	7,639.4	1,512.8	(122.9)	(166.9)	(1,164.6)	7,947.2
Net income	—	—	—	219.6	—	—	—	219.6
Total other comprehensive income, net of tax (note 18)	—	—	—	—	—	77.7	—	77.7
Cash dividends on common stock ($0.7175 per share)	—	—	—	(304.1)	—	—	—	(304.1)
Cash dividends on preferred stock	—	—	—	(14.1)	—	—	—	(14.1)
Restricted stock and performance- based share awards	—	—	17.2	—	—	—	—	17.2
Common stock repurchased (note 15)	—	—	—	—	—	—	(304.4)	(304.4)
ESOP common stock committed to be released (note 19)	—	—	—	(3.0)	7.3	—	—	4.3
Common stock repurchased and retired upon vesting of restricted stock awards (note 20)	—	—	—	(1.7)	—	—	—	(1.7)
Stock options exercised	—	—	7.0	—	—	—	—	7.0
Transition adjustment related to adoption of new accounting standard (note 1)	—	—	—	(45.9)	—	—	—	(45.9)
Balance at December 31, 2020	$244.1	$5.3	$7,663.6	$1,363.6	$(115.6)	$(89.2)	$(1,469.0)	$7,602.8
(1)Employee Stock Ownership Plan
See accompanying notes to consolidated financial statements.

People’s United Financial, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

Years ended December 31 (in millions)	2020	2019	2018
Cash Flows from Operating Activities:
Net income	$219.6	$520.4	$468.1
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	155.8	28.3	30.0
Depreciation and amortization of premises and equipment	43.4	41.7	36.3
Amortization of other acquisition-related intangible assets	40.8	32.5	21.8
Expense related to operating leases	36.4	38.8	36.4
Expense related to share-based awards	26.2	24.9	22.4
Deferred income tax (benefit) expense	(18.7)	14.3	1.9
ESOP common stock committed to be released	4.3	5.7	6.2
Net security (gains) losses	—	(0.2)	9.8
Net gains on sales of loans	(15.5)	(0.4)	(1.8)
Net gains on sales of residential mortgage loans held-for-sale	(4.8)	(1.9)	(1.2)
Originations of loans held-for-sale	(213.8)	(180.3)	(188.2)
Proceeds from sales of loans held-for-sale	703.4	181.9	186.5
Net decrease (increase) in trading debt securities	7.1	1.3	(0.2)
Excess income tax benefits from stock options exercised	—	0.3	1.3
Goodwill impairment	353.0	—	—
Net changes in other assets and other liabilities	(494.3)	(466.5)	(40.0)
Net cash provided by operating activities	842.9	240.8	589.3
Cash Flows from Investing Activities:
Proceeds from sales of equity securities	2.0	1.6	2.3
Proceeds from principal repayments and maturities of debt securities available-for-sale	1,307.5	578.5	465.5
Proceeds from sales of debt securities available-for-sale	—	365.3	313.8
Proceeds from principal repayments and maturities of debt securities held-to-maturity	262.5	158.2	185.3
Purchases of debt securities available-for-sale	(2,398.9)	(827.8)	(726.8)
Purchases of debt securities held-to-maturity	(406.8)	(257.9)	(407.4)
Net redemptions of Federal Home Loan Bank stock	99.0	19.3	17.2
Net purchases of Federal Reserve Bank stock	(24.6)	(25.2)	(8.3)
Proceeds from sales of loans	102.1	51.2	22.3
Net principal (disbursements) collections of loans	(293.3)	(770.3)	244.8
Purchases of loans	(50.3)	(71.2)	(37.5)
Purchases of premises and equipment	(37.1)	(26.5)	(28.3)
Purchases of leased equipment, net	(8.7)	(41.2)	(59.6)
Proceeds from sales of real estate owned	11.7	13.9	9.1
Return of premiums on bank-owned life insurance, net	2.1	2.2	1.0
Net cash acquired in acquisitions and dispositions	114.8	519.4	6.2
Net cash used in investing activities	(1,318.0)	(310.5)	(0.4)

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	8,548.2	(117.6)	696.6
Net (decrease) increase in borrowings with terms of three months or less	(3,952.0)	647.7	(525.7)
Repayments of borrowings with terms of more than three months	(55.2)	(321.2)	(476.7)
Cash dividends paid on common stock	(304.1)	(274.8)	(243.8)
Cash dividends paid on preferred stock	(14.1)	(14.1)	(14.1)
Repurchases of common stock	(306.1)	(4.5)	(2.5)
Proceeds from stock options exercised	0.7	24.1	27.9
Contingent consideration payments	—	(0.9)	(1.2)
Net cash provided by (used in) financing activities	3,917.4	(61.3)	(539.5)
Net increase (decrease) in cash and cash equivalents	3,442.3	(131.0)	49.4
Cash and cash equivalents at beginning of year	801.0	932.0	882.6
Cash and cash equivalents at end of year	$4,243.3	$801.0	$932.0
Supplemental Information:
Interest payments	$248.1	$473.4	$312.3
Income tax payments	109.7	107.7	45.6
Significant non-cash transactions:
Unsettled purchases of securities	194.8	—	4.0
Right-of-use assets obtained in exchange for lessee operating and finance lease liabilities	22.8	91.7	—
Real estate properties acquired by foreclosure	4.8	19.9	7.7
Assets (disposed) acquired and liabilities (disposed) assumed in acquisitions and dispositions (note 2):
Non-cash assets, excluding goodwill and other acquisition-related intangibles	(18.4)	9,224.7	3,173.6
Liabilities	(14.4)	9,120.4	2,965.1
Common stock issued in acquisitions	—	1,045.1	486.4
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
The Bank provides a full-range of traditional banking services, including accepting deposits and originating loans, as well as specialized financial services through its non-bank subsidiaries, including: equipment financing provided through People’s Capital and Leasing Corp. (“PCLC”), People’s United Equipment Finance Corp. (“PUEFC”) and LEAF Commercial Capital, Inc. (“LEAF”); brokerage, financial advisory services, investment management services and life insurance provided through People’s Securities, Inc. (“PSI”) and investment advisory services and financial management and planning services provided through People’s United Advisors, Inc. (“PUA”). The Company’s overall financial results are particularly dependent on economic conditions in New England and New York, which are its primary markets, although economic conditions elsewhere in the United States affect its national equipment financing business.
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
On March 11, 2020, the World Health Organization declared the outbreak of a strain of novel coronavirus disease (“COVID-19”) a global pandemic. Economic activity in many countries, including the United States, began to deteriorate rapidly as the COVID-19 pandemic spread across the globe. In the United States, which has been operating under a presidentially-declared national emergency since March 13, 2020, the COVID-19 pandemic continues to cause disruption to the capital markets as well as business and economic activity. Since March, individual municipalities and entire states adopted travel and work location restrictions, social distancing requirements, and in some cases, shelter-in-place protocols in order to slow the spread of the virus. These measures resulted in the closure of many schools, stores, offices, restaurants and manufacturing facilities, causing a decline in spending and an increase in layoffs. While some re-opening measures have been initiated on a limited scale, negative trends in both U.S. Gross Domestic Product (“GDP”) and unemployment persisted throughout 2020.
In response, the Federal government introduced several measures to mitigate the magnitude of the pandemic’s effects. Most notably, on March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which provides financial assistance for businesses and individuals as well as targeted regulatory relief for financial institutions, was signed into law. In December 2020, Congress approved an additional round of relief legislation providing new stimulus for individuals, businesses and hospitals, and extending some provisions of the CARES Act that would have expired on December 31, 2020. The impact of the COVID-19 pandemic on economic conditions, both in the United States and abroad, has created global uncertainty about the future economic environment including the length and depth of any global recession that may occur. Concerns over interest rates, domestic and global policy issues, U.S. trade policy and geopolitical events, and the influence of those factors on the markets in general, further add to this uncertainty. Although vaccine distribution began in late 2020, uncertainty remains with respect to when, and to what extent, economic activity will notably improve.
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

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Several accounting estimates are particularly critical and are susceptible to significant near-term change, including the allowance for credit losses (“ACL”) and the recoverability of goodwill and other intangible assets. These accounting estimates, which are included in the discussion below, are reviewed with the Audit Committee of the Board of Directors.
The Financial Accounting Standards Board (the “FASB”) has issued changes to several accounting standards, some of which govern key aspects of the Company’s financial statements. Most notably, the FASB’s standard on accounting for credit losses (the “CECL standard”), removes from U.S. GAAP the existing “probable” threshold for recognizing credit losses and, instead, utilizes an “expected credit loss” measurement principle. The CECL standard, which was adopted by the Company on January 1, 2020, is applied in the recognition of credit losses for loans and held-to-maturity securities and other receivables at the time the financial asset is originated or acquired and adjusted each period for changes in expected credit losses. This standard represents a significant change in GAAP and may result in material changes to the Company’s Consolidated Financial Statements. See Note 4, “Securities,” Note 5, “Loans,” Note 6, “Allowance for Credit Losses” and “New Accounting Standards” for more information.
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
Securities
Marketable debt securities (other than those reported as short-term investments) are classified as either trading debt securities, debt securities held-to-maturity or debt securities available-for-sale. Management determines the classification of a security at the time of its purchase and reevaluates such classification at each balance sheet date.
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

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
In connection with the Company's adoption of the CECL standard on January 1, 2020, selected accounting policies related to securities have been revised and/or certain accounting policy elections have been implemented. These policies are described below.
Allowance for Credit Losses – Available-for-Sale Securities
For available-for sale securities in an unrealized loss position, management first assesses whether (i) the Company intends to sell, or (ii) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either criteria are met, any previously recognized ACL (see below) is charged-off and the security's amortized cost is written down to fair value through income. If neither criteria are met, the security is evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and any adverse conditions specifically related to the security, among other factors.
If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income. Adjustments to the ACL are reported as a component of credit loss expense. Available-for-sale securities are charged-off against the ACL or, in the absence of any ACL, written down through income when deemed uncollectible or when either of the aforementioned criteria regarding intent or requirement to sell is met. The Company has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses.
Allowance for Credit Losses – Held-to-Maturity Securities
Management measures expected credit losses on held-to-maturity securities on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Held-to-maturity securities are charged-off against the ACL when deemed to be uncollectible and adjustments to the ACL are reported as a component of credit loss expense. The Company has made the accounting policy election to exclude accrued interest receivable on held-to-maturity securities from the estimate of credit losses.
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
For periods prior to January 1, 2020, management conducted periodic reviews and evaluation of the debt securities portfolio to determine if the decline in fair value of any security was deemed to be other-than-temporary. Other-than-temporary impairment losses were recognized on debt securities when: (i) People’s United had an intention to sell the security; (ii) it was more likely than not that People’s United would be required to sell the security prior to recovery; or (iii) People’s United did not expect to recover the entire amortized cost basis of the security. Other-than-temporary impairment losses on debt securities were reflected in earnings as realized losses to the extent the impairment is related to credit losses of the issuer. The amount of the impairment related to other factors was recognized in other comprehensive income.
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
Loans
As a result of adopting the CECL standard on January 1, 2020, the Company’s prior distinction between the originated loan portfolio and the acquired loan portfolio is no longer necessary. In addition, selected accounting policies related to loans have been revised and/or certain accounting policy elections have been implemented. These policies are described below.
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

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
All previously accrued but unpaid interest on non-accrual loans is reversed from interest income in the period in which the accrual of interest is discontinued. Interest payments received on non-accrual loans are generally applied as a reduction of principal if future collections are doubtful, although such interest payments may be recognized as income. A loan remains on non-accrual status until the factors that indicated doubtful collectability no longer exist or until a loan is determined to be uncollectible and is charged-off against the ACL. There were no loans past due 90 days or more and still accruing interest at December 31, 2020, 2019 or 2018.
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

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Allowance and Provision for Credit Losses
The ACL is established through provisions for credit losses on loans charged to income. Losses on loans are charged to the ACL when all or a portion of a loan is deemed to be uncollectible. Recoveries of loans previously charged off are credited to the ACL when realized. On January 1, 2020, the Company adopted the CECL standard, which requires the measurement of expected credit losses for financial assets measured at amortized cost, including loans, and certain off-balance-sheet credit exposures.
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
The Company’s loan portfolio segments include Commercial and Retail and each of these segments comprises multiple loan classes, which are characterized by similarities in initial measurement, risk attributes, and the manner in which credit risk is monitored and assessed. The Commercial loan portfolio segment is comprised of the commercial real estate, commercial and industrial, equipment financing and mortgage warehouse/asset based lending (“MW/ABL”) loan classes. The Retail loan portfolio segment is comprised of the residential mortgage, home equity and other consumer loan classes. Common characteristics and risk profiles include the type/purpose of loan and historical/expected credit loss patterns. The Company periodically reassesses each pool to ensure the loans within the pool continue to share similar characteristics and risk profiles and to determine whether further segmentation is necessary.
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
Quantitative Component. Management estimates the quantitative component by projecting (i) probability-of-default, representing the likelihood that a loan will stop performing/default (“PD”), (ii) loss-given-default, representing the expected loss rate for loans in default (“LGD”) and (iii) exposure-at-default (“EAD”), representing the estimated outstanding principal balance of the loans upon default, adjusted for anticipated prepayments, as appropriate, based on economic parameters for each month of a loan’s remaining contractual term. Expected credit losses for the quantitative component are calculated as the product of the PD, LGD and EAD.
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
The measurement of expected credit losses is impacted by loan/borrower attributes and certain macroeconomic variables derived from an externally-sourced forward-looking economic scenario. Significant loan/borrower attributes utilized in the Company’s quantitative modeling include, among other things: (i) origination date; (ii) maturity date; (iii) payment type; (iv) collateral type and amount; (v) current risk rating (as applicable); (vi) current unpaid balance and commitment utilization rate; and (vii) payment status/delinquency history. Significant macroeconomic variables utilized in the Company’s quantitative modeling include, among other things: (i) U.S. Gross Domestic Product; (ii) selected market interest rates including U.S. Treasury rates, Prime rate, 30-year fixed mortgage rate, BBB corporate bond rate (spread), among others; (iii) unemployment rates; and (iv) commercial and residential property prices. In establishing its estimate of expected credit losses, the Company typically employs three separate, externally-sourced forward-looking economic scenarios. Those scenarios, which range from more benign to more severe, represent a ‘most likely outcome’ (the “Baseline” scenario) and two less likely scenarios referred to as the “Upside” scenario and the “Downside” scenario.
Qualitative Component. The ACL on loans also includes qualitative considerations related to idiosyncratic risk factors, changes in current economic conditions that may not be reflected in quantitatively-derived results, weightings to economic scenarios based on an assessment of the economic outlook and other relevant factors. These qualitative adjustments may increase or decrease management's estimate of expected credit losses by a calculated percentage or amount based upon the estimated level of risk.
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
The weighted estimate of expected credit losses under various economic scenarios is compared to the result of the Baseline scenario with the difference included as an element of the qualitative component. The Company recognizes an approach using three scenarios may be insufficient in certain economic environments. This may result in a change to the weighting assigned to the three scenarios or the inclusion of additional scenarios.
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

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Individual Component. In some cases, management may determine that an individual loan exhibits unique risk characteristics which differentiate that loan from other loans within the pool. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific allocations of the ACL are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk of the loan and economic conditions affecting the borrower’s industry, among other things. For collateral dependent loans, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. The Company reevaluates the fair value of collateral supporting collateral dependent loans on a quarterly basis.
Allowance for Credit Losses – Off-Balance-Sheet Credit Exposures
An ACL on off-balance-sheet credit exposures is reported in other liabilities in the Consolidated Statements of Condition. This liability represents an estimate of expected credit losses arising from off-balance-sheet exposures such as letters of credit, guarantees and unfunded commitments to extend credit. The process for measuring lifetime expected credit losses on such exposures is consistent with that for Commercial and Retail loans as discussed above (as applicable), but is subject to an additional estimate reflecting the likelihood that funding will occur. Adjustments to the liability are reported as a component of credit loss expense. No liability is recognized for off-balance-sheet credit exposures that are unconditionally cancellable.
As noted above, People’s United updated its methodologies with respect to determining the ACL in accordance with adoption of the CECL standard on January 1, 2020. As part of its ongoing assessment of the ACL, People’s United regularly makes refinements to certain underlying assumptions used in its methodologies. However, such refinements did not have a material impact on the ACL or the provision for credit losses on loans as of or for the year ended December 31, 2020.
While People’s United seeks to use the best available information to make these determinations, future adjustments to the ACL may be necessary based on changes in economic conditions, results of regulatory examinations, further information obtained regarding known problem loans, the identification of additional problem loans and other factors.
Loan policies followed by the Company prior to adopting the CECL standard on January 1, 2020 were as follows:
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

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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
The revenue streams noted above represent approximately $277 million (or 56%) of total non-interest income for the year ended December 31, 2020, approximately $288 million (or 67%) for the year ended December 31, 2019 and approximately $270 million (or 74%) for the year ended December 31, 2018. Of these amounts, approximately 40% in 2020, 2019 and 2018 is allocated to the Commercial Banking operating segment and approximately 30% in 2020, 2019 and 2018 is allocated to each of the Retail Banking and Wealth Management operating segments.
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

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Goodwill and Other Acquisition-Related Intangible Assets
An acquirer in a business combination is required, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration, if any, is also recognized and measured at fair value on the date of acquisition. In addition, the accounting standards for business combinations require that: (i) acquisition-related transaction costs be expensed as incurred; (ii) specific requirements be met in order to accrue for a restructuring plan as part of the acquisition; (iii) certain pre-acquisition contingencies be recognized at fair value; and (iv) acquired loans be recorded at fair value as of the acquisition date without recognition of an ACL.
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
Goodwill and indefinite-lived intangible assets are not amortized but, rather, are required to be reviewed for impairment at least annually, with impairment losses recognized as a charge to expense when they occur. Acquisition-related intangible assets other than goodwill and indefinite-lived intangible assets are amortized to expense over their estimated useful lives in a manner consistent with that in which the related benefits are expected to be realized, and are periodically reviewed by management to assess recoverability, with impairment losses recognized as a charge to expense if carrying amounts exceed fair values.
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
Goodwill is evaluated for impairment at the reporting unit level. For the purpose of the goodwill impairment evaluation, management has identified reporting units based upon the Company’s three operating segments: Commercial Banking; Retail Banking; and Wealth Management. The specific assets and liabilities assigned to the reporting units is based on whether such assets and liabilities will be employed in or relate to the operations of a particular reporting unit. Newly acquired goodwill is allocated to reporting units based on the degree to which a reporting unit is expected to benefit from the related acquisition. The impairment evaluation is performed as of an annual measurement date or more frequently if a triggering event indicates that impairment may have occurred.
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
The Company estimates the fair value of its reporting units by applying a weighting of values determined using (i) the discounted cash flow method of the income approach and (ii) the guideline public company method of the market approach. The income approach is based on significant assumptions and judgments, including internal forecasts and growth rates, as well as discount rates and terminal values that reflect management’s assessment of market participant views of the risks associated with the projected cash flows of the reporting units. The market approach is based on a comparison of certain financial metrics, including trading multiples and control premiums, derived from the market prices of stocks of companies that are actively traded and engaged in the same or similar businesses as the Company and the respective reporting unit. The derived multiples are then applied to the reporting unit’s financial metrics to produce an indication of value. Differences in the identification of reporting units or in the selection of valuation techniques and related assumptions could result in materially different evaluations of goodwill impairment.

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
In conducting its 2020 goodwill impairment evaluation (as of the annual October 1st evaluation date), People’s United elected to perform the quantitative impairment test for all three reporting units (see Note 8). In both 2019 and 2018, People’s United elected to perform the optional qualitative assessment for all three reporting units.
Real Estate Owned
Real estate owned (“REO”) properties acquired through foreclosure or deed-in-lieu of foreclosure are recorded initially at the lower of cost or estimated fair value less costs to sell. Any write-down of the recorded investment in the related loan is charged to the ACL upon transfer to REO. Thereafter, an allowance for REO losses is established for any further declines in the property’s value. This allowance is increased by provisions charged to income and decreased by charge-offs for realized losses. Management’s periodic evaluation of the adequacy of the allowance is based on an analysis of individual properties, as well as a general assessment of current real estate market conditions.
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
Balance Sheet Offsetting
Assets and liabilities relating to certain financial instruments, including derivatives, may be eligible for offset in the Consolidated Statements of Condition and/or subject to enforceable master netting arrangements or similar agreements. People’s United’s derivative transactions with institutional counterparties are generally executed under International Swaps and Derivative Association master agreements, which include “right of set-off” provisions that provide for a single net settlement of all interest rate swap positions, as well as collateral, in the event of default on, or the termination of, any one contract. Nonetheless, the Company does not, except as discussed in Note 24, offset asset and liabilities under such arrangements in the Consolidated Statements of Condition.
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
New Accounting Standards
Standards effective in 2020
Financial Instruments — Credit Losses
In June 2016, the FASB amended its standards with respect to certain aspects of measurement, recognition and disclosure of credit losses on loans and other financial instruments carried at amortized cost, as well as debt securities available-for-sale and purchased financial assets with credit deterioration (“PCD assets”). The amendment is to be applied through a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). For certain assets (such as debt securities for which other-than-temporary impairment has been recognized before the effective date and PCD assets), a prospective transition approach is required. For existing purchased credit impaired assets, upon adoption, the amortized cost basis is adjusted to reflect the addition of the ACL. This transition relief avoids the need for a reporting entity to reassess its purchased financial assets that exist as of the date of adoption in order to determine whether they would have met, at acquisition, the new criteria of 'more-than insignificant' credit deterioration since origination. The transition relief also allows an entity to accrete the remaining noncredit discount (based on the revised amortized cost basis) into interest income over the life of the related asset using the interest method.
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
The adjustments noted above served to reduce regulatory capital ratios for both the Holding Company and the Bank by approximately 10 basis points at that time. In December 2018, the Federal banking agencies approved a final rule allowing an option to phase-in, over three years, the day one regulatory capital effects of the standard. In March 2020, the Federal banking agencies issued an interim final rule providing an alternative option to delay, for two years, an estimate of the standard’s effect on regulatory capital (relative to incurred loss methodology's effect on regulatory capital), followed by a three-year transition period. The Company has elected the alternative option provided in the March 2020 interim final rule.
The amended guidance also requires expanded disclosures. See Note 4, "Securities," Note 5, "Loans" and Note 6, "Allowance for Credit Losses" for the new disclosures required by the standard, including further discussion of the Company’s accounting policies and methodologies used to estimate expected credit losses beginning in 2020.
Simplifying the Test for Goodwill Impairment
In January 2017, the FASB amended its standards with respect to goodwill, simplifying how an entity is required to conduct the impairment assessment by eliminating Step 2, which requires a hypothetical purchase price allocation, from the goodwill impairment test. Instead, goodwill impairment will now be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. An entity will still have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. For public business entities, this new guidance is effective in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (January 1, 2020 for People’s United) and is to be applied prospectively. Early adoption is permitted for any impairment tests performed after January 1, 2017. This amendment, which the Company elected to early adopt effective January 1, 2018, was applied in connection with the Company’s annual impairment evaluation conducted as of October 1, 2020 (see Note 8).
Disclosure Requirements — Fair Value Measurement
In August 2018, the FASB issued targeted amendments that serve to eliminate, add and modify certain disclosure requirements for fair value measurements. Among the changes, entities are no longer required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but are required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. These amendments are effective for interim and annual reporting periods beginning after December 15, 2019 (January 1, 2020 for People’s United) and early adoption is permitted. Entities may also elect to (i) early adopt the eliminated and/or modified disclosure requirements and (ii) delay adoption of the new disclosure requirements until their effective date. The provisions set forth in this guidance, which the Company elected to early adopt in 2018, have been reflected in Note 21 (as applicable) and did not have a significant impact on the Company’s Consolidated Financial Statements.

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Reference Rate Reform
In 2017, the United Kingdom’s Financial Conduct Authority announced that it will cease to compel its panel banks to submit London Interbank Offered Rate (“LIBOR”) rates after December 31, 2021 as a result of the steadily decreasing number of transaction-based borrowing observations between banks in interbank funding markets. LIBOR is widely used by the Company as it serves as the primary index rate for approximately 46% of its loan portfolio. As a result of LIBOR cessation, a Company-wide initiative was introduced to assess all applicable loan, deposit and borrowing categories, and develop a comprehensive plan for the transition away from LIBOR. The Company expects to follow recommendations from the Federal Reserve’s Alternative Reference Rate Committee and the International Swaps and Derivatives Association, along with industry-led solutions, in establishing a replacement index, or indices, for LIBOR.
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
In November 2020, the Federal banking agencies issued a statement encouraging banks that enter into new financial contracts prior to December 31, 2021 to utilize a reference rate other than LIBOR or include robust fallback language that specifies a clearly defined alternative reference rate after LIBOR's discontinuation. Separately, the agencies indicated that a bank may use any reference rate for its loans that the bank determines to be appropriate for its funding model and customer needs.
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

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 2 – Acquisitions and Dispositions
Dispositions Completed in 2020 and 2019
Sale of People's United Insurance Agency
On November 2, 2020, the Bank completed its sale of People's United Insurance Agency, Inc. (“PUIA”) to AssuredPartners in an all-cash transaction for $120 million. PUIA is a full-service insurance brokerage providing commercial, personal and employee benefit insurance solutions. The decision to sell PUIA was a result of the Bank’s continued reassessment of its business model in an effort to identify opportunities to improve its core banking products and services and to further enhance digital offerings across markets. The assets sold totaled $58.5 million, consisting of cash and short-term receivables as well as related goodwill ($31.7 million) and other acquisition-related intangible assets (insurance customer relationships totaling $3.2 million). The liabilities sold totaled $14.4 million, consisting of short-term payables and other accrued expenses.
Prior to the sale, the activities of PUIA were included in the Wealth Management operating segment which, for reporting purposes, was allocated among the Commercial Banking and Retail Banking reportable segments (see Note 25 for additional information). The sale resulted in a pre-tax gain, net of expenses, of $75.9 million, which is included in non-interest income in the Consolidated Statements of Income. As a result of the sale, the capital ratios for both the Holding Company and the Bank improved by approximately 15 basis points at that time.
Sale of Branches
On October 25, 2019, the Bank completed the sale of eight branches located in central Maine, including approximately: (i) $103 million in loans; (ii) $258 million in deposits; and (iii) $227 million of assets under management. The sale resulted in a gain, net of expenses, of $7.6 million, which is included in other non-interest income in the Consolidated Statements of Income.
Acquisitions Completed in 2019
United Financial Bancorp, Inc.
Effective November 1, 2019, People’s United completed its acquisition of United Financial Bancorp, Inc. (“United Financial”) based in Hartford, Connecticut. The fair value of the consideration transferred in the United Financial acquisition totaled $720.6 million and consisted of 44.4 million shares of People’s United common stock. At the acquisition date, United Financial operated 58 branch locations concentrated in central Connecticut and western Massachusetts. The fair value of assets acquired and liabilities assumed in the United Financial acquisition totaled $7.22 billion and $6.50 billion, respectively. Merger-related expenses recorded during the years ended December 31, 2020 and 2019 related to this acquisition totaled $43.3 million and $22.2 million, respectively.
BSB Bancorp, Inc.
Effective April 1, 2019, People’s United completed its acquisition of BSB Bancorp, Inc. (“BSB Bancorp”) based in Belmont, Massachusetts. The fair value of the consideration transferred in the BSB Bancorp acquisition totaled $324.5 million and consisted of 19.7 million shares of People’s United common stock. At the acquisition date, BSB Bancorp operated six branches in the greater Boston area. The fair value of assets acquired and liabilities assumed in the BSB Bancorp acquisition totaled $3.19 billion and $2.86 billion, respectively. Merger-related expenses recorded during the years ended
December 31, 2020 and 2019 related to this acquisition totaled $0.4 million and $8.1 million, respectively.
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

NOTE 3 – Cash and Cash Equivalents
In December 2020, the FRB adopted a final rule that served to lower reserve requirement ratios on transaction accounts maintained at depository institutions, including the Bank, to zero percent, thereby effectively eliminating all reserve requirements. A combination of reserves in the form of deposits with the FRB-NY and vault cash totaling $171.6 million at December 31, 2019 were used to satisfy federal regulatory requirements at that time. Vault cash is included in cash and due from banks, and interest-bearing deposits the FRB-NY are included in short-term investments in the Consolidated Statements of Condition. These deposits represent an alternative to overnight federal funds sold and yielded 0.10% and 1.55% at December 31, 2020 and 2019, respectively.
Short-term investments consist of the following cash equivalents:

As of December 31 (in millions)	2020	2019
Interest-bearing deposits at the FRB-NY	$3,598.9	$219.4
Collateral posted for derivative instruments	151.9	84.4
Money market mutual funds	8.9	5.7
Other	6.3	7.3
Total short-term investments	$3,766.0	$316.8

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 4 – Securities
The amortized cost, ACL, gross unrealized gains and losses, and fair value of People’s United’s debt securities available-for-sale and debt securities held-to-maturity are as follows:

As of December 31, 2020 (in millions)	Amortized Cost	ACL (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale:
U.S. Treasury and agency	$529.8	$—	$11.8	$—	$541.6
GSE mortgage-backed and CMO securities	4,274.7	—	110.9	(1.7)	4,383.9
Total debt securities available-for-sale	$4,804.5	$—	$122.7	$(1.7)	$4,925.5
Debt securities held-to-maturity:
State and municipal	$2,824.3	$(0.1)	$236.0	$—	$3,060.2
GSE mortgage-backed securities	1,079.9	—	36.4	—	1,116.3
Corporate	89.7	(1.5)	1.0	(0.2)	89.0
Other	1.5	—	—	—	1.5
Total debt securities held-to-maturity	$3,995.4	$(1.6)	$273.4	$(0.2)	$4,267.0
(1)As discussed in Note 1, beginning January 1, 2020, an ACL is required to be recognized (as appropriate) for debt securities.

As of December 31, 2019 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale:
U.S. Treasury and agency	$689.5	$0.4	$(2.8)	$687.1
GSE mortgage-backed securities	2,856.3	25.0	(4.1)	2,877.2
Total debt securities available-for-sale	$3,545.8	$25.4	$(6.9)	$3,564.3
Debt securities held-to-maturity:
State and municipal	$2,503.9	$142.0	$(0.4)	$2,645.5
GSE mortgage-backed securities	1,271.4	8.0	(0.3)	1,279.1
Corporate	92.4	1.5	—	93.9
Other	1.5	—	—	1.5
Total debt securities held-to-maturity	$3,869.2	$151.5	$(0.7)	$4,020.0
At December 31, 2020, accrued interest receivable associated with debt securities available-for-sale and held-to-maturity totaled $10.7 million and $31.5 million, respectively, and is reported in other assets in the Consolidated Statements of Condition.
At December 31, 2020, no debt securities held-to-maturity were past due or in non-accrual status. The following table summarizes changes in the ACL on debt securities held-to-maturity for the year ended December 31, 2020:

(in millions)	Corporate	State and municipal	Total
Balance at beginning of period	$—	$—	$—
CECL transition adjustment	1.8	0.1	1.9
Balance at beginning of period, adjusted	1.8	0.1	1.9
Provision charged (credited) to income	(0.3)	—	(0.3)
Balance at end of period	$1.5	$0.1	$1.6

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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
BBB- or above.
The table below indicates the credit profile of the Company's debt securities held-to-maturity at amortized cost:

As of December 31, 2020 (in millions)	Investment Grade	Non-Investment Grade	Total
State and municipal	$2,824.1	$0.2	$2,824.3
GSE mortgage-backed securities	1,079.9	—	1,079.9
Corporate	84.7	5.0	89.7
Other	1.5	—	1.5
Total	$3,990.2	$5.2	$3,995.4
The following table summarizes those debt securities available-for-sale with unrealized losses at December 31, 2020, classified as to the length of time the losses have existed and, for which no ACL has been recognized.

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months Or Longer		Total
As of December 31, 2020 (in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities available-for-sale:
GSE mortgage-backed and CMO securities	$225.5	$(1.7)	$—	$—	$225.5	$(1.7)
Total debt securities available-for-sale	$225.5	$(1.7)	$—	$—	$225.5	$(1.7)
At December 31, 2020, nine of the 2,448 debt securities available-for-sale owned by the Company had gross unrealized losses totaling $1.7 million. With respect to those securities with unrealized losses, all of the GSE mortgage-backed and CMO securities had AAA credit ratings and an average contractual maturity of 10 years.
As of December 31, 2020, no ACL has been recognized on debt securities available-for-sale in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. Rather, the cause of the gross unrealized losses with respect to all of the debt securities is directly related to changes in interest rates. At this time, management does not intend to sell such securities nor is it more likely than not, based upon available evidence, that management will be required to sell such securities prior to recovery. No credit impairment losses were recognized in the Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018.

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following table summarizes those debt securities with unrealized losses at December 31, 2019, classified as to the length of time the unrealized losses have existed. Certain unrealized losses totaled less than $0.1 million.

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months Or Longer		Total
As of December 31, 2019 (in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities available-for-sale:
GSE mortgage-backed securities	$565.4	$(3.1)	$509.3	$(1.0)	$1,074.7	$(4.1)
U.S. Treasury and agency	181.0	(0.4)	362.4	(2.4)	543.4	(2.8)
Total debt securities available-for-sale	$746.4	$(3.5)	$871.7	$(3.4)	$1,618.1	$(6.9)
Debt securities held-to-maturity:
GSE mortgage-backed securities	$100.9	$(0.3)	$9.1	$—	$110.0	$(0.3)
State and municipal	33.0	(0.2)	11.4	(0.2)	44.4	(0.4)
Corporate	3.5	—	8.6	—	12.1	—
Total debt securities held-to-maturity	$137.4	$(0.5)	$29.1	$(0.2)	$166.5	$(0.7)
At December 31, 2020 and 2019, debt securities available-for-sale with fair values of $4.93 billion and $2.43 billion, respectively, and debt securities held-to-maturity with an amortized cost basis of $2.08 billion and $1.47 billion, respectively, were pledged as collateral for public deposits and for other purposes.

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following table is a summary of the amortized cost, fair value and fully taxable equivalent (“FTE”) yield of debt securities as of December 31, 2020, based on remaining period to contractual maturity. Information for GSE mortgage-backed and CMO securities is based on the final contractual maturity dates without considering repayments and prepayments.

	Available-for-Sale			Held-to-Maturity
(dollars in millions)	Amortized Cost	Fair Value	FTE Yield	Amortized Cost	Fair Value	FTE Yield
U.S. Treasury and agency:
Within 1 year	$61.3	$61.9	1.49%	$—	$—	—%
After 1 but within 5 years	468.5	479.7	1.43	—	—	—
Total	529.8	541.6	1.43	—	—	—
GSE mortgage-backed and CMO securities:
After 1 but within 5 years	113.5	118.2	3.19	866.4	896.3	2.45
After 5 but within 10 years	1,287.1	1,332.8	2.16	208.9	215.3	2.21
After 10 years	2,874.1	2,932.9	1.77	4.6	4.7	2.09
Total	4,274.7	4,383.9	1.93	1,079.9	1,116.3	2.40
State and municipal:
Within 1 year	—	—	—	6.6	6.7	3.10
After 1 but within 5 years	—	—	—	281.4	296.0	2.73
After 5 but within 10 years	—	—	—	576.5	626.2	3.60
After 10 years	—	—	—	1,959.8	2,131.3	3.56
Total	—	—	—	2,824.3	3,060.2	3.49
Corporate:
After 1 but within 5 years	—	—	—	12.8	12.8	3.21
After 5 but within 10 years	—	—	—	76.9	76.2	4.56
Total	—	—	—	89.7	89.0	4.37
Other:
After 1 but within 5 years	—	—	—	1.5	1.5	1.75
Total	—	—	—	1.5	1.5	1.75
Total:
Within 1 year	61.3	61.9	1.49	6.6	6.7	3.10
After 1 but within 5 years	582.0	597.9	1.77	1,162.1	1,206.6	2.52
After 5 but within 10 years	1,287.1	1,332.8	2.16	862.3	917.7	3.35
After 10 years	2,874.1	2,932.9	1.77	1,964.4	2,136.0	3.56
Total	$4,804.5	$4,925.5	1.87%	$3,995.4	$4,267.0	3.21%
People’s United uses the specific identification method to determine the cost of securities sold and records securities transactions on the trade date. People’s United sold GSE mortgage-backed securities with an amortized cost of $235.5 million and recorded $10.0 million of gross realized losses in December 2018. Including other minor gains and losses, net security gains (losses) totaled $0.2 million and $(9.8) million for the years ended December 31, 2019 and 2018, respectively.

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The components of net security gains (losses) are summarized below. Gains on trading debt securities totaled less than $0.1 million for the year ended December 31, 2020. There were no other security gains or losses recognized for the year ended December 31, 2020.

Years ended December 31 (in millions)	2019	2018
Debt securities:
Gains	$0.5	$0.1
Losses	(0.4)	(10.0)
Total debt securities	0.1	(9.9)
Trading debt securities:
Gains	0.1	0.1
Losses	—	—
Total trading debt securities	0.1	0.1
Net security gains (losses)	$0.2	$(9.8)
Effective January 1, 2018, People’s United adopted new accounting guidance that requires equity investments (other than equity method investments) to be measured at fair value with changes in fair value recognized in net income. At
December 31, 2017, the Company’s securities portfolio included equity securities with an amortized cost of $9.6 million and a fair value of $8.7 million. Accordingly, upon adoption of this guidance, a cumulative-effect transition adjustment, representing the cumulative unrealized loss (net-of-tax) within AOCL was recorded, which served to decrease opening retained earnings by $0.6 million. For the years ended December 31, 2020, 2019 and 2018, People’s United recorded unrealized (losses) gains of $(1.1) million, $1.5 million and $0.6 million (included in other non-interest income in the Consolidated Statements of Income) relating to the change in fair value of its equity securities during the respective periods.
The Bank, as a member of the FHLB of Boston, is currently required to purchase and hold shares of capital stock in the FHLB of Boston (total cost of $38.2 million and $136.6 million at December 31, 2020 and 2019, respectively) in an amount equal to its membership base investment plus an activity based investment determined according to the Bank’s level of outstanding FHLB advances. As a result of prior acquisitions, the Bank acquired shares of capital stock in the FHLB of
New York (total cost of $0.7 million at December 31, 2019, none at December 31, 2020). Based on the current capital adequacy and liquidity position of the FHLB of Boston, management believes there is no impairment in the Company’s investment at December 31, 2020 and the cost of the investment approximates fair value. Dividend income on FHLB capital stock totaled $4.8 million, $7.0 million and $8.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.
The Bank, as a member of the Federal Reserve Bank system, is currently required to purchase and hold shares of capital stock in the FRB-NY (total cost of $228.4 million and $203.8 million at December 31, 2020 and 2019, respectively) in an amount equal to 6% of its capital and surplus. Based on the current capital adequacy and liquidity position of the FRB-NY, management believes there is no impairment in the Company’s investment at December 31, 2020 and the cost of the investment approximates fair value. Dividend income on FRB-NY capital stock totaled $2.0 million, $3.8 million and $5.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 5 – Loans
As a result of adopting the CECL standard on January 1, 2020, the Company’s prior distinction between the originated loan portfolio and the acquired loan portfolio is no longer necessary. Accordingly, prior period disclosures have been revised to conform to the current period presentation. For purposes of disclosures related to the credit quality of financing receivables and the ACL (see Note 6), People’s United has identified two loan portfolio segments, Commercial and Retail, which are comprised of the following loan classes:
•Commercial Portfolio: commercial real estate; commercial and industrial; equipment financing; and MW/ABL.
•Retail Portfolio: residential mortgage; home equity; and other consumer.
These portfolio segments and loan classes are unchanged following adoption of the CECL standard, with the exception of
MW/ABL which, prior to January 1, 2020, was included in commercial and industrial. The following table summarizes People’s United’s loans by loan portfolio segment and class:

As of December 31 (in millions)	2020	2019
Commercial:
Commercial real estate (1)	$13,336.9	$14,762.3
Commercial and industrial (1)	10,764.1	8,693.2
Equipment financing	4,930.0	4,910.4
MW/ABL	4,218.2	2,348.4
Total Commercial Portfolio	33,249.2	30,714.3
Retail:
Residential mortgage:
Adjustable-rate	5,517.3	7,064.8
Fixed-rate	3,001.6	3,253.3
Total residential mortgage	8,518.9	10,318.1
Home equity and other consumer:
Home equity	1,997.2	2,406.5
Other consumer	104.2	157.2
Total home equity and other consumer	2,101.4	2,563.7
Total Retail Portfolio	10,620.3	12,881.8
Total loans	$43,869.5	$43,596.1
(1)In connection with the United Bank core system conversion in April 2020, approximately $400 million of loans secured by owner-occupied commercial properties were prospectively reclassified, at that time, from commercial real estate loans to commercial and industrial loans. Prior period loan balances were not restated to conform to the current period presentation.
Paycheck Protection Program
The CARES Act created a new loan guarantee program known as the Paycheck Protection Program (“PPP”), the objective of which is to provide small businesses with financial support to cover payroll and certain other qualifying expenses. Loans made under the PPP are fully guaranteed by the Small Business Administration (the “SBA”), whose guarantee is backed by the full faith and credit of the United States. PPP loans also afford borrowers forgiveness up to the principal amount of the loan, plus accrued interest, provided the loan proceeds are used to retain workers and maintain payroll or to make certain mortgage interest, lease and utility payments, and certain other criteria are satisfied. The SBA will reimburse PPP lenders for any amount of a PPP loan that is forgiven, and PPP lenders will not be held liable for any representations made by PPP borrowers in connection with their requests for loan forgiveness. Included in commercial and industrial loans at
December 31, 2020 are PPP loans totaling $2.3 billion and associated deferred loan fees totaling $45.9 million. For regulatory capital purposes, PPP loans are assigned a zero risk-weighting as a result of the related SBA guarantee.

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Net deferred loan costs, which are included in loans by respective class and exclude deferred fees on loans issued under the PPP, totaled $68.1 million at December 31, 2020 and $87.5 million at December 31, 2019. At December 31, 2020, accrued interest receivable associated with loans totaled $159.9 million and is reported in other assets in the Consolidated Statements of Condition. During the year ended December 31, 2020, the Company wrote off accrued interest receivable attributable to the Commercial and Retail portfolio segments totaling $1.3 million and $0.2 million, respectively.
At December 31, 2020, 25%, 20% and 18% of the Company’s loans by outstanding principal amount were to customers located within Connecticut, Massachusetts and New York, respectively. Loans to customers located in the New England states as a group represented 55% and 58% of total loans at December 31, 2020 and 2019, respectively. Substantially the entire equipment financing portfolio (94% and 95% at December 31, 2020 and 2019) was to customers located outside of
New England. At December 31, 2020, 29% of the equipment financing portfolio was to customers located in Texas, California and New York, and no other state exposure was greater than 7%. Included in the Commercial portfolio are construction loans totaling $1.2 billion and $1.1 billion at December 31, 2020 and 2019, respectively, net of the unadvanced portion of such loans totaling $508.6 million and $798.3 million, respectively.
At December 31, 2020 and 2019, residential mortgage loans included $866.4 million and $1.1 billion, respectively, of interest-only loans. People’s United’s underwriting guidelines and requirements for such loans are generally more restrictive than those applied to other types of residential mortgage products. Also included in residential mortgage loans are construction loans totaling $44.8 million and $40.5 million at December 31, 2020 and 2019, respectively, net of the unadvanced portion of such loans totaling $7.2 million and $14.6 million, respectively.
People’s United sells newly-originated residential mortgage loans in the secondary market, without recourse. Net gains on sales of residential mortgage loans totaled $4.8 million, $1.9 million and $1.2 million for the years ended
December 31, 2020, 2019 and 2018, respectively. Loans held-for-sale at December 31, 2020 and 2019 included newly-originated residential mortgage loans with carrying amounts of $26.5 million and $19.7 million, respectively. At December 31, 2019, loans held-for-sale also included $333.7 million of consumer loans and $157.9 million of commercial loans previously acquired in the United Financial acquisition. All of the consumer and commercial loans were sold during the first quarter of 2020, resulting in a gain, net of expenses, of $16.9 million, which is included in other non-interest income in the Consolidated Statements of Income.
The following tables summarize aging information by class of loan:

		Past Due
As of December 31, 2020 (in millions)	Current	30-89 Days	90 Days or More	Total	Total
Commercial:
Commercial real estate	$13,283.2	$27.3	$26.4	$53.7	$13,336.9
Commercial and industrial	10,694.9	17.3	51.9	69.2	10,764.1
Equipment financing	4,846.8	64.0	19.2	83.2	4,930.0
MW/ABL	4,218.2	—	—	—	4,218.2
Total	33,043.1	108.6	97.5	206.1	33,249.2
Retail:
Residential mortgage	8,447.9	32.2	38.8	71.0	8,518.9
Home equity	1,977.3	8.4	11.5	19.9	1,997.2
Other consumer	103.4	0.7	0.1	0.8	104.2
Total	10,528.6	41.3	50.4	91.7	10,620.3
Total loans	$43,571.7	$149.9	$147.9	$297.8	$43,869.5
Included in the “Current” and “30-89 Days” categories above are early non-performing commercial real estate loans, commercial and industrial loans, equipment financing loans and MW/ABL loans totaling $34.0 million, $26.0 million,
$90.1 million and $1.0 million, respectively, and $32.6 million of retail loans in the process of foreclosure or bankruptcy. These loans are less than 90 days past due but have been placed on non-accrual status as a result of having been identified as presenting uncertainty with respect to the collectability of interest and principal.

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
The recorded investment in non-accrual loans, by class of loan and year of origination, is summarized as follows:

	Non-Accrual Loans
As of December 31, 2020 (in millions)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total	Non-Accrual Loans With No ACL
Commercial:
Commercial real estate	$—	$8.6	$9.7	$2.8	$1.9	$35.4	$0.2	$1.8	$60.4	$10.9
Commercial and industrial	0.2	3.1	2.3	16.2	13.4	17.5	15.5	7.2	75.4	27.8
Equipment financing	16.4	27.4	25.3	25.5	7.8	6.9	—	—	109.3	0.6
MW/ABL	—	—	—	—	—	—	—	1.0	1.0	—
Total (1)	16.6	39.1	37.3	44.5	23.1	59.8	15.7	10.0	246.1	39.3
Retail:
Residential mortgage	—	2.9	3.9	1.8	2.6	51.1	—	—	62.3	28.3
Home equity	—	—	0.4	0.1	0.6	2.8	—	16.6	20.5	7.9
Other consumer	—	0.1	—	0.1	—	—	—	—	0.2	—
Total (2)	—	3.0	4.3	2.0	3.2	53.9	—	16.6	83.0	36.2
Total	$16.6	$42.1	$41.6	$46.5	$26.3	$113.7	$15.7	$26.6	$329.1	$75.5

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

As of December 31 (in millions)	2019	2018
Commercial:
Commercial real estate	$53.8	$46.8
Commercial and industrial	38.5	54.1
Equipment financing	47.7	44.3
Total (1)	140.0	145.2
Retail:
Residential mortgage	63.3	55.0
Home equity	20.8	17.6
Other consumer	—	—
Total (2)	84.1	72.6
Total	$224.1	$217.8
(1)Reported net of government guarantees totaling $2.5 million, $1.3 million and $1.9 million at December 31, 2020, 2019 and 2018, respectively. These government guarantees relate, almost entirely, to guarantees provided by the SBA as well as selected other Federal agencies and represent the carrying value of the loans that are covered by such guarantees, the extent of which (i.e. full or partial) varies by loan. At December 31, 2020, 100% of the government guarantees relate to commercial and industrial loans.
(2)Includes $23.6 million, $17.0 million and $24.8 million of loans in the process of foreclosure at December 31, 2020, 2019 and 2018, respectively.
Interest income recognized on non-accrual loans totaled $4.1 million, $2.3 million and $2.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.
At December 31, 2020, the Company had collateral dependent commercial loans and collateral dependent residential mortgage and home equity loans totaling $71.1 million and $37.8 million, respectively. The Company's collateral dependent loans primarily relate to loans in the commercial and industrial, commercial real estate and residential mortgage portfolios. The extent to which collateral secures such loans is greatest within the residential mortgage portfolio.
At December 31, 2020 and 2019, People’s United’s recorded investment in loans classified as TDRs totaled $196.9 million and $177.0 million, respectively, and the related ACL was $12.0 million and $4.3 million at the respective dates. Interest income recognized on TDRs totaled $4.6 million, $5.5 million and $6.1 million for the years ended December 31, 2020, 2019 and 2018, respectively. Fundings under commitments to lend additional amounts to borrowers with loans classified as TDRs were immaterial for the years ended December 31, 2020, 2019 and 2018. Loans that were modified and classified as TDRs during 2020 principally involve reduced payment and/or payment deferral, extension of term (generally no more than two years for commercial loans and nine years for retail loans) and/or a temporary reduction of interest rate (generally less than 200 basis points).

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following tables summarize, by class of loan, the recorded investments in loans modified as TDRs during the years ended December 31, 2020 and 2019. For purposes of this disclosure, recorded investments represent amounts immediately prior to and subsequent to the restructuring.

	Year ended December 31, 2020
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial:
Commercial real estate (1)	18	$16.7	$16.7
Commercial and industrial (2)	44	71.5	71.5
Equipment financing (3)	43	14.4	14.4
MW/ABL (4)	9	7.6	7.6
Total	114	110.2	110.2
Retail:
Residential mortgage (5)	38	16.3	16.3
Home equity (6)	50	5.7	5.7
Other consumer	—	—	—
Total	88	22.0	22.0
Total	202	$132.2	$132.2
(1)Represents the following concessions: extension of term (13 contracts; recorded investment of $8.3 million); reduced payment and/or payment deferral (2 contracts; recorded investment of $3.9 million); temporary rate reduction (1 contract; recorded investment of $0.4 million); or a combination of concessions (2 contracts; recorded investment of $4.1 million).
(2)Represents the following concessions: extension of term (23 contracts; recorded investment of $30.0 million); reduced payment and/or payment deferral (10 contracts; recorded investment of $36.7 million); temporary rate reduction
(2 contracts; recorded investment of $0.9 million); or a combination of concessions (9 contracts; recorded investment of $3.9 million).
(3)Represents the following concessions: extension of term (21 contracts; recorded investment of $5.2 million); reduced payment and/or payment deferral (13 contracts; recorded investment of $3.4 million); or a combination of concessions
(9 contracts; recorded investment of $5.8 million).
(4)Represents the following concessions: extension of term (9 contracts; recorded investment of $7.6 million).
(5)Represents the following concessions: loans restructured through bankruptcy (10 contracts; recorded investment of $2.4 million); reduced payment and/or payment deferral (12 contracts; recorded investment of $7.3 million); or a combination of concessions (16 contracts; recorded investment of $6.6 million).
(6)Represents the following concessions: loans restructured through bankruptcy (19 contracts; recorded investment of $1.5 million); reduced payment and/or payment deferral (2 contracts; recorded investment of $0.2 million); or a combination of concessions (29 contracts; recorded investment of $4.0 million).

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	Year ended December 31, 2019
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial:
Commercial real estate (1)	12	$17.2	$17.2
Commercial and industrial (2)	33	31.9	31.9
Equipment financing (3)	37	24.9	24.9
MW/ABL	—	—	—
Total	82	74.0	74.0
Retail:
Residential mortgage (4)	85	26.3	26.3
Home equity (5)	102	9.0	9.0
Other consumer	—	—	—
Total	187	35.3	35.3
Total	269	$109.3	$109.3
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

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following is a summary, by class of loan, of information related to TDRs completed within the previous 12 months that subsequently defaulted during the years ended December 31, 2020 and 2019. For purposes of this disclosure, the previous 12 months is measured from January 1 of the respective prior year and a default represents a previously-modified loan that became past due 30 days or more during 2020 or 2019.

	2020		2019
Years ended December 31 (dollars in millions)	Number of Contracts	Recorded Investment as of Period End	Number of Contracts	Recorded Investment as of Period End
Commercial:
Commercial real estate	2	$1.5	—	$—
Commercial and industrial	8	4.7	2	2.4
Equipment financing	9	1.7	8	5.3
MW/ABL	—	—	—	—
Total	19	7.9	10	7.7
Retail:
Residential mortgage	2	0.1	5	2.2
Home equity	—	—	12	1.0
Other consumer	—	—	—	—
Total	2	0.1	17	3.2
Total	21	$8.0	27	$10.9
Credit Quality Indicators
As part of the on-going monitoring of the credit quality of the loan portfolio, management tracks certain credit quality indicators, including trends related to: (i) internal Commercial loan risk ratings; (ii) internal Retail loan risk classification; and (iii) non-accrual loans (see Note 1).
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

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following table presents Commercial loan risk ratings, by class of loan and year of origination:

As of December 31, 2020 (in millions)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial real estate:
Pass	$848.5	$1,743.2	$1,490.4	$1,397.8	$1,274.2	$5,039.3	$165.8	$19.7	$11,978.9
Special Mention	28.5	72.9	225.6	131.2	58.9	362.7	0.5	—	880.3
Substandard	12.0	26.7	63.3	51.9	63.2	252.7	2.8	4.2	476.8
Doubtful	—	—	—	—	—	0.9	—	—	0.9
Total	$889.0	$1,842.8	$1,779.3	$1,580.9	$1,396.3	$5,655.6	$169.1	$23.9	$13,336.9

Commercial and industrial:
Pass	$2,952.8	$1,236.9	$821.9	$527.1	$487.2	$1,588.5	$1,949.1	$77.4	$9,640.9
Special Mention	113.9	41.7	46.4	120.3	57.1	122.1	80.8	6.3	588.6
Substandard	27.0	86.3	84.2	47.6	29.8	141.2	97.7	18.4	532.2
Doubtful	—	—	—	—	0.8	1.5	—	0.1	2.4
Total	$3,093.7	$1,364.9	$952.5	$695.0	$574.9	$1,853.3	$2,127.6	$102.2	$10,764.1

Equipment financing:
Pass	$1,703.3	$1,358.7	$727.2	$362.1	$155.5	$67.1	$—	$—	$4,373.9
Special Mention	20.5	27.5	16.7	7.3	4.2	1.5	—	—	77.7
Substandard	169.9	137.5	87.7	49.8	17.9	15.6	—	—	478.4
Doubtful	—	—	—	—	—	—	—	—	—
Total	$1,893.7	$1,523.7	$831.6	$419.2	$177.6	$84.2	$—	$—	$4,930.0

MW/ABL:
Pass	$99.4	$18.6	$18.3	$8.8	$14.1	$19.6	$3,994.3	$—	$4,173.1
Special Mention	—	6.9	—	—	—	—	20.5	—	27.4
Substandard	—	1.7	—	—	—	—	15.0	1.0	17.7
Doubtful	—	—	—	—	—	—	—	—	—
Total	$99.4	$27.2	$18.3	$8.8	$14.1	$19.6	$4,029.8	$1.0	$4,218.2
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
(ii) borrower credit scores under the FICO scoring system (above and below a score of 680; and (iii) other relevant portfolio risk elements such as income verification at the time of underwriting (stated income vs. non-stated income) and the property’s intended use (owner-occupied, non-owner occupied, second home, etc.). In classifying a loan as either “High”, “Moderate” or “Low” risk, the combination of each of the aforementioned risk characteristics is considered for that loan, resulting, effectively, in a “matrix approach” to its risk classification. These risk classifications are reviewed quarterly to ensure that they continue to be appropriate in light of changes within the portfolio and/or economic indicators as well as other industry developments.

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
The following table presents Retail loan risk classification, by class of loan and year of origination:

As of December 31, 2020 (in millions)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Residential mortgage:
Low Risk	$609.5	$349.1	$338.3	$504.0	$1,004.6	$1,793.8	$—	$—	$4,599.3
Moderate Risk	752.5	456.8	443.9	517.5	520.2	519.8	—	—	3,210.7
High Risk	81.2	60.4	95.0	109.6	86.6	276.1	—	—	708.9
Total	$1,443.2	$866.3	$877.2	$1,131.1	$1,611.4	$2,589.7	$—	$—	$8,518.9

Home equity:
Low Risk	$1.9	$7.4	$21.1	$24.6	$10.7	$25.8	$580.0	$42.9	$714.4
Moderate Risk	0.6	3.7	9.2	12.2	6.6	13.4	520.0	45.3	611.0
High Risk	2.8	21.8	38.1	22.0	7.5	18.8	415.7	145.1	671.8
Total	$5.3	$32.9	$68.4	$58.8	$24.8	$58.0	$1,515.7	$233.3	$1,997.2

Other consumer:
Low Risk	$0.9	$1.7	$1.7	$0.9	$0.4	$2.7	$11.4	$0.1	$19.8
Moderate Risk	—	—	—	—	—	0.1	4.8	0.1	5.0
High Risk	5.5	27.3	17.9	2.3	1.0	8.5	16.8	0.1	79.4
Total	$6.4	$29.0	$19.6	$3.2	$1.4	$11.3	$33.0	$0.3	$104.2

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following tables present Commercial and Retail credit quality indicators as of December 31, 2019:

(in millions)	Commercial Real Estate	Commercial and Industrial	Equipment Financing	Total
Commercial:
Pass	$14,222.3	$10,391.7	$4,433.5	$29,047.5
Special mention	334.3	330.4	76.5	741.2
Substandard	202.6	315.8	400.4	918.8
Doubtful	3.1	3.7	—	6.8
Total	14,762.3	11,041.6	4,910.4	30,714.3

(in millions)	Residential Mortgage	Home Equity	Other Consumer	Total
Retail:
Low risk	$4,410.0	$747.3	$24.9	$5,182.2
Moderate risk	4,958.3	548.5	5.9	5,512.7
High risk	949.8	1,110.7	126.4	2,186.9
Total	$10,318.1	$2,406.5	$157.2	$12,881.8
The following table is a summary of revolving loans that converted to term:

Year ended December 31 (in millions)	2020
Commercial:
Commercial real estate	$1.4
Commercial and industrial	53.3
Equipment financing	—
MW/ABL	—
Total	54.7
Retail:
Residential mortgage	—
Home equity	37.1
Other consumer	0.1
Total	37.2
Total	$91.9

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 6 – Allowance for Credit Losses
On January 1, 2020, the Company adopted the CECL standard, which requires the measurement of expected credit losses for financial assets measured at amortized cost, including loans, and certain off-balance-sheet credit exposures.
Allowance for Credit Losses – Loans
At December 31, 2020, the collective ACL totaled $404.6 million and the specific allocations of the ACL for loans evaluated on an individual basis totaled $20.5 million. The increase in the ACL in 2020 primarily reflects the initial application of the CECL standard and the economic uncertainties brought about by COVID-19, specifically as it relates to assumptions regarding GDP and unemployment.
The following table presents a summary, by loan portfolio segment, of activity in the ACL for the years ended December 31, 2020, 2019 and 2018:

	2020			2019			2018
Years ended December 31 (in millions)	Commercial	Retail	Total	Commercial	Retail	Total	Commercial	Retail	Total
Balance at beginning of period	$217.9	$28.7	$246.6	$209.5	$30.9	$240.4	$204.5	$29.9	$234.4
CECL transition adjustment	(17.3)	89.5	72.2	N/A	N/A	N/A	N/A	N/A	N/A
Balance at beginning of period, adjusted	200.6	118.2	318.8	209.5	30.9	240.4	204.5	29.9	234.4
Charge-offs	(52.4)	(6.5)	(58.9)	(27.5)	(4.0)	(31.5)	(27.6)	(3.3)	(30.9)
Recoveries	6.4	2.7	9.1	6.3	3.1	9.4	4.8	2.1	6.9
Net loan charge-offs	(46.0)	(3.8)	(49.8)	(21.2)	(0.9)	(22.1)	(22.8)	(1.2)	(24.0)
Provision for credit losses on loans	149.0	7.1	156.1	29.6	(1.3)	28.3	27.8	2.2	30.0
Balance at end of period	$303.6	$121.5	$425.1	$217.9	$28.7	$246.6	$209.5	$30.9	$240.4
Allowance for Credit Losses – Off-Balance-Sheet Credit Exposures
The following table summarizes the changes in the ACL on off-balance-sheet credit exposures:

Years ended December 31 (in millions)	2020	2019	2018
Balance at beginning of period	$5.6	$2.7	$2.3
CECL transition adjustment	14.5	N/A	N/A
Balance at beginning of period, adjusted	20.1	2.7	2.3
Provision charged (credited) to income	6.8	2.9	0.4
Balance at end of period	$26.9	$5.6	$2.7

NOTE 7 – Leases
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
The composition of the Company’s total net investment in lease financing receivables included within equipment financing loans in the Consolidated Statements of Condition was as follows:

As of December 31 (in millions)	2020	2019
Lease payments receivable	$1,418.4	$1,417.1
Estimated residual value of leased assets	132.7	128.0
Gross investment in lease financing receivables	1,551.1	1,545.1
Plus: Deferred origination costs	11.6	13.4
Less: Unearned income	(150.7)	(156.9)
Total net investment in lease financing receivables	$1,412.0	$1,401.6
The contractual maturities of the Company's lease financing receivables were as follows:

(in millions)	December 31, 2020
2021	$547.5
2022	421.0
2023	285.8
2024	175.9
2025	91.3
Later years	29.6
Total	$1,551.1

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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
The following table summarizes People's United's total lease income:

Years ended December 31 (in millions)	2020	2019
Lease financing receivables	$69.0	$66.7
Operating leases	49.7	50.8
Total lease income	$118.7	$117.5
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
The following tables provide the components of lease cost and supplemental information:

Years ended December 31 (in millions)	2020	2019
Operating lease cost	$65.1	$61.6
Variable lease cost	10.0	8.6
Finance lease cost	0.3	0.1
Sublease income	(1.9)	(1.4)
Net lease cost	$73.5	$68.9
Rent expense under operating leases included in occupancy and equipment in the Consolidated Statements of Income totaled $64.2 million for the year ended December 31, 2018.

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

As of and for the years ended December 31 (dollars in millions)	2020	2019
Lease ROU assets:
Operating lease	$234.9	$276.6
Finance lease	2.3	$2.6
Lease liabilities:
Operating lease	$270.4	$307.9
Finance lease	4.9	5.3
Weighted-average discount rate:
Operating leases	3.08%	3.13%
Finance leases	2.59	2.58
Weighted-average remaining lease term (in years):
Operating leases	7.6	7.7
Finance leases	11.2	12.2
Cash payments included in the measurement of lease liabilities:
Reported in operating cash from operating leases	$66.6	$61.7
Reported in financing cash from finance leases	$0.1	$0.1
ROU assets obtained in exchange for lessee:
Operating lease liabilities (1)	22.8	89.1
Finance lease liabilities (1)	—	2.6
(1)Liabilities as of December 31, 2019 exclude the related transition adjustment (see above).
The contractual maturities of the Company's lease liabilities as of December 31, 2020 were as follows:

(in millions)	Operating Leases	Finance Leases
2021	$66.7	$0.5
2022	48.8	0.5
2023	37.5	0.5
2024	31.2	0.5
2025	26.6	0.5
Later years	95.9	3.2
Total lease payments	306.7	5.7
Less: Interest	(36.3)	(0.8)
Total lease liabilities	$270.4	$4.9
In the fourth quarter of 2019, the Company completed a sale-leaseback transaction on a property located in Burlington, Vermont. The transaction resulted in a gain of $3.3 million, which is included in other non-interest income in the Consolidated Statements of Income.

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 8 – Goodwill and Other Acquisition-Related Intangible Assets
Goodwill
Changes in the carrying amount of People’s United’s goodwill are summarized as follows:

	Operating Segment
(in millions)	Commercial Banking	Retail Banking	Wealth Management	Total
Balance at December 31, 2018	$1,759.4	$835.3	$91.0	$2,685.7
Acquisition of:
United Financial	120.5	83.8	—	204.3
BSB Bancorp	49.3	95.6	—	144.9
VAR	37.5	—	—	37.5
Write-down relating to the sale of branches (1)	(0.6)	(3.8)	(2.5)	(6.9)
Balance at December 31, 2019	1,966.1	1,010.9	88.5	3,065.5
Sale of PUIA (1)	—	—	(31.7)	(31.7)
Goodwill impairment	—	(353.0)	—	(353.0)
Balance at December 31, 2020	$1,966.1	$657.9	$56.8	$2,680.8
(1)See Note 2.
Goodwill is evaluated for impairment as of the annual measurement date or more frequently if a triggering event indicates that it is more likely than not that an impairment loss has been incurred. People’s United performed a quantitative assessment of goodwill impairment as of October 1, 2020 (its annual measurement date). A quantitative assessment includes determining the estimated fair value of each reporting unit, utilizing a combination of the discounted cash flow method of the income approach and the guideline public company method of the market approach, and comparing that fair value to each reporting unit's carrying amount. The income approach included a consideration of internal forecasts, growth rates, discount rates and terminal values. The market approach was based on a comparison of certain financial metrics of People’s United’s reporting units to guideline public company peers to derive selected trading multiples and incorporation of control premiums used. The income-based discounted cash flow approach was more heavily weighted (75%) than the market-based approach (25%) due to significant volatility in the market since the COVID-19 pandemic was declared a National Emergency on March 13, 2020.
Based on the quantitative assessment performed as of October 1, 2020, People’s United recognized a non-cash goodwill impairment charge totaling $353.0 million (representing 12% of total goodwill) associated with the Retail Banking reporting unit, while the fair values of the Commercial Banking and Wealth Management reporting units continued to exceed the respective carrying values by 4% and 103%, respectively. The projected cash flows of the Retail Banking reporting unit declined from prior period valuations due to record-low mortgage rates and the Federal Reserve’s updated guidance in the third quarter of 2020 regarding inflation targeting and expectations for interest rates to remain low for an extended period of time. The lower yielding and longer duration nature of the Company’s residential mortgage portfolio and a decline in home equity portfolio balances in recent years adversely impacted the Retail Banking reporting unit.
Due to the high degree of subjectivity involved in estimating the fair value of the Company’s reporting units, a decline in People’s United’s expected future cash flows or projected growth rates due to further deterioration in the economic environment, or continued market capitalization of the Company below book value, could result in an additional non-cash goodwill impairment charge that is material to People’s United’s results from operations.
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
All of People’s United’s tax deductible goodwill was created in transactions in which the Company purchased the assets of the target (as opposed to purchasing the issued and outstanding stock of the target). At December 31, 2020 and 2019, tax deductible goodwill totaled $113.6 million and $134.4 million, respectively.

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Other Acquisition-Related Intangible Assets
The following is a summary of People’s United’s other acquisition-related intangible assets:

	2020			2019
As of December 31 (in millions)	Gross Amount	Accumulated Amortization	Carrying Amount	Gross Amount	Accumulated Amortization	Carrying Amount
Core deposit intangible	$303.9	$206.3	$97.6	$303.9	$177.3	$126.6
Trade name intangible	123.9	79.6	44.3	123.9	73.4	50.5
Client relationships	24.4	8.4	16.0	24.4	6.4	18.0
Trust relationships	42.7	37.6	5.1	42.7	35.1	7.6
Insurance relationships	38.1	38.1	—	38.1	34.3	3.8
Favorable lease agreements	2.9	0.9	2.0	2.9	0.6	2.3
Non-compete agreements	0.6	0.5	0.1	0.6	0.3	0.3
Total other acquisition-related intangible assets	$536.5	$371.4	$165.1	$536.5	$327.4	$209.1
Other acquisition-related intangible assets subject to amortization have an original weighted-average amortization period of 12 years. Amortization expense of other acquisition-related intangible assets totaled $40.8 million, $32.5 million and $21.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. Scheduled amortization expense attributable to other acquisition-related intangible assets for each of the next five years is as follows: $35.5 million in 2021; $31.0 million in 2022; $23.3 million in 2023; $19.6 million in 2024; and $16.8 million in 2025.
In the fourth quarter of 2020, People's United recorded a complete write-down of the insurance customer relationships intangible asset ($3.2 million) as a result of its sale of PUIA. This charge is included in non-interest income (as a component of the net gain on sale) in the Consolidated Statements of Income. In the fourth quarter of 2019, People's United recorded a complete write-down of the mutual fund management contract intangible asset ($16.5 million) stemming from the liquidation of the Company's public mutual funds. The charge is included in other non-interest expense in the Consolidated Statements of Income. Also in the fourth quarter of 2019, People's United recorded partial write-downs of the trade name and trust relationship intangible assets ($1.9 million and $1.0 million, respectively) as a result of the sale of eight branches in central Maine. The charge is included in other non-interest income (as a component of the net gain on sale) in the Consolidated Statements of Income. Other than as described above, there were no impairment losses relating to goodwill or other acquisition-related intangible assets recorded in the Consolidated Statements of Income during the years ended
December 31, 2020, 2019 and 2018.

NOTE 9 – Premises and Equipment
The components of premises and equipment are summarized below:

As of December 31 (in millions)	2020	2019
Land	$51.1	$49.8
Buildings	313.6	330.6
Leasehold improvements	169.6	197.4
Furniture and equipment	277.3	324.3
Total	811.6	902.1
Less: Accumulated depreciation and amortization	534.9	596.6
Total premises and equipment, net	$276.7	$305.5
Depreciation and amortization expense included in occupancy and equipment expense in the Consolidated Statements of Income totaled $43.4 million, $41.7 million and $36.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 10 – Other Assets and Other Liabilities
The components of other assets are as follows:

As of December 31 (in millions)	2020	2019
Fair value of derivative financial instruments (notes 21 and 23)	$800.3	$341.0
Affordable housing investments (note 14)	460.8	383.9
Lease ROU assets (note 7)	237.2	279.2
Accrued interest receivable (notes 4 and 5)	202.2	156.1
Leased equipment	163.7	191.3
Funded status of defined benefit pension plans (note 19)	141.2	121.4
Loan disbursements in process	68.0	65.8
Assets held in trust for supplemental retirement plans (note 19)	56.9	51.0
Net deferred tax asset (note 14)	45.8	33.6
Current income tax receivable (note 14)	44.7	51.7
Other prepaid expenses	32.7	32.6
Economic development investments	29.1	29.2
Investment in joint venture	14.7	16.3
Repossessed assets	5.7	4.2
Mortgage servicing rights	4.8	10.6
REO:
Commercial	3.6	7.3
Residential	3.2	11.9
Other	37.6	65.9
Total other assets	$2,352.2	$1,853.0
The components of other liabilities are as follows:

As of December 31 (in millions)	2020	2019
Lease liabilities (note 7)	$275.3	$313.2
Liability for unsettled purchases of securities	194.8	—
Future contingent commitments for affordable housing investments (note 14)	182.4	141.1
Fair value of derivative financial instruments (notes 21 and 23)	170.4	96.2
Liabilities for supplemental retirement plans (note 19)	89.5	84.4
Accrued expenses payable	82.6	104.3
Accrued employee benefits	72.2	74.8
Loan payments in process	28.3	18.8
ACL on off-balance-sheet credit exposures (note 6)	26.9	5.6
Other postretirement plans (note 19)	17.7	18.7
Accrued interest payable	12.1	21.7
Other	41.9	26.7
Total other liabilities	$1,194.1	$905.5

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 11 – Deposits
The following is an analysis of People’s United’s total deposits by product type:

	2020		2019
As of December 31 (dollars in millions)	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
Non-interest-bearing	$15,881.7	—%	$9,803.7	—%
Savings	6,029.7	0.04	4,987.7	0.23
Interest-bearing checking and money market	24,567.5	0.17	19,592.6	0.92
Time deposits maturing:
Within 3 months	1,850.6	1.10	3,984.7	1.90
After 3 but within 6 months	1,155.1	0.68	2,659.3	2.12
After 6 months but within 1 year	1,464.1	0.75	1,354.8	1.77
After 1 but within 2 years	950.8	1.02	816.3	1.82
After 2 but within 3 years	165.7	1.75	275.4	2.23
After 3 but within 4 years	18.1	0.99	97.8	2.37
After 4 but within 5 years	54.4	0.68	17.2	1.09
After 5 years (1)	—	0.99	—	0.99
Total	5,658.8	0.92	9,205.5	1.95
Total deposits	$52,137.7	0.19%	$43,589.5	0.85%
(1)Amount totaled less than $0.1 million at both December 31, 2020 and 2019.
Time deposits issued in amounts that exceed $250,000 totaled $1.2 billion and $1.9 billion at December 31, 2020 and 2019, respectively. Overdrafts of non-interest-bearing deposit accounts totaling $2.8 million and $4.0 million at
December 31, 2020 and 2019, respectively, have been classified as loans.
Interest expense on deposits is summarized as follows:

Years ended December 31 (in millions)	2020	2019	2018
Savings	$5.4	$13.4	$7.2
Interest-bearing checking and money market	86.8	195.9	120.2
Time	95.0	147.6	88.7
Total	$187.2	$356.9	$216.1

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 12 – Borrowings
People’s United’s borrowings are summarized as follows:

	2020		2019
As of December 31 (dollars in millions)	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
Fixed-rate FHLB advances maturing:
Within 1 month	$—	—%	$3,060.8	1.79%
After 1 month but within 1 year	556.9	0.41	44.8	1.79
After 1 but within 2 years	1.2	0.50	6.8	2.11
After 2 but within 3 years	0.5	0.05	1.2	0.51
After 3 but within 4 years	—	—	0.6	0.05
After 4 but within 5 years	8.6	1.70	—	—
After 5 years	2.5	0.83	11.2	1.50
Total FHLB advances	569.7	0.43	3,125.4	1.79
Federal funds purchased maturing:
Within 1 month	125.0	0.07	1,620.0	1.61
Total federal funds purchased	125.0	0.07	1,620.0	1.61
Customer repurchase agreements maturing:
Within 1 month	452.9	0.14	409.1	0.69
Total customer repurchase agreements	452.9	0.14	409.1	0.69
Total borrowings	$1,147.6	0.28%	$5,154.5	1.64%
At December 31, 2020, the Bank’s total borrowing capacity from (i) the FHLB of Boston and the FRB-NY for advances and (ii) repurchase agreements was $16.6 billion based on the level of qualifying collateral available for these borrowings. In addition, the Bank had unsecured borrowing capacity of $1.0 billion at that date. FHLB advances are secured by the Bank’s investment in FHLB stock and by a security agreement that requires the Bank to maintain, as collateral, sufficient qualifying assets not otherwise pledged (principally single-family residential mortgage loans, home equity lines of credit and loans, and commercial real estate loans).
Interest expense on borrowings consists of the following:

Years ended December 31 (in millions)	2020	2019	2018
FHLB advances	$13.7	$50.1	$54.5
Federal funds purchased	5.4	24.6	13.6
Customer repurchase agreements	1.1	2.2	1.0
Other borrowings	—	0.1	1.8
Total	$20.2	$77.0	$70.9

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Information concerning People’s United’s borrowings is presented below:

As of and for the years ended December 31 (dollars in millions)	2020	2019	2018
FHLB advances:
Balance at year end	$569.7	$3,125.4	$2,404.5
Average outstanding during the year	1,371.2	2,098.0	2,653.6
Maximum outstanding at any month end	4,489.7	3,125.5	3,510.1
Average interest rate during the year	1.00%	2.39%	2.05%
Federal funds purchased:
Balance at year end	$125.0	$1,620.0	$845.0
Average outstanding during the year	688.2	1,127.5	682.2
Maximum outstanding at any month end	1,692.0	1,665.0	855.0
Average interest rate during the year	0.79%	2.18%	2.00%
Customer repurchase agreements:
Balance at year end	$452.9	$409.1	$332.9
Carrying amount of collateral securities at year end	462.0	418.0	342.3
Average outstanding during the year	379.0	296.6	252.7
Maximum outstanding at any month end	452.9	409.1	332.9
Average interest rate during the year	0.29%	0.75%	0.40%
Other borrowings:
Balance at year end	$—	$—	$11.0
Average outstanding during the year	—	3.3	104.5
Maximum outstanding at any month end	—	10.4	207.6
Average interest rate during the year	—%	1.87%	1.66%

NOTE 13 – Notes and Debentures
Notes and debentures are summarized as follows:

As of December 31 (in millions)	2020	2019
People’s United Financial, Inc.:
3.65% senior notes due 2022	$498.9	$498.3
5.75% subordinated notes due 2024	80.2	81.6
People’s United Bank:
4.00% subordinated notes due 2024	430.5	413.2
Total notes and debentures	$1,009.6	$993.1
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

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The 4.00% subordinated notes represent fixed-rate unsecured and subordinated obligations of the Bank with interest payable semi-annually. The Bank may redeem the notes, in whole or in part, on or after April 16, 2024 at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. The Bank may redeem the notes in whole, but not in part, at its option at a redemption price equal to 100% of the principal amount of the notes together with accrued but unpaid interest to, but excluding, the date fixed for redemption, within 90 days of the occurrence of a “regulatory event” (as defined). Pursuant to capital regulations of the OCC, effective January 1, 2015, the Bank may not redeem the notes prior to maturity without the prior approval of the OCC. The Bank has entered into a pay floating/receive fixed interest rate swap to hedge the change in fair value of the subordinated notes due to changes in interest rates (see Note 23). For regulatory capital purposes, subordinated note issuances qualify, up to certain limits, as Tier 2 capital for both People's United's and the Bank's Total risk-based capital (see Note 16).

NOTE 14 – Income Taxes
The following is a summary of total income tax expense:

Years ended December 31 (in millions)	2020	2019	2018
Income tax expense applicable to pre-tax income	$129.0	$132.0	$108.2
Deferred income tax expense (benefit) applicable to items reported in total other comprehensive income (loss) (note 18)	24.1	27.2	(12.2)
Total	$153.1	$159.2	$96.0
The components of income tax expense applicable to pre-tax income are summarized as follows:

Years ended December 31 (in millions)	2020	2019	2018
Current tax expense:
Federal	$113.4	$90.8	$83.0
State	34.3	26.9	23.3
Total current tax expense	147.7	117.7	106.3
Deferred tax (benefit) expense (1)	(18.7)	14.3	1.9
Total income tax expense	$129.0	$132.0	$108.2
(1)Includes the effect of (decreases) increases in the valuation allowance for state deferred tax assets of $(13.7) million, $(7.7) million and $0.3 million in 2020, 2019 and 2018, respectively.
The following is a reconciliation of expected income tax expense, computed at the U.S. federal statutory rate of 21% to actual income tax expense:

	2020		2019		2018
Years ended December 31 (dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate
Expected income tax expense	$73.2	21.0%	$137.0	21.0%	$121.0	21.0%
State income tax, net of federal tax effect	23.9	6.8	22.6	3.4	23.2	4.1
Non-deductible FDIC insurance premiums	5.8	1.6	4.4	0.7	6.5	1.1
Non-deductible goodwill impairment (1)	74.1	21.3	—	—	—	—
Tax-exempt interest	(22.0)	(6.3)	(21.4)	(3.3)	(19.4)	(3.4)
Federal income tax credits	(14.8)	(4.2)	(12.7)	(2.0)	(12.3)	(2.1)
Tax-exempt income from BOLI	(2.7)	(0.8)	(2.2)	(0.3)	(1.5)	(0.3)
Tax benefits recognized in connection with:
Release of CT valuation allowance	(7.1)	(2.1)	—	—	—	—
Equity-based compensation	1.3	0.4	(0.1)	—	(1.3)	(0.2)
The Tax Cuts and Jobs Act	—	—	—	—	(9.2)	(1.6)
Other, net	(2.7)	(0.7)	4.4	0.7	1.2	0.2
Actual income tax expense	$129.0		$132.0		$108.2
Effective income tax rate		37.0%		20.2%		18.8%
(1)See Note 8.

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Tax Reform
The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017. The most significant provision of the Act applicable to the Company served to reduce the U.S. federal corporate income tax rate, effective January 1, 2018, from 35% to 21%. During the quarter ended December 31, 2018, the Company recognized an income tax benefit of $9.2 million related, primarily, to voluntary employer contributions totaling $50 million made to the Company’s defined benefit pension plans in February 2018 and deducted (as permitted) on the Company’s 2017 federal income tax return (see Note 19).
Under GAP, the effect of a change in tax law is recorded discretely as a component of the income tax provision related to continuing operations in the period of enactment. This is true even if the deferred taxes being revalued were established through a financial statement component other than continuing operations (e.g. accumulated other comprehensive income). Adjusting the deferred taxes for temporary differences that arose from items of income or loss that were originally recorded in accumulated other comprehensive income through continuing operations may result in a disproportionate tax effect lodged in accumulated other comprehensive income. In other words, the original deferred tax amount recorded through accumulated other comprehensive income at the old tax rate will remain in accumulated other comprehensive income despite the fact that its related deferred tax asset/liability will be reduced through continuing operations to reflect the new tax rate. The amounts lodged in accumulated other comprehensive income are often referred to as “stranded tax effects.”
In February 2018, as a result of the enactment of the Act, the FASB issued new accounting guidance that provided entities with the option to reclassify, from accumulated other comprehensive income to retained earnings, certain “stranded tax effects” resulting from application of the Act. The guidance became effective for all organizations for fiscal years beginning after December 15, 2018 (January 1, 2019 for People’s United), including interim periods within those fiscal years, and early adoption was permitted. The Company elected to early adopt this amendment effective January 1, 2018. Upon adoption,
$37.9 million, representing the income tax effects of the Act as well as the indirect impacts from the decreased federal tax effect on future state tax benefits, was reclassified from AOCL to retained earnings. The reclassification adjustment, which related to: (i) the net actuarial loss on defined benefit pension and postretirement plans; (ii) the net unrealized loss on debt securities available-for-sale and debt securities transferred to held-to-maturity; and (iii) the net unrealized loss on derivatives accounted for as cash flow hedges, served to increase regulatory capital by $37.9 million, which resulted in an approximate 11 basis point increase in the risk-based capital ratios of both the Company and the Bank at that time.
Affordable Housing Investments
People's United holds ownership interests in limited partnerships formed to develop and operate affordable housing units for lower income tenants throughout its franchise area. The underlying partnerships, which are considered variable interest entities, are not consolidated into the Company's Consolidated Financial Statements. These investments have historically played a role in enabling the Bank to meet its Community Reinvestment Act requirements while, at the same time, providing federal income tax credits.
Affordable housing investments, including all legally binding commitments to fund future investments, are included in other assets in the Consolidated Statements of Condition ($460.8 million and $383.9 million at December 31, 2020 and 2019, respectively). Included in other liabilities in the Consolidated Statements of Condition is a liability for all legally binding unfunded commitments to fund future investments ($182.4 million and $141.1 million at those dates). The cost of the Company's investments is amortized on a straight-line basis over the period during which the related federal income tax credits are realized (generally ten years). Amortization expense, which is included as a component of income tax expense in the Consolidated Statements of Income, totaled $31.4 million, $25.0 million and $19.1 million for the years ended
December 31, 2020, 2019 and 2018, respectively.

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
Connecticut Passive Investment Company
In 1998, the Bank formed a passive investment company, People's Mortgage Investment Company ("PMIC"), in accordance with Connecticut tax laws, which permit transfers of mortgage loans to such subsidiaries on or after
January 1, 1999. The related earnings of PMIC, and any dividends it pays to the Bank, are not subject to Connecticut income tax. As a result of the exclusion of such earnings and dividends from Connecticut taxable income beginning in 1999, the Bank initially established a valuation allowance for the full amount of its Connecticut deferred tax asset attributable to net temporary differences and state net operating loss carryforwards. Connecticut tax net operating loss carryforwards totaled $1.1 billion at December 31, 2020 and expire between 2023 and 2032.
As a result of continued business expansion and growth, including, in recent years, within the state of Connecticut, during 2020 the Bank completed a review of its state net deferred tax assets, including an assessment of the valuation allowance established for net operating loss carryforwards not expected to be utilized. Consequently, the Bank adjusted the estimated realizability of its state net deferred tax assets by $7.1 million and recorded this amount as a one-time decrease to the provision for income tax expense in the fourth quarter of 2020.

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The tax effects of temporary differences that give rise to People’s United’s deferred tax assets and liabilities are as follows:

As of December 31 (in millions)	2020	2019
Deferred tax assets:
Allowance for credit losses and non-accrual interest	$117.3	$65.5
State tax net operating loss carryforwards, net of federal tax effect	65.9	71.8
Tax credits and net operating loss carryforwards	24.7	24.7
Equity-based compensation	19.9	18.1
Acquisition-related deferred tax assets	12.7	30.5
ROU lease assets, net of lease liabilities	8.6	7.5
D.C. Solar investment basis difference	6.8	6.8
Unrealized loss on debt securities transferred to held-to-maturity	2.5	3.6
Other deductible temporary differences	26.6	28.2
Total deferred tax assets	285.0	256.7
Less: valuation allowance for state deferred tax assets	(58.7)	(72.4)
Total deferred tax assets, net of the valuation allowance	226.3	184.3
Deferred tax liabilities:
Leasing activities	(88.3)	(92.7)
Unrealized gain on debt securities available-for-sale	(31.4)	(6.6)
Pension and other postretirement benefits	(25.6)	(20.0)
Book over tax income recognized on consumer loans	(17.2)	(18.0)
Temporary differences related to merchant services joint venture	(3.5)	(3.5)
Mark-to-market and original issue discounts for tax purposes	(1.8)	(5.2)
Other taxable temporary differences	(12.7)	(4.7)
Total deferred tax liabilities	(180.5)	(150.7)
Net deferred tax asset	$45.8	$33.6
Based on People's United’s recent historical and anticipated future pre-tax earnings and the reversal of taxable temporary differences, management believes it is more likely than not that People's United will realize its total deferred tax assets, net of the valuation allowance.
People's United’s current income tax receivable at December 31, 2020 and 2019 totaled $44.7 million and $51.7 million, respectively.
The following is a reconciliation of the beginning and ending balances of People's United’s unrecognized income tax benefits related to uncertain tax positions:

Years ended December 31 (in millions)	2020	2019	2018
Balance at beginning of year	$33.3	$5.2	$2.7
Additions for tax positions taken in prior years	0.1	0.5	2.5
Additions related to D.C. Solar:
Established by United Financial prior to acquisition	—	8.7	—
Established by People's United subsequent to acquisition	—	18.9	—
Reductions attributable to audit settlements/lapse of statute of limitations	—	—	—
Balance at end of year	$33.4	$33.3	$5.2

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
If recognized, the unrecognized income tax benefits at December 31, 2020 would minimally affect People’s United’s annualized income tax rate. Accrued interest expense related to the unrecognized income tax benefits totaled $0.1 million at both December 31, 2020 and 2019. People’s United recognizes accrued interest related to unrecognized income tax benefits and penalties, if incurred, as components of income tax expense in the Consolidated Statements of Income. The amount of total unrecognized income tax benefits, excluding those related to D.C. Solar, is not expected to change significantly within the next twelve months. With respect to unrecognized income tax benefits related to D.C. Solar, timing remains uncertain given the nature of the matter, including the ongoing federal criminal investigation. People's United files a consolidated U.S. federal income tax return and various state income tax returns and is no longer subject to federal or state income tax examinations through 2016.

NOTE 15 – Stockholders’ Equity and Dividends
People’s United is authorized to issue (i) 50.0 million shares of preferred stock, par value of $0.01 per share, of which 10.0 million shares were issued at December 31, 2020, and (ii) 1.95 billion shares of common stock, par value of
$0.01 per share, of which 533.7 million shares were issued at December 31, 2020.
Treasury stock includes (i) common stock repurchased by People’s United, either directly or through agents, in the open market at prices and terms satisfactory to management in connection with stock repurchases authorized by its Board of Directors (106.4 million shares at December 31, 2020) and (ii) common stock purchased in the open market by a trustee with funds provided by People’s United and originally intended for awards under the People’s United Financial, Inc. 2007 Recognition and Retention Plan (the “RRP”) (2.6 million shares at December 31, 2020). Following shareholder approval of the People’s United Financial, Inc. 2014 Long-Term Incentive Plan (the “2014 Plan”) in 2014, no new awards may be granted under the RRP (see Note 20).
In June 2019, the Company’s Board of Directors authorized the repurchase of up to 20.0 million shares of People’s United’s outstanding common stock. Such shares may be repurchased, either directly or through agents, in the open market at prices and terms satisfactory to management. During 2019, the Company repurchased 0.2 million shares of People's United common stock under this authorization at a total cost of $2.5 million. In the first quarter of 2020, the Company completed the repurchase authorization by purchasing 19.8 million shares of People's United common stock at a total cost of $304.4 million.
In April 2007, People’s United established an ESOP (see Note 19). At that time, People’s United loaned the ESOP
$216.8 million to purchase 10.5 million shares of People’s United common stock in the open market. Shares of People’s United common stock are held by the ESOP and allocated to eligible participants annually based upon a percentage of each participant’s eligible compensation. At December 31, 2020, 5.6 million shares of People’s United common stock, with a contra-equity balance of $115.6 million, have not been allocated or committed to be released.
Common dividends declared and paid per common share totaled $0.7175, $0.7075 and $0.6975 for the years ended December 31, 2020, 2019 and 2018, respectively. People’s United’s common dividend payout ratio (common dividends paid as a percentage of net income available to common shareholders) was 148.0%, 54.3% and 53.7% for the years ended
December 31, 2020, 2019 and 2018, respectively.
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

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The Bank may not pay dividends to People’s United if, after paying those dividends, it would fail to meet the required minimum levels under risk-based capital guidelines or if the OCC has notified the Bank that it is in need of more than normal supervision. See Note 16 for a discussion of regulatory capital requirements. Under the Federal Deposit Insurance Act, an insured depository institution such as the Bank is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is used in the Federal Deposit Insurance Act). Payment of dividends by the Bank also may be restricted at any time at the discretion of the appropriate regulator if it deems the payment to constitute an unsafe and unsound banking practice.
In 2020, 2019 and 2018, the Bank paid a total of $498.0 million, $457.0 million and $342.0 million, respectively, in cash dividends to People’s United (parent company). At December 31, 2020, the Bank’s retained net income, as defined by federal regulations, totaled $(170.3) million.

NOTE 16 – Regulatory Capital Requirements
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
Both People’s United and the Bank are subject to capital rules (the “Basel III capital rules”) issued by U.S. banking agencies. The Basel III capital rules require U.S. financial institutions to maintain: (i) a minimum ratio of Common Equity
Tier 1 (“CET 1”) capital to total risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET 1 risk-based capital ratio, effectively resulting in a minimum CET 1 risk-based capital ratio of 7.0%); (ii) a minimum ratio of Tier 1 capital to total risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 risk-based capital ratio, effectively resulting in a minimum Tier 1 risk-based capital ratio of 8.5%); (iii) a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to total risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% Total risk-based capital ratio, effectively resulting in a minimum Total risk-based capital ratio of 10.5%); and (iv) a minimum Tier 1 Leverage capital ratio of at least 4.0%, calculated as the ratio of Tier 1 capital to average total assets, as defined.
In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments, a financial institution must hold a capital conservation buffer of 2.50% above its minimum risk-based capital requirements.
For regulatory capital purposes, subordinated note issuances qualify, up to certain limits, as Tier 2 capital for Total risk-based capital. In accordance with regulatory capital rules, the eligible amount of the Bank's $400 million subordinated notes due 2024 and People's United's $75 million subordinated notes due 2024 included in Tier 2 capital will both be reduced each year until the year of final maturity by 20%, or $80 million and $15 million, respectively.
The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting guidelines. Capital amounts and classifications are also subject to qualitative judgments by federal regulators about capital components, risk weightings and other factors.
Management believes that, as of December 31, 2020, both People's United and the Bank met all capital adequacy requirements to which each is subject. Further, the most recent regulatory notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. Since that notification, no conditions or events have occurred that have caused management to believe any change in the Bank's capital classification would be warranted.
As discussed in Note 1, the Company's adoption of the CECL standard effective January 1, 2020, resulted in an approximate 10 basis points decrease in the capital ratios at both the Bank and People's United at that time. In December 2018, the Federal banking agencies approved a final rule allowing an option to phase-in, over three years, the day one regulatory capital effects of the CECL standard. In March 2020, the Federal banking agencies issued an interim final rule providing an alternative option to delay, for two years, an estimate of the CECL standard’s effect on regulatory capital (relative to incurred loss methodology's effect on regulatory capital), followed by a three-year transition period. The Company has elected the alternative option provided in the March 2020 interim final rule.

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following is a summary of People's United’s and the Bank's regulatory capital amounts and ratios under the Basel III capital rules. The minimum capital required amounts are based on the capital conservation buffer of the Basel III capital rules. In connection with the adoption of the Basel III capital rules, both the Company and the Bank elected to opt-out of the requirement to include most components of AOCL in CET 1 capital. At December 31, 2020, People's United's and the Bank's total risk-weighted assets, as defined, were $45.1 billion and $45.0 billion, respectively, compared to $45.2 billion for both at December 31, 2019. For regulatory capital purposes, PPP loans are assigned a zero risk-weighting as a result of the related SBA guarantee on such loans.

	As of December 31, 2020		Minimum Capital Required		Classification as Well-Capitalized
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Capital (1):
People’s United	$4,967.8	8.4%	$2,374.3	4.0%	N/A	N/A
Bank	5,168.4	8.7	2,373.7	4.0	$2,967.2	5.0%
CET 1 Risk-Based Capital (2):
People’s United	4,723.7	10.5	3,155.3	7.0	N/A	N/A
Bank	5,168.4	11.5	3,151.1	7.0	2,926.0	6.5
Tier 1 Risk-Based Capital (3):
People’s United	4,967.8	11.0	3,831.4	8.5	2,704.5	6.0
Bank	5,168.4	11.5	3,826.3	8.5	3,601.3	8.0
Total Risk-Based Capital (4):
People’s United	5,589.5	12.4	4,732.9	10.5	4,507.5	10.0
Bank	5,745.1	12.8	4,726.7	10.5	4,501.6	10.0

	As of December 31, 2019		Minimum Capital Required		Classification as Well-Capitalized
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Capital (1):
People’s United	$4,846.1	9.1%	$2,119.7	4.0%	N/A	N/A
Bank	4,902.0	9.3	2,119.1	4.0	$2,648.8	5.0%
CET 1 Risk-Based Capital (2):
People’s United	4,602.1	10.2	3,164.5	7.0	N/A	N/A
Bank	4,902.0	10.9	3,162.2	7.0	2,936.3	6.5
Tier 1 Risk-Based Capital (3):
People’s United	4,846.1	10.7	3,842.6	8.5	2,712.5	6.0
Bank	4,902.0	10.9	3,839.8	8.5	3,614.0	8.0
Total Risk-Based Capital (4):
People’s United	5,435.6	12.0	4,746.8	10.5	4,520.8	10.0
Bank	5,474.2	12.1	4,743.3	10.5	4,517.4	10.0
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
(3)Tier 1 Risk-Based Capital ratio represents Tier 1 Capital divided by Total Risk-Weighted Assets.
(4)Total Risk-Based Capital ratio represents Tier 1 Capital plus subordinated notes and debentures, up to certain limits, and the ACL, up to 1.25% of Total Risk-Weighted Assets, divided by Total Risk-Weighted Assets.

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 17 – Earnings Per Common Share
The following is an analysis of People’s United’s basic and diluted EPS, reflecting the application of the two-class method, as described in Note 1:

Years ended December 31 (in millions, except per common share data)	2020	2019	2018
Net income available to common shareholders	$205.5	$506.3	$454.0
Dividends paid on and undistributed earnings allocated to participating securities	—	(0.2)	(0.2)
Earnings attributable to common shareholders	$205.5	$506.1	$453.8
Weighted average common shares outstanding for basic EPS	420.3	394.0	348.1
Effect of dilutive equity-based awards	2.3	3.2	3.6
Weighted average common shares and common-equivalent shares for diluted EPS	422.6	397.2	351.7
EPS:
Basic	$0.49	$1.28	$1.30
Diluted	0.49	1.27	1.29
All unallocated ESOP common shares and all common shares accounted for as treasury shares have been excluded from the calculation of basic and diluted EPS. Anti-dilutive equity-based awards totaling 18.0 million shares, 6.7 million shares and 6.8 million shares for the years ended December 31, 2020, 2019 and 2018, respectively, have also been excluded from the calculation of diluted EPS.

NOTE 18 – Comprehensive Income
Comprehensive income represents the sum of net income and items of “other comprehensive income or loss,” including (on an after-tax basis): (i) net actuarial gains and losses, prior service credits and costs, and transition assets and obligations related to People’s United’s pension and other postretirement plans; (ii) net unrealized gains and losses on debt securities available-for-sale; (iii) net unrealized gains and losses on debt securities transferred to held-to-maturity; and (iv) net unrealized gains and losses on derivatives accounted for as cash flow hedges. People’s United’s total comprehensive income for the years ended December 31, 2020, 2019 and 2018 is reported in the Consolidated Statements of Comprehensive Income.

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following is a summary of the changes in the components of AOCL, which are included in People’s United’s stockholders’ equity on an after-tax basis:

(in millions)	Pension and Other Postretirement Plans	Net Unrealized Gains (Losses) on Debt Securities Available-for-Sale	Net Unrealized Gains (Losses) on Debt Securities Transferred to Held-to-Maturity	Net Unrealized Gains (Losses) on Derivatives Accounted for as Cash Flow Hedges	Total AOCL
Balance at December 31, 2017	$(144.1)	$(21.6)	$(15.1)	$(0.9)	$(181.7)
Other comprehensive income (loss) before reclassifications	(24.7)	(29.0)	—	(1.3)	(55.0)
Amounts reclassified from AOCL (1)	6.3	7.5	3.0	0.4	17.2
Current period other comprehensive income (loss)	(18.4)	(21.5)	3.0	(0.9)	(37.8)
Transition adjustments related to adoption of new accounting standards (2)	(30.0)	(3.9)	(3.2)	(0.2)	(37.3)
Balance at December 31, 2018	(192.5)	(47.0)	(15.3)	(2.0)	(256.8)
Other comprehensive income (loss) before reclassifications	9.7	67.9	—	1.5	79.1
Amounts reclassified from AOCL (1)	6.6	(0.1)	3.5	0.8	10.8
Current period other comprehensive income (loss)	16.3	67.8	3.5	2.3	89.9
Balance at December 31, 2019	(176.2)	20.8	(11.8)	0.3	(166.9)
Other comprehensive income (loss) before reclassifications	(12.0)	82.3	—	(1.0)	69.3
Amounts reclassified from AOCL (1)	6.4	—	3.6	(1.6)	8.4
Current period other comprehensive income (loss)	(5.6)	82.3	3.6	(2.6)	77.7
Balance at December 31, 2020	$(181.8)	$103.1	$(8.2)	$(2.3)	$(89.2)
(1)See the following table for details about these reclassifications.
(2)See Notes 4 and 14.

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following is a summary of the amounts reclassified from AOCL:

Years ended December 31 (in millions)	Amounts Reclassified from AOCL			Affected Line Item in the Statement Where Net Income is Presented
	2020	2019	2018
Details about components of AOCL:
Amortization of pension and other postretirement plans items:
Net actuarial loss	$(8.4)	$(8.3)	$(8.6)	(1)
Prior service credit	—	—	0.3	(1)
	(8.4)	(8.3)	(8.3)	Income before income tax expense
	2.0	1.7	2.0	Income tax expense
	(6.4)	(6.6)	(6.3)	Net income
Reclassification adjustment for net realized losses on debt securities available-for-sale	—	0.1	(9.9)	Income before income tax expense (2)
	—	—	2.4	Income tax expense
	—	0.1	(7.5)	Net income
Amortization of unrealized losses on debt securities transferred to held-to-maturity	(4.7)	(4.6)	(3.9)	Income before income tax expense (3)
	1.1	1.1	0.9	Income tax expense
	(3.6)	(3.5)	(3.0)	Net income
Amortization of unrealized gains and losses on cash flow hedges:
Interest rate swaps	1.9	(1.2)	(0.6)	(4)
Interest rate locks	0.1	0.1	0.1	(4)
	2.0	(1.1)	(0.5)	Income before income tax expense
	(0.4)	0.3	0.1	Income tax expense
	1.6	(0.8)	(0.4)	Net income
Total reclassifications for the period	$(8.4)	$(10.8)	$(17.2)
(1)Included in the computation of net periodic benefit income (expense) reflected in other non-interest expense (see Note 19 for additional details).
(2)Included in non-interest income.
(3)Included in interest and dividend income — securities.
(4)Included in interest expense — notes and debentures.
Deferred income taxes applicable to the components of AOCL are as follows:

As of December 31 (in millions)	2020	2019	2018
Net actuarial loss and other amounts related to pension and other postretirement plans	$57.0	$55.3	$59.4
Net unrealized (gain) loss on debt securities available-for-sale	(32.1)	(6.6)	14.7
Net unrealized loss on debt securities transferred to held-to-maturity	2.5	3.6	4.7
Net unrealized loss (gain) on derivatives accounted for as cash flow hedges	0.7	(0.1)	0.6
Total deferred income taxes	$28.1	$52.2	$79.4

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following is a summary of the components of People’s United’s total other comprehensive income (loss):

Year ended December 31, 2020 (in millions)	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net actuarial gains and losses on pension and other postretirement plans:
Net actuarial loss arising during the year	$(15.7)	$3.7	$(12.0)
Reclassification adjustment for net actuarial loss included in net income	8.4	(2.0)	6.4
Net actuarial loss	(7.3)	1.7	(5.6)
Net unrealized gains and losses on debt securities available-for-sale:
Net unrealized holding gains arising during the year	107.8	(25.5)	82.3
Net unrealized gains	107.8	(25.5)	82.3
Net unrealized gains and losses on debt securities transferred to held-to-maturity:
Reclassification adjustment for amortization of unrealized losses on debt securities transferred to held-to-maturity included in net income	4.7	(1.1)	3.6
Net unrealized gains	4.7	(1.1)	3.6
Net unrealized gains and losses on derivatives accounted for as cash flow hedges:
Net unrealized losses arising during the year	(1.4)	0.4	(1.0)
Reclassification adjustment for net realized gains included in net income	(2.0)	0.4	(1.6)
Net unrealized losses	(3.4)	0.8	(2.6)
Total other comprehensive income	$101.8	$(24.1)	$77.7

Year ended December 31, 2019 (in millions)	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net actuarial gains and losses on pension and other postretirement plans:
Net actuarial gain arising during the year	$12.1	$(2.4)	$9.7
Reclassification adjustment for net actuarial loss included in net income	8.3	(1.7)	6.6
Net actuarial gain	20.4	(4.1)	16.3
Net unrealized gains and losses on debt securities available-for-sale:
Net unrealized holding gains arising during the year	89.2	(21.3)	67.9
Reclassification adjustment for net realized losses included in net income	(0.1)	—	(0.1)
Net unrealized gains	89.1	(21.3)	67.8
Net unrealized gains and losses on debt securities transferred to held-to-maturity:
Reclassification adjustment for amortization of unrealized losses on debt securities transferred to held-to-maturity included in net income	4.6	(1.1)	3.5
Net unrealized gains	4.6	(1.1)	3.5
Net unrealized gains and losses on derivatives accounted for as cash flow hedges:
Net unrealized gains arising during the year	1.9	(0.4)	1.5
Reclassification adjustment for net realized losses included in net income	1.1	(0.3)	0.8
Net unrealized gains	3.0	(0.7)	2.3
Total other comprehensive income	$117.1	$(27.2)	$89.9

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Year ended December 31, 2018 (in millions)	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net actuarial gains and losses on pension and other postretirement plans:
Net actuarial loss arising during the year	$(32.6)	$7.9	$(24.7)
Reclassification adjustment for net actuarial loss included in net income	8.6	(2.1)	6.5
Net actuarial loss	(24.0)	5.8	(18.2)
Prior service credit on pension and other postretirement plans:
Reclassification adjustment for prior service credit included in net income	(0.3)	0.1	(0.2)
Net actuarial loss and prior service credit	(24.3)	5.9	(18.4)
Net unrealized gains and losses on debt securities available-for-sale:
Net unrealized holding losses arising during the year	(38.3)	9.3	(29.0)
Reclassification adjustment for net realized losses included in net income	9.9	(2.4)	7.5
Net unrealized losses	(28.4)	6.9	(21.5)
Net unrealized gains and losses on debt securities transferred to held-to-maturity:
Reclassification adjustment for amortization of unrealized losses on debt securities transferred to held-to-maturity included in net income	3.9	(0.9)	3.0
Net unrealized gains	3.9	(0.9)	3.0
Net unrealized gains and losses on derivatives accounted for as cash flow hedges:
Net unrealized losses arising during the year	(1.7)	0.4	(1.3)
Reclassification adjustment for net realized losses included in net income	0.5	(0.1)	0.4
Net unrealized losses	(1.2)	0.3	(0.9)
Total other comprehensive loss	$(50.0)	$12.2	$(37.8)

NOTE 19 – Employee Benefit Plans
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

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
In addition to the People’s Qualified Plan, People’s United continues to maintain the qualified defined benefit pension plan that covers former United Financial employees who meet certain eligibility requirements (the “United Financial Qualified Plan”). All benefits under this plan were frozen effective December 31, 2012. Effective December 31, 2020, the First Connecticut Qualified Plan was merged into the People's Qualified Plan.
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
The following table summarizes changes in the benefit obligations and plan assets of (i) the People’s Qualified Plan (including the First Connecticut Qualified Plan), the People's Supplemental Plans, the First Connecticut Supplemental Plan, the BSB Bancorp Supplemental Plan and the United Financial Supplemental Plan (together the “Pension Plans”) and (ii) the People’s Postretirement Plan, the First Connecticut Postretirement Plans, the BSB Bancorp Post Retirement Welfare (Life Insurance) Plan and the United Financial Postretirement Plan (together the “Other Postretirement Plans”). The table also shows the funded status (or the difference between benefit obligations and plan assets) recognized in the Consolidated Statements of Condition. All plans have a December 31 measurement date.

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	Pension Plans		Other Postretirement Plans
(in millions)	2020	2019	2020	2019
Benefit obligations: (1)
Beginning of year	$665.5	$562.7	$18.7	$15.3
Service cost	—	—	0.3	0.3
Interest cost	19.7	22.9	0.6	0.6
Actuarial loss (gain)	85.9	80.2	(1.5)	1.2
Benefits paid	(30.0)	(28.2)	(0.4)	(0.7)
Settlements	(0.6)	(13.1)	—	—
Acquisitions (2)	—	41.0	—	2.0
End of year	740.5	665.5	17.7	18.7
Fair value of plan assets:
Beginning of year	746.7	596.4	—	—
Actual return on assets	120.2	138.6	—	—
Employer contributions	3.6	18.7	0.4	0.7
Benefits paid	(30.0)	(28.2)	(0.4)	(0.7)
Settlements	(0.6)	(13.1)	—	—
Acquisitions (2)	—	34.3	—	—
End of year	839.9	746.7	—	—
Funded status at end of year	$99.4	$81.2	$(17.7)	$(18.7)
Amounts recognized in the Consolidated Statements of Condition:
Other assets	$141.2	$121.4	$—	$—
Other liabilities	(41.8)	(40.2)	(17.7)	(18.7)
Funded status at end of year	$99.4	$81.2	$(17.7)	$(18.7)
(1)Represents the projected benefit obligation for the Pension Plans and the accumulated benefit obligation for the Other Postretirement Plans.
(2)Represents the benefit obligations and plan assets of the United Financial Qualified Plan and the United Financial Supplemental Plan as of November 1, 2019, the BSB Bancorp Supplemental Plan as of April 1, 2019, and the benefit obligations of the United Financial Postretirement Plan as of November 1, 2019 and the BSB Bancorp Post Retirement Welfare (Life Insurance) Plan as of April 1, 2019.
Plan assets for the People’s Qualified Plan and the United Financial Qualified Plan (together the “Qualified Plans”) were $801.5 million and $38.4 million, respectively, as of December 31, 2020. The related projected benefit obligation of each plan was $663.4 million and $35.3 million, respectively, at the same date.
Although the People’s Supplemental Plans and the First Connecticut Supplemental Plan (together the “Supplemental Plans”) hold no assets, People’s United has funded trusts to provide benefit payments to the extent such benefits are not paid directly by People’s United. Trust assets of $36.8 million as of December 31, 2020 (which are included in other assets in the Consolidated Statements of Condition) were exceeded by the related projected benefit obligation of $41.8 million at that date.

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following table summarizes the accumulated and projected benefit obligations for the Pension Plans at the respective measurement dates:

	Pension Plans
As of December 31 (in millions)	2020	2019
Accumulated benefit obligations:
Qualified Plans	$698.7	$625.3
Supplemental Plans	41.6	40.0
Total	$740.3	$665.3
Projected benefit obligations:
Qualified Plans	$698.7	$625.3
Supplemental Plans	41.8	40.2
Total	$740.5	$665.5
Components of net periodic benefit (income) expense and other amounts recognized in other comprehensive income (loss) are as follows:

	Pension Plans			Other Postretirement Plans
Years ended December 31 (in millions)	2020	2019	2018	2020	2019	2018
Net periodic benefit (income) expense:
Interest cost	$19.7	$22.9	$20.2	$0.9	$0.9	$0.8
Expected return on plan assets	(49.5)	(46.1)	(44.3)	—	—	—
Recognized net actuarial loss	7.9	5.3	7.3	0.2	0.1	0.3
Recognized prior service credit	—	—	(0.3)	—	—	—
Settlements (1)	0.2	2.9	1.0	—	—	—
Net periodic benefit (income) expense	(21.7)	(15.0)	(16.1)	1.1	1.0	1.1
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial loss (gain)	7.5	(20.5)	26.0	(1.6)	1.1	(2.0)
Prior service credit	—	—	0.3	—	—	—
Total pre-tax changes recognized in other comprehensive income (loss)	7.5	(20.5)	26.3	(1.6)	1.1	(2.0)
Total recognized in net periodic benefit (income) expense and other comprehensive income (loss)	$(14.2)	$(35.5)	$10.2	$(0.5)	$2.1	$(0.9)
(1)Settlement charges are a result of lump-sum benefit payments in excess of the sum of a plan’s annual interest and service costs. When an employer settles the full amount of its obligation for vested benefits with respect to some of a plan’s participants, the employer is required to recognize in income a pro-rata portion of the aggregate gain or loss recorded in AOCL.
The pre-tax amounts in AOCL that have not been recognized as components of net periodic benefit (income) expense are as follows:

	Pension Plans		Other Postretirement Plans
As of December 31 (in millions)	2020	2019	2020	2019
Net actuarial loss	$236.0	$228.5	$2.3	$3.9
Total pre-tax amounts included in AOCL	$236.0	$228.5	$2.3	$3.9

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The Company uses a corridor approach in the valuation of its Qualified Plans, which results in the deferral of actuarial gains and losses resulting from differences between actual results and actuarial assumptions. Amortization of actuarial gains and losses occurs when the accumulated unrecognized gain or loss balance, as of the beginning of the year, exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets. The excess unrecognized gain or loss balance is amortized over the average remaining life expectancy of plan participants for the People’s Qualified Plan (approximately 25 years) and over the average working lifetime of active participants for the United Financial Qualified Plan (approximately 28 years) as of December 31, 2020.
The following assumptions were used in determining the benefit obligations and net periodic benefit (income) expense as of and for the periods indicated:

	Qualified Plans			Other Postretirement Plans
	2020	2019	2018	2020	2019	2018
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate:
People’s Qualified Plan	2.50%	3.38%	4.41%	2.50%	3.40%	4.40%
First Connecticut Qualified Plan (1)	n/a	3.39	4.41	n/a	n/a	n/a
United Financial Qualified Plan	2.53	3.42	n/a	n/a	n/a	n/a
Rate of compensation increase	n/a	n/a	n/a	n/a	n/a	n/a
Weighted-average assumptions used to determine net periodic benefit (income) expense for the years ended December 31:
Discount rate:
People’s Qualified Plan (2)	3.38%	4.41%	3.74%/4.34%	3.40%	4.40%	3.70%
First Connecticut Qualified Plan (1)	3.39	4.41	4.35	n/a	n/a	n/a
United Financial Qualified Plan	3.42	3.33	n/a	n/a	n/a	n/a
Expected return on plan assets:
People’s Qualified Plan	7.25	7.25	7.25	n/a	n/a	n/a
First Connecticut Qualified Plan (1)	n/a	6.00	6.00	n/a	n/a	n/a
United Financial Qualified Plan	5.25	5.25	n/a	n/a	n/a	n/a
Rate of compensation increase	n/a	n/a	n/a	n/a	n/a	n/a
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	n/a	n/a	n/a	5.50%	5.70%	6.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	4.50	4.50	4.50
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2037	2037	2037
n/a — not applicable
(1)Effective December 31, 2020, the First Connecticut Qualified Plan was merged into the People’s Qualified Plan.
(2)Rate of 3.74% through September 30, 2018 and 4.34% through December 31, 2018.
The discount rates used to determine the benefit obligation of the Supplemental Plans at December 31, 2020 ranged from 1.60% to 2.50%, while the discount rate used to determine net periodic benefit (income) expense for 2020 ranged from 1.29% to 2.50%. The discount rates used to determine the benefit obligation of the People’s Supplemental Plans at December 31, 2019 ranged from 2.76% to 3.40%, while the discount rate used to determine net periodic benefit (income) expense for 2019 ranged from 3.33% to 4.40%.
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

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
In developing an expected long-term rate of return on asset assumption for the Qualified Plans for purposes of determining 2020 net periodic benefit income, People’s United considered the historical returns and the future expectations for returns within each asset class, as well as the target asset allocation of the pension portfolio. This resulted in an expected long-term rate of return assumption of 7.25% for the People’s Qualified Plan and 5.25% for the United Financial Qualified Plan. This was intended to reflect expected asset returns over the life of the related pension benefits expected to be paid.
In 2021, $29.9 million in net periodic benefit income is expected to be recognized related to the Qualified Plans. This amount was determined using the following assumptions: (i) expected long-term rates of return of 7.25% for the People’s Qualified Plan and 5.25% for the United Financial Qualified Plan; (ii) discount rates of 2.50% and 2.53% for the People's Qualified Plan and the United Financial Qualified Plan, respectively; and (iii) updated mortality tables issued by the Society of Actuaries in the fourth quarter of 2020. The mortality rate is a key assumption used in valuing retirement benefit obligations as it reflects the probability of future benefit payments that are contingent upon the longevity of plan participants and their beneficiaries.
People’s United’s funding policy is to contribute the amounts required by applicable regulations, although additional amounts may be contributed from time to time. In February 2018, People’s United made voluntary employer contributions totaling $50 million to the Company's defined benefit pension plans in response to tax reform (see Note 14). Employer contributions for the Supplemental Plans and the Other Postretirement Plans in 2021 are expected to total $6.0 million, representing net benefit payments expected to be paid under these plans.
Expected future net benefit payments for the Pension Plans as of December 31, 2020 are: $32.5 million in 2021; $31.0 million in 2022; $33.0 million in 2023; $35.0 million in 2024; $35.1 million in 2025; and an aggregate of $195.1 million in 2026 through 2030. As of December 31, 2020, expected future net benefit payments for the Other Postretirement Plans are
(i) $1.0 million for 2021, $1.1 million in each of the years 2022 through 2024, $1.0 million for 2025 and (ii) an aggregate of $4.8 million in 2026 through 2030.
The investment strategy of the Qualified Plans is to develop a diversified portfolio, representing a variety of asset classes of varying duration, in order to effectively fund expected near-term and long-term benefit payments. All investment decisions are governed by an established policy that contains the following asset allocation guidelines:

	Asset Class
	Policy Target %	Policy Range %
Cash equivalents	1	0-20
Equity securities	71	55-75
Fixed income securities	28	10-40
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

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following table summarizes the percentages of fair value for the major categories of assets in the Qualified Plans as of the respective measurement dates:

	Plan Assets
	2020			2019
As of December 31	People’s Qualified Plan	First Connecticut Qualified Plan (1)	United Financial Qualified Plan (2)	People’s Qualified Plan	First Connecticut Qualified Plan	United Financial Qualified Plan (2)
Equity securities	70%	n/a	4%	66%	66%	9%
Cash and fixed income securities	30	n/a	96	34	34	91
Total	100%	n/a	100%	100%	100%	100%
(1)Effective December 31, 2020, the First Connecticut Qualified Plan was merged into the People's Qualified Plan.
(2)The United Financial Qualified Plan is not yet aligned with the Company's investment strategy and asset allocation guidelines as the acquisition of United Financial occurred effective November 1, 2019.
The following tables present the Qualified Plans’ assets measured at fair value:

	Fair Value Measurements Using
As of December 31, 2020 (in millions)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$23.9	$—	$—	$23.9
Equity securities:
Common stocks	302.6	—	—	302.6
Mutual funds	—	259.6	—	259.6
Fixed income securities:
Mutual funds	—	103.3	—	103.3
U.S. Treasury	—	52.5	—	52.5
Corporate	—	96.5	—	96.5
Other	—	1.5	—	1.5
Total	$326.5	$513.4	$—	$839.9

	Fair Value Measurements Using
As of December 31, 2019 (in millions)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$18.9	$—	$—	$18.9
Equity securities:
Common stocks	261.2	—	—	261.2
Mutual funds	—	215.2	—	215.2
Fixed income securities:
Mutual funds	—	72.5	—	72.5
U.S. Treasury	—	104.8	—	104.8
Corporate	—	73.0	—	73.0
Other	—	1.1	—	1.1
Total	$280.1	$466.6	$—	$746.7
Employee Stock Ownership Plan
In April 2007, People’s United established an ESOP. At that time, People’s United loaned the ESOP $216.8 million to purchase 10,453,575 shares of People’s United common stock in the open market. In order for the ESOP to repay the loan, People’s United expects to make annual cash contributions of approximately $18.8 million until 2036. Such cash contributions may be reduced by the cash dividends paid on unallocated ESOP shares, which totaled $4.3 million in 2020, $4.4 million in 2019 and $4.6 million in 2018. At December 31, 2020, the loan balance totaled $166.7 million.

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
Shares of People’s United common stock are held by the ESOP and allocated to eligible participants annually based upon a percentage of each participant’s eligible compensation. Since the ESOP was established, a total of 4,878,335 shares of People’s United common stock have been allocated or committed to be released to participants’ accounts.
At December 31, 2020, 5,575,240 shares of People’s United common stock, with a fair value of $72.1 million at that date, have not been allocated or committed to be released.
Compensation expense related to the ESOP is recognized at an amount equal to the number of common shares committed to be released by the ESOP for allocation to participants’ accounts multiplied by the average fair value of People’s United’s common stock during the reporting period. The difference between the fair value of the shares of People’s United’s common stock committed to be released and the cost of those common shares is recorded as a credit to additional paid-in capital (if fair value exceeds cost) or, to the extent that no such credits remain in additional paid-in capital, as a charge to retained earnings (if fair value is less than cost). Expense recognized for the ESOP totaled $4.3 million, $5.7 million and $6.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Employee Savings Plans
People’s United sponsors an employee savings plan that qualifies as a 401(k) plan under the Internal Revenue Code. Employees may contribute up to 50% of their pre-tax compensation up to certain limits, and People’s United makes a matching contribution equal to 100% of a participant’s contributions up to 4% of pre-tax compensation. Participants vest immediately in their own contributions and after one year in People’s United’s contributions. A supplemental savings plan has also been established for certain senior officers and the Company has funded a trust to provide benefit payments to the extent such benefits are not paid directly by People’s United. People’s United also continues to maintain, for former First Connecticut participants who met certain eligibility requirements, a funded plan that provides supplemental retirement benefits. Combined trust assets of $20.1 million as of December 31, 2020 (which are included in other assets in the Consolidated Statements of Condition) were exceeded by the related combined benefit obligations of $47.7 million at that date. Expense recognized for these employee savings plans totaled $35.5 million, $32.3 million and $29.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

NOTE 20 – Stock-Based Compensation Plans
Long-Term Incentive Plan
People's United’s 2014 Plan, as amended and restated in 2017, and the predecessor 2008 Long-Term Incentive Plan (together the "Incentive Plans") provide for awards to officers and employees in the form of: (i) incentive stock options that may afford tax benefits to recipients; (ii) non-statutory stock options that do not afford tax benefits to recipients but may provide tax benefits to People's United; and (iii) stock appreciation rights, restricted stock and performance shares. A total of 75,850,000 shares of People's United common stock are reserved for issuance under the 2014 Plan. The number of shares of common stock reserved under the 2014 Plan is depleted by one share for each option or stock appreciation right, by 5.32 shares for each restricted stock award and by 7.98 shares for each performance share. At December 31, 2020, a total of
25,445,876 reserved shares remain available for future awards.
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
Performance Shares Awarded
The following is a summary of performance share activity under the 2014 Plan:

	Shares	Weighted-Average Grant Date Fair Value
Unvested performance shares outstanding at December 31, 2017	984,835	$16.80
Granted	532,740	19.78
Forfeited	(62,124)	17.82
Vested	(2,079)	16.70
Unvested performance shares outstanding at December 31, 2018	1,453,372	17.85
Granted	637,118	17.84
Forfeited	(80,319)	18.66
Vested	(505,755)	15.23
Unvested performance shares outstanding at December 31, 2019	1,504,416	18.68
Granted	691,989	16.75
Change in shares based on approved performance factors	79,623	18.60
Forfeited	(55,378)	17.90
Vested	(501,569)	18.60
Unvested performance shares outstanding at December 31, 2020	1,719,081	$17.94
Expense related to unvested performance shares is recognized on a straight-line basis, generally over the applicable service period, and totaled $11.2 million, $12.2 million and $10.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. Unamortized cost for unvested performance shares, which reflects an estimated forfeiture rate of 5% per year over the vesting period, totaled $11.3 million at December 31, 2020, and is expected to be recognized over the remaining weighted-average vesting period of 1.7 years. The fair value of performance shares vested during the years ended
December 31, 2020, 2019, and 2018 was $7.2 million, $7.7 million and less than $0.1 million, respectively.
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
Stock Options Granted
People's United granted a total of 3,419,934 stock options in 2020, 2,807,692 stock options in 2019 and 2,450,861 stock options in 2018 under the Incentive Plans. The estimated weighted-average grant-date fair value of all stock options granted in 2020, 2019 and 2018 was $1.67 per option, $2.04 per option and $2.31 per option, respectively, using the Black-Scholes option-pricing model with assumptions as follows: dividend yield of 4.4% in 2020, 4.0% in 2019 and 3.5% in 2018; expected volatility rate of 21% in 2020, 19% in 2019 and 18% in 2018; risk-free interest rate of 1.4% in 2020 and 2.6% in both 2019 2018; and expected option life of approximately four years in 2020, 2019 and 2018.
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
The following is a summary of stock option activity under the Incentive Plans and the SOP:

	Shares Subject To Option	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1) (in millions)
Options outstanding at December 31, 2017	14,437,641	$15.11
Granted	2,450,861	19.61
Forfeited	(294,474)	17.87
Exercised	(1,916,961)	14.55
Options outstanding at December 31, 2018	14,677,067	15.87
Granted	2,807,692	17.62
Forfeited	(652,965)	18.28
Exercised	(1,632,971)	14.77
Options outstanding at December 31, 2019	15,198,823	16.20
Granted	3,419,934	16.21
Forfeited	(552,726)	16.65
Exercised	(43,759)	14.91
Options outstanding at December 31, 2020	18,022,272	$16.19	5.9	$0.1
Options exercisable at December 31, 2020	12,415,430	$15.81	4.7	$0.1
(1)Reflects only those stock options with intrinsic value at December 31, 2020.

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Expense relating to stock options granted is recognized on a straight-line basis, generally over the applicable service period, and totaled $6.3 million for the year ended December 31, 2020 and $5.2 million for both the years ended
December 31, 2019 and 2018. Unamortized cost for unvested stock options, which reflects an estimated forfeiture rate of 5.0% per year over the vesting period, totaled $4.3 million at December 31, 2020, and is expected to be recognized over the remaining weighted-average vesting period of 1.6 years. The total intrinsic value of stock options exercised was $0.1 million, $3.2 million and $8.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Additional information concerning options outstanding and options exercisable at December 31, 2020 is summarized as follows:

Exercise Price Range	Options Outstanding			Options Exercisable
		Weighted-Average
	Number	Remaining Life (in years)	Exercise Price	Number	Weighted-Average Exercise Price
$11.29 — $14.64	5,457,370	3.5	$13.92	5,448,198	$13.93
14.65 — 15.56	2,867,597	4.1	14.85	2,867,597	14.85
15.57 — 18.40	5,839,282	8.6	16.83	903,986	17.57
18.41 — 19.71	3,858,023	6.6	19.45	3,195,649	19.39
Restricted Stock Awarded
The following is a summary of restricted stock award activity under the Incentive Plans and the RRP:

	Shares	Weighted-Average Grant Date Fair Value
Unvested restricted shares outstanding at December 31, 2017	672,321	$16.53
Granted	489,789	18.50
Forfeited	(29,426)	17.81
Vested	(402,134)	16.40
Unvested restricted shares outstanding at December 31, 2018	730,550	18.03
Granted	383,420	17.44
Forfeited	(68,091)	17.11
Vested	(347,078)	17.49
Unvested restricted shares outstanding at December 31, 2019	698,801	18.07
Granted	562,739	14.60
Forfeited	(28,090)	17.31
Vested	(326,878)	18.33
Unvested restricted shares outstanding at December 31, 2020	906,572	$15.85
Expense relating to unvested restricted stock awards is recognized on a straight-line basis, generally over the applicable service period, and totaled $7.8 million, $6.6 million and $5.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. Unamortized cost for unvested restricted stock awards, which reflects an estimated forfeiture rate of 5.0% per year over the vesting period, totaled $6.9 million at December 31, 2020, and is expected to be recognized over the remaining weighted-average vesting period of 1.8 years. The total fair value of restricted stock awards vested during the years ended December 31, 2020, 2019 and 2018 was $5.9 million, $6.0 million and $7.5 million, respectively.

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
During 2020, 2019 and 2018, employees of People's United tendered a total of 117,125 shares, 115,632 shares and 136,426 shares of common stock, respectively, in satisfaction of their related minimum tax withholding obligations upon the vesting of restricted stock awards granted in prior periods and/or in payment of the exercise price and satisfaction of their related minimum tax withholding obligations upon the exercise of stock options granted in prior periods. There is no limit on the number of shares that may be tendered by employees of People's United in the future for these purposes. Shares acquired in payment of the stock option exercise price or in satisfaction of minimum tax withholding obligations are not eligible for reissuance in connection with any subsequent grants made pursuant to equity compensation plans maintained by People's United. Rather, all shares acquired in this manner are retired by People’s United, resuming the status of authorized but unissued shares of People’s United’s common stock. The total cost of shares repurchased and retired applicable to restricted stock awards during the years ended December 31, 2020, 2019 and 2018 was $1.6 million, $2.0 million and $2.5 million, respectively.
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
In 2020, 2019 and 2018, directors were granted a total of 75,267 shares, 58,340 shares and 51,680 shares, respectively, of People’s United common stock, with grant date fair values of $11.30 per share, $16.31 per share and $18.21 per share, respectively, at those dates. Expense totaling $0.9 million for the Directors’ Plan was recognized for each of the years ended December 31, 2020, 2019 and 2018. At December 31, 2020, a total of 258,714 shares remain available for issuance.

NOTE 21 – Fair Value Measurements
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
The Company’s debt securities available-for-sale are primarily comprised of GSE mortgage-backed securities. The fair value of these securities is based on prices obtained from the independent pricing service. The pricing service uses various techniques to determine pricing for the Company’s mortgage-backed securities, including option pricing and discounted cash flow analysis. The inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, reference data, monthly payment information and collateral performance. At both December 31, 2020 and 2019, the mortgage-backed securities available-for-sale portfolio was entirely comprised of GSE mortgage-backed and CMO securities with original final maturities ranging from 7 to 40 years. An active market exists for securities that are similar to the Company’s GSE mortgage-backed and CMO securities, making observable inputs readily available.

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
Other Assets
As discussed in Note 19, certain unfunded, nonqualified supplemental plans have been established to provide retirement benefits to certain senior officers. People’s United has funded two trusts to provide benefit payments to the extent such benefits are not paid directly by People’s United, the assets of which are included in other assets in the Consolidated Statements of Condition. When available, People’s United determines the fair value of the trust assets using quoted market prices for identical securities received from a third-party nationally recognized pricing service.
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
The following tables summarize People’s United’s financial instruments that are measured at fair value on a recurring basis:

	Fair Value Measurements Using
As of December 31, 2020 (in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Debt securities available-for-sale:
U.S. Treasury and agency	$541.6	$—	$—	$541.6
GSE mortgage-backed and CMO securities	—	4,383.9	—	4,383.9
Equity securities	5.3	—	—	5.3
Other assets:
Exchange-traded funds	53.0	—	—	53.0
Mutual funds	3.9	—	—	3.9
Interest rate swaps	—	783.8	—	783.8
Interest rate caps	—	3.0	—	3.0
Foreign exchange contracts	—	12.8	—	12.8
Forward commitments to sell residential mortgage loans	—	0.7	—	0.7
Total	$603.8	$5,184.2	$—	$5,788.0
Financial liabilities:
Interest rate swaps	$—	$157.2	$—	$157.2
Interest rate caps	—	3.0	—	3.0
Risk participation agreements	—	0.4	—	0.4
Foreign exchange contracts	—	8.8	—	8.8
Interest rate-lock commitments on residential mortgage loans	—	1.0	—	1.0
Total	$—	$170.4	$—	$170.4

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	Fair Value Measurements Using
As of December 31, 2019 (in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Trading debt securities:
U.S. Treasury	$7.1	$—	$—	$7.1
Debt securities available-for-sale:
U.S. Treasury and agency	687.1	—	—	687.1
GSE mortgage-backed securities	—	2,877.2	—	2,877.2
Equity securities	8.2	—	—	8.2
Other assets:
Exchange-traded funds	47.7	—	—	47.7
Mutual funds	3.3	—	—	3.3
Interest rate swaps	—	337.6	—	337.6
Interest rate caps	—	1.7	—	1.7
Foreign exchange contracts	—	1.2	—	1.2
Forward commitments to sell residential mortgage loans	—	0.5	—	0.5
Total	$753.4	$3,218.2	$—	$3,971.6
Financial liabilities:
Interest rate swaps	$—	$92.1	$—	$92.1
Interest rate caps	—	1.7	—	1.7
Risk participation agreements	—	0.1	—	0.1
Foreign exchange contracts	—	1.8	—	1.8
Interest rate-lock commitments on residential mortgage loans	—	0.5	—	0.5
Total	$—	$96.2	$—	$96.2
Non-Recurring Fair Value Measurements
The valuation techniques and inputs used by People's United for those assets measured at fair value on a non-recurring basis, excluding goodwill, are described below.
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
Collateral Dependent / Impaired Loans (periods prior to January 1, 2020)
The Company’s approach to determining the fair value of collateral dependent loans is described in Note 5, "Loans".
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
The following tables summarize People’s United’s assets that are measured at fair value on a non-recurring basis:

	Fair Value Measurements Using
As of December 31, 2020 (in millions)	Level 1	Level 2	Level 3	Total
Goodwill (1)	$—	$—	$2,680.8	$2,680.8
Loans held-for-sale (2)	$—	$26.5	$—	$26.5
Collateral dependent loans (3)	—	—	32.8	32.8
REO and repossessed assets (4)	—	—	12.5	12.5
Mortgage servicing rights (5)	—	—	4.8	4.8
Total	$—	$26.5	$2,730.9	$2,757.4

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	Fair Value Measurements Using
As of December 31, 2019 (in millions)	Level 1	Level 2	Level 3	Total
Loans held-for-sale:
Commercial	$—	$—	$157.9	$157.9
Other consumer	—	—	333.7	333.7
Residential (2)	—	19.7	—	19.7
Impaired loans (6)	—	—	61.9	61.9
REO and repossessed assets (4)	—	—	23.4	23.4
Mortgage servicing rights	—	—	10.6	10.6
Total	$—	$19.7	$587.5	$607.2
(1)Goodwill was evaluated for impairment as of October 1, 2020 (the Company’s annual measurement date). As a result, a non-cash goodwill impairment charge totaling $353.0 million was recorded associated with the Retail Banking reporting unit (see Note 8).
(2)Consists of residential mortgage loans; no fair value adjustments were recorded for the years ended December 31, 2020 and 2019.
(3)Represents the recorded investment in collateral dependent loans with a related ACL totaling $20.5 million, measured in accordance with applicable accounting guidance at December 31, 2020. The provision for credit losses on collateral dependent loans totaled $22.0 million for the year ended December 31, 2020.
(4)Represents: (i) $3.6 million of commercial REO; (ii) $3.2 million of residential REO; and (iii) $5.7 million of repossessed assets at December 31, 2020. Charge-offs to the ACL related to loans that were transferred to REO or repossessed assets totaled $4.6 million and $2.8 million for the year ended December 31, 2020 and 2019, respectively. Write downs and net losses on sale of foreclosed/repossessed assets charged to non-interest expense totaled $5.2 million and $1.1 million for the same periods.
(5)Fair value adjustments in the form of write-downs totaling $5.8 million were recorded for the year ended
December 31, 2020.
(6)Represents the recorded investment in impaired loans with a related ACL measured in accordance with applicable accounting guidance. The provision for credit losses on impaired loans totaled $9.3 million for the year ended
December 31, 2019.

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Financial Assets and Financial Liabilities Not Measured At Fair Value
The following tables summarize the carrying amounts, estimated fair values and placement in the fair value hierarchy of People’s United’s financial instruments that are not measured at fair value either on a recurring or non-recurring basis:

	Carrying Amount	Estimated Fair Value Measurements Using
As of December 31, 2020 (in millions)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$477.3	$477.3	$—	$—	$477.3
Short-term investments	3,766.0	—	3,766.0	—	3,766.0
Debt securities held-to-maturity, net	3,993.8	—	4,265.5	1.5	4,267.0
FHLB and FRB stock	266.6	—	266.6	—	266.6
Total loans, net (1)	43,411.6	—	8,539.4	35,294.0	43,833.4
Financial liabilities:
Time deposits	5,658.8	—	5,699.7	—	5,699.7
Other deposits	46,478.9	—	46,478.9	—	46,478.9
FHLB advances	569.7	—	570.3	—	570.3
Customer repurchase agreements	452.9	—	452.9	—	452.9
Fed funds purchased	125.0	—	125.0	—	125.0
Notes and debentures	1,009.6	—	1,035.8	—	1,035.8

	Carrying Amount	Estimated Fair Value Measurements Using
As of December 31, 2019 (in millions)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$484.2	$484.2	$—	$—	$484.2
Short-term investments	316.8	—	316.8	—	316.8
Debt securities held-to-maturity	3,869.2	—	4,018.5	1.5	4,020.0
FHLB and FRB stock	341.1	—	341.1	—	341.1
Total loans, net (1)	43,287.6	—	10,072.1	33,282.9	43,355.0
Financial liabilities:
Time deposits	9,205.5	—	9,218.1	—	9,218.1
Other deposits	34,384.0	—	34,384.0	—	34,384.0
FHLB advances	3,125.4	—	3,125.5	—	3,125.5
Federal funds purchased	1,620.0	—	1,620.0	—	1,620.0
Customer repurchase agreements	409.1	—	409.1	—	409.1
Notes and debentures	993.1	—	1,021.3	—	1,021.3
(1)Excludes collateral dependent loans totaling $32.8 million at December 31. 2020 and impaired loans totaling $61.9 million at December 31, 2019, both measured at fair value on a non-recurring basis.

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 22 – Legal Proceedings
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

NOTE 23 – Financial Instruments
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
A summary of the contractual or notional amounts of People’s United’s lending-related and derivative financial instruments follows:

As of December 31 (in millions)	2020	2019
Lending-Related Financial Instruments: (1)
Loan origination commitments and unadvanced lines of credit:
Commercial and industrial	$6,723.5	$5,549.9
Home equity and other consumer	3,349.5	3,401.9
Commercial real estate	962.4	1,614.9
Equipment financing	437.6	471.0
Residential mortgage	44.6	54.7
Letters of credit:
Stand-by	150.4	185.2
Commercial	4.5	4.4
Derivative Financial Instruments: (2)
Interest rate swaps:
For market risk management	925.0	585.0
For commercial customers:
Customer	8,878.6	8,848.7
Institutional counterparties	8,881.3	8,851.8
Interest rate caps:
For commercial customers:
Customer	185.1	246.0
Institutional counterparties	185.1	246.0
Risk participation agreements	924.3	882.8
Foreign exchange contracts	285.3	180.4
Forward commitments to sell residential mortgage loans	25.4	23.3
Interest rate-lock commitments on residential mortgage loans	41.5	33.6
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
The fair value of People’s United’s obligations relating to its unfunded loan commitments and letters of credit was $26.9 million and $5.6 million at December 31, 2020 and 2019, respectively, and is included in other liabilities in the Consolidated Statements of Condition (see Note 6).
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
Certain of People’s United’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of master netting arrangements and posted collateral). The aggregate fair value of derivative instruments with such credit-related contingent features that were in a net liability position at December 31, 2020 was $0.7 million, for which People’s United had posted no collateral in the normal course of business. If the Company’s senior unsecured debt rating had fallen below investment grade as of that date, $0.7 million in additional collateral would have been required.

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
Interest Rate Locks
In connection with its planned issuance of senior notes in the fourth quarter of 2012, People’s United entered into
U.S. Treasury forward interest rate locks (“T-Locks”) to hedge the risk that the 10-year U.S. Treasury yield component of the underlying coupon of the fixed-rate senior notes would rise prior to establishing the fixed interest rate on the senior notes. Upon pricing the senior notes, the T-Locks were terminated and the unrealized gain of $0.9 million was included (on a net-of-tax basis) as a component of AOCL. The gain is being recognized as a reduction of interest expense over the ten-year period during which the hedged item ($500 million senior note issuance) affects earnings. The portion of the unrecognized gain at December 31, 2020 that is expected to be recognized over the next 12 months totals approximately $0.1 million.
The table below provides a summary of the notional amounts and fair values (presented on a gross basis) of derivatives outstanding:

				Fair Values (1)
	Type of Hedge	Notional Amounts		Assets		Liabilities
As of December 31 (in millions)		2020	2019	2020	2019	2020	2019
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$8,878.6	$8,847.7	$778.0	$320.5	$0.4	$13.9
Institutional counterparties	N/A	8,881.3	8,851.8	5.8	17.1	156.8	78.2
Interest rate caps:
Commercial customers	N/A	185.1	246.0	3.0	1.6	—	0.1
Institutional counterparties	N/A	185.1	246.0	—	0.1	3.0	1.6
Risk participation agreements	N/A	924.3	882.8	—	—	0.4	0.1
Foreign exchange contracts	N/A	285.3	180.4	12.8	1.2	8.8	1.8
Forward commitments to sell residential mortgage loans	N/A	25.4	23.3	0.7	0.5	—	—
Interest rate-lock commitments on residential mortgage loans	N/A	41.5	33.6	—	—	1.0	0.5
Total				800.3	341.0	170.4	96.2
Derivatives Designated as Hedging Instruments:
Interest rate swaps:
FHLB advances	Cash flow	550.0	—	—	—	—	—
Subordinated notes	Fair value	375.0	375.0	—	—	—	—
Loans	Cash flow	—	210.0	—	—	—	—
Total				—	—	—	—
Total fair value of derivatives				$800.3	$341.0	$170.4	$96.2
(1)Assets are recorded in other assets and liabilities are recorded in other liabilities.

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following table summarizes the impact of People’s United’s derivatives on pre-tax income and AOCL:

	Type of Hedge	Amount of Pre-Tax Gain (Loss) Recognized in Earnings (1)			Amount of Pre-Tax Gain (Loss) Recognized in AOCL
Years ended December 31 (in millions)		2020	2019	2018	2020	2019	2018
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$614.8	$374.9	$(3.6)	$—	$—	$—
Institutional counterparties	N/A	(599.4)	(350.3)	17.1	—	—	—
Interest rate caps:
Commercial customers	N/A	1.4	1.4	1.1	—	—	—
Institutional counterparties	N/A	(1.4)	(1.5)	(1.0)	—	—	—
Foreign exchange contracts	N/A	1.0	1.0	0.9	—	—	—
Risk participation agreements	N/A	(0.5)	(0.4)	0.2	—	—	—
Forward commitments to sell residential mortgage loans	N/A	0.3	0.3	(0.1)	—	—	—
Interest rate-lock commitments on residential mortgage loans	N/A	(0.5)	(0.4)	0.1	—	—	—
Total		15.7	25.0	14.7	—	—	—
Derivatives Designated as Hedging Instruments:
Interest rate swaps	Fair value	5.9	0.3	2.1	—	—	—
Interest rate swaps	Cash flow	1.9	(1.2)	(0.6)	(1.3)	1.9	(1.7)
Interest rate locks	Cash flow	0.1	0.1	0.1	—	—	—
Total		7.9	(0.8)	1.6	(1.3)	1.9	(1.7)
Total		$23.6	$24.2	$16.3	$(1.3)	$1.9	$(1.7)
(1)Amounts recognized in earnings are recorded in interest income, interest expense or other non-interest income for derivatives designated as hedging instruments and in other non-interest income for derivatives not designated as hedging instruments.

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 24 – Balance Sheet Offsetting
The Chicago Mercantile Exchange (“CME”) legally characterizes variation margin payments for over-the-counter derivatives that clear as settlements rather than collateral. Accordingly, the Company’s accounting policies classify, for accounting and presentation purposes, variation margin payments deemed to be legal settlements as a single unit of account with the related derivative(s). At both December 31, 2020 and 2019, this presentation impacted one of the Company’s institutional counterparties. As such, People’s United has, subject to the corresponding enforceable master netting arrangement, netted the institutional counterparty’s CME derivative position and offset the counterparty’s variation margin payments in the Consolidated Statement of Condition as of both dates.
The following tables provide a gross presentation, the effects of offsetting, and a net presentation of the Company’s financial instruments that are eligible for offset in the Consolidated Statements of Condition. The collateral amounts in these tables are limited to the outstanding balances of the related asset or liability (after netting is applied) and, therefore, instances of overcollateralization are not presented. In the tables below, the Net Amount Presented of the derivative assets and liabilities can be reconciled to the fair value of the Company’s derivative financial instruments in Note 23. The Company’s derivative contracts with commercial customers and customer repurchase agreements are not subject to master netting arrangements and, therefore, have been excluded from the tables below.

	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Gross Amounts Not Offset		Net Amount
As of December 31, 2020 (in millions)				Financial Instruments	Collateral
Financial assets:
Interest rate swaps/caps:
Counterparty A	$—	$—	$—	$—	$—	$—
Counterparty B	—	—	—	—	—	—
Counterparty C	0.3	—	0.3	(0.3)	—	—
Counterparty D	—	—	—	—	—	—
Counterparty E	5.4	—	5.4	—	—	5.4
Other counterparties	0.1	—	0.1	(0.1)	—	—
Foreign exchange contracts	12.8	—	12.8	—	—	12.8
Total	$18.6	$—	$18.6	$(0.4)	$—	$18.2
Financial liabilities:
Interest rate swaps/caps:
Counterparty A	$5.6	$—	$5.6	$—	$(5.6)	$—
Counterparty B	7.1	—	7.1	—	(7.1)	—
Counterparty C	56.6	—	56.6	(0.3)	(56.3)	—
Counterparty D	21.4	—	21.4	—	(10.4)	11.0
Counterparty E	—	—	—	—	—	—
Other counterparties	69.1	—	69.1	(0.1)	(69.0)	—
Foreign exchange contracts	8.8	—	8.8	—	—	8.8
Total	$168.6	$—	$168.6	$(0.4)	$(148.4)	$19.8

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Gross Amounts Not Offset		Net Amount
As of December 31, 2019 (in millions)				Financial Instruments	Collateral
Financial assets:
Interest rate swaps/caps:
Counterparty A	$0.2	$—	$0.2	$(0.2)	$—	$—
Counterparty B	0.1	—	0.1	(0.1)	—	—
Counterparty C	0.4	—	0.4	(0.4)	—	—
Counterparty D	0.1	—	0.1	(0.1)	—	—
Counterparty E	15.3	—	15.3	—	—	15.3
Other counterparties	1.1	—	1.1	(1.1)	—	—
Foreign exchange contracts	1.2	—	1.2	—	—	1.2
Total	$18.4	$—	$18.4	$(1.9)	$—	$16.5
Financial liabilities:
Interest rate swaps/caps:
Counterparty A	$2.3	$—	$2.3	$(0.2)	$(2.1)	$—
Counterparty B	5.5	—	5.5	(0.1)	(5.4)	—
Counterparty C	28.2	—	28.2	(0.4)	(27.8)	—
Counterparty D	10.9	—	10.9	(0.1)	(10.8)	—
Counterparty E	—	—	—	—	—	—
Other counterparties	32.9	—	32.9	(1.1)	(31.8)	—
Foreign exchange contracts	1.8	—	1.8	—	—	1.8
Total	$81.6	$—	$81.6	$(1.9)	$(77.9)	$1.8
The following tables show the extent to which assets and liabilities exchanged under resale and repurchase agreements have been offset in the Consolidated Statements of Condition. These agreements: (i) are entered into simultaneously with the same financial institution counterparty; (ii) have the same principal amounts and inception/maturity dates; and (iii) are subject to a master netting arrangement that contains a conditional right of offset upon default. At December 31, 2020 and 2019, the Company posted as collateral marketable securities with fair values of $258.7 million and $462.4 million, respectively, and, in turn, accepted as collateral marketable securities with fair values of $254.4 million and $457.5 million, respectively.

As of December 31, 2020 (in millions)	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented
Total resale agreements	$250.0	$(250.0)	$—
Total repurchase agreements	$250.0	$(250.0)	$—

As of December 31, 2019 (in millions)	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented
Total resale agreements	$450.0	$(450.0)	$—
Total repurchase agreements	$450.0	$(450.0)	$—

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 25 – Segment Information
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
Commercial Banking consists principally of commercial real estate lending, middle market and business banking, equipment financing, and mortgage warehouse and asset-based lending. This segment also provides treasury management services, capital market capabilities and commercial deposit products. Commercial insurance services were previously provided through PUIA (see Note 2).
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
People’s United’s segment disclosure is based on an internal profitability reporting system, which generates information by operating segment based on a series of management estimates and allocations regarding funds transfer pricing (“FTP”), the provision for credit losses on loans, non-interest expense and income taxes. These estimates and allocations, some of which are subjective in nature, are subject to periodic review and refinement. Any changes in estimates and allocations that may affect the reported results of any segment will not affect the consolidated financial position or results of operations of People’s United as a whole.
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
A five-year rolling average net charge-off rate is used as the basis for the provision for credit losses on loans for the respective operating segment in order to present a level of portfolio credit cost that is representative of the Company’s historical experience, without presenting the potential volatility from year-to-year changes in credit conditions. While this method of allocation allows management to assess the longer-term profitability of an operating segment more effectively, it may result in a measure of an operating segment’s provision for credit losses on loans that does not reflect actual incurred losses for the periods presented. The provision for credit losses for Treasury reflects the application of the CECL standard (see Note 4).

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
The "Other" category includes the residual financial impact from the allocation of revenues and expenses (including the provision for credit losses on loans) and certain revenues and expenses not attributable to a particular segment; assets and liabilities not attributable to a particular segment; reversal of the FTE adjustment since net interest income for each segment is presented on an FTE basis; and the FTP impact from excess capital. The provision for credit losses for the year ended December 31, 2020 reflects application of the CECL standard as well as the economic uncertainties brought about by COVID-19. The "Other" category also includes certain gains and losses totaling $75.9 million, $10.9 million and $(10.0) million for the years ended December 31, 2020, 2019 and 2018, respectively (included in non-interest income), and certain charges totaling $45.9 million, $65.6 million and $11.4 million for the years ended December 31, 2020, 2019 and 2018, respectively (included in non-interest expense).
The following tables provide selected financial information for People’s United’s reportable segments:

Year ended December 31, 2020 (in millions)	Commercial Banking	Retail Banking	Total Reportable Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$1,098.9	$634.9	$1,733.8	$(118.5)	$(39.5)	$1,575.8
Provision for credit losses	52.8	10.0	62.8	(0.3)	93.3	155.8
Total non-interest income	217.3	182.2	399.5	7.8	85.4	492.7
Total non-interest expense (1)	478.5	1,009.4	1,487.9	3.7	72.5	1,564.1
Income (loss) before income tax expense (benefit)	784.9	(202.3)	582.6	(114.1)	(119.9)	348.6
Income tax expense (benefit)	144.7	27.4	172.1	(19.8)	(23.3)	129.0
Net income (loss)	$640.2	$(229.7)	$410.5	$(94.3)	$(96.6)	$219.6

Average total assets	$35,946.3	$13,447.3	$49,393.6	$9,988.1	$1,656.4	$61,038.1
Average total liabilities	16,524.6	26,978.3	43,502.9	8,863.8	859.6	53,226.3
(1)Retail Banking includes a $353.0 million non-cash goodwill impairment charge (see Note 8).

Year ended December 31, 2019 (in millions)	Commercial Banking	Retail Banking	Total Reportable Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$807.1	$555.1	$1,362.2	$66.5	$(16.4)	$1,412.3
Provision for credit losses	44.1	8.9	53.0	—	(24.7)	28.3
Total non-interest income	206.5	195.9	402.4	14.1	14.6	431.1
Total non-interest expense	448.7	600.2	1,048.9	13.8	100.0	1,162.7
Income (loss) before income tax expense (benefit)	520.8	141.9	662.7	66.8	(77.1)	652.4
Income tax expense (benefit)	104.3	28.5	132.8	13.5	(14.3)	132.0
Net income (loss)	$416.5	$113.4	$529.9	$53.3	$(62.8)	$520.4

Average total assets	$29,746.8	$12,560.9	$42,307.7	$7,882.3	$1,468.0	$51,658.0
Average total liabilities	11,490.2	23,397.7	34,887.9	9,011.9	686.9	44,586.7

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Year ended December 31, 2018 (in millions)	Commercial Banking	Retail Banking	Total Reportable Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$699.2	$467.2	$1,166.4	$93.0	$(23.4)	$1,236.0
Provision for credit losses	38.7	9.0	47.7	—	(17.7)	30.0
Total non-interest income	177.8	186.7	364.5	8.3	(6.4)	366.4
Total non-interest expense	383.7	565.3	949.0	17.8	29.3	996.1
Income (loss) before income tax expense (benefit)	454.6	79.6	534.2	83.5	(41.4)	576.3
Income tax expense (benefit)	85.0	14.9	99.9	15.8	(7.5)	108.2
Net income (loss)	$369.6	$64.7	$434.3	$67.7	$(33.9)	$468.1

Average total assets	$25,956.7	$10,103.3	$36,060.0	$7,955.8	$1,013.9	$45,029.7
Average total liabilities	9,305.0	20,699.1	30,004.1	8,544.3	444.1	38,992.5

NOTE 26 – Parent Company Financial Information
Condensed financial information of People’s United (parent company only) is presented below:
CONDENSED STATEMENTS OF CONDITION

As of December 31 (in millions)	2020	2019
Assets:
Cash at bank subsidiary	$305.3	$455.2
Total cash and cash equivalents	305.3	455.2
Equity securities, at fair value	5.3	8.2
Investments in subsidiaries:
Bank subsidiary	7,600.3	7,800.0
Non-bank subsidiaries	7.3	4.8
Goodwill	203.0	203.0
Due from bank subsidiary	3.1	4.6
Other assets	62.2	56.0
Total assets	$8,186.5	$8,531.8
Liabilities and Stockholders’ Equity:
Notes and debentures	$579.1	$579.9
Other liabilities	4.6	4.7
Stockholders’ equity	7,602.8	7,947.2
Total liabilities and stockholders’ equity	$8,186.5	$8,531.8

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
CONDENSED STATEMENTS OF INCOME

Years ended December 31 (in millions)	2020	2019	2018
Revenues:
Dividend income from bank subsidiary	$498.0	$457.0	$342.0
Interest income	0.3	0.4	0.4
Non-interest income	(0.8)	1.7	2.3
Total revenues	497.5	459.1	344.7
Expenses:
Interest on notes and debentures	21.7	19.2	18.7
Non-interest expense	8.5	14.1	11.4
Total expenses	30.2	33.3	30.1
Income before income tax benefit and subsidiaries (distributions in excess of income) undistributed income	467.3	425.8	314.6
Income tax benefit	(6.5)	(6.2)	(5.5)
Income before subsidiaries (distributions in excess of income) undistributed income	473.8	432.0	320.1
Subsidiaries (distributions in excess of income) undistributed income	(254.2)	88.4	148.0
Net income	$219.6	$520.4	$468.1
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31 (in millions)	2020	2019	2018
Net income	$219.6	$520.4	$468.1
Other comprehensive income (loss), net of tax:
Net unrealized losses on derivatives accounted for as cash flow hedges	(0.1)	(0.1)	—
Other comprehensive income (loss) of bank subsidiary	77.8	90.0	(37.8)
Total other comprehensive income (loss), net of tax	77.7	89.9	(37.8)
Total comprehensive income	$297.3	$610.3	$430.3

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31 (in millions)	2020	2019	2018
Cash Flows from Operating Activities:
Net income	$219.6	$520.4	$468.1
Adjustments to reconcile net income to net cash provided by operating activities:
Subsidiaries distributions in excess of income (undistributed income)	254.2	(88.4)	(148.0)
Net change in other assets and other liabilities	(2.1)	(0.7)	23.1
Net cash provided by operating activities	471.7	431.3	343.2
Cash Flows from Investing Activities:
Proceeds from sales of equity securities	2.0	1.6	2.3
Increase in investment in bank subsidiary	—	—	(200.0)
Net cash provided by (used in) investing activities	2.0	1.6	(197.7)
Cash Flows from Financing Activities:
Cash dividends paid on common stock	(304.1)	(274.8)	(243.8)
Cash dividends paid on preferred stock	(14.1)	(14.1)	(14.1)
Common stock repurchases	(306.1)	(4.5)	(2.5)
Proceeds from stock options exercised	0.7	24.1	27.9
Net cash used in financing activities	(623.6)	(269.3)	(232.5)
Net (decrease) increase in cash and cash equivalents	(149.9)	163.6	(87.0)
Cash and cash equivalents at beginning of year	455.2	291.6	378.6
Cash and cash equivalents at end of year	$305.3	$455.2	$291.6

NOTE 27 – Subsequent Events
On February 22, 2021, People’s United and M&T Bank Corporation ("M&T") announced that they have entered into a definitive agreement under which M&T will acquire People’s United in an all-stock transaction. Under the terms of the agreement, each share of People’s United common stock will be converted into the right to receive 0.118 shares of M&T common stock. The merger is expected to close in the fourth quarter of 2021, subject to the satisfaction of customary closing conditions, including receipt of regulatory approvals and approval by the shareholders of each company.
On January 21, 2021, the Bank announced its decision not to renew its agreements with Stop & Shop to operate
140 in-store branches in Connecticut and New York upon their expiration in 2022. Branch closures will take place over several years using a phased approach.

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 28 – Selected Quarterly Financial Data (Unaudited)
The following table presents People’s United’s quarterly financial data for 2020 and 2019:

	2020 (1)				2019 (1)
(dollars in millions, except per common share data)	First	Second	Third	Fourth	First	Second	Third	Fourth
Interest and dividend income	$499.1	$457.6	$436.8	$421.5	$440.5	$472.8	$470.9	$496.9
Interest expense	103.1	52.0	45.4	38.7	107.7	124.7	122.2	114.2
Net interest income	396.0	405.6	391.4	382.8	332.8	348.1	348.7	382.7
Provision for credit losses	33.5	80.8	26.8	14.7	5.6	7.6	7.8	7.3
Net interest income after provision for credit losses	362.5	324.8	364.6	368.1	327.2	340.5	340.9	375.4
Non-interest income	123.8	89.6	101.1	178.2	94.6	106.3	106.0	124.2
Non-interest expense	320.1	304.0	293.6	646.4	277.2	278.4	281.4	325.7
Income (loss) before income tax expense	166.2	110.4	172.1	(100.1)	144.6	168.4	165.5	173.9
Income tax expense	35.8	20.5	27.5	45.2	30.0	35.2	30.4	36.4
Net income (loss)	130.4	89.9	144.6	(145.3)	114.6	133.2	135.1	137.5
Preferred stock dividend	3.5	3.5	3.5	3.5	3.5	3.5	3.5	3.5
Net income (loss) available to common shareholders	$126.9	$86.4	$141.1	$(148.8)	$111.1	$129.7	$131.6	$134.0
Common Share Data:
EPS:
Basic	$0.30	$0.21	$0.34	$(0.36)	$0.30	$0.33	$0.34	$0.31
Diluted	0.30	0.21	0.34	(0.35)	0.30	0.33	0.33	0.31
Common dividends paid	77.3	75.5	75.7	75.6	65.2	69.8	69.9	69.9
Dividends paid per common share	0.1775	0.1800	0.1800	0.1800	0.1750	0.1775	0.1775	0.1775
Common dividend payout ratio	60.9%	87.4%	53.6%	(50.8)%	58.6%	53.8%	53.1%	52.2%
Stock price:
High	$17.00	$13.99	$12.36	$13.58	$18.03	$17.66	$17.10	$17.22
Low	10.40	9.37	9.74	9.98	14.25	15.24	13.81	14.73
Weighted average common shares outstanding (in millions):
Basic	427.18	417.91	418.05	418.15	370.72	391.27	391.66	421.85
Diluted	429.77	420.15	420.29	420.39	374.09	394.57	394.45	424.98
(1)The sum of the quarterly amounts for certain line items may not equal the full-year amounts due to rounding.

INDEX TO EXHIBITS

Designation	Description

21	Subsidiaries

23	Consent of KPMG LLP

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

99.1	Impact of Inflation

101.1
The following financial information from People’s United Financial, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 formatted in Inline XBRL: (i) Consolidated Statements of Condition as of December 31, 2020 and 2019; (ii) Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2020, 2019 and 2018; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018; and (vi) Notes to Consolidated Financial Statements.

104	Cover page formatted in Inline XBRL and contained within Exhibit 101.1