Form 10-K/A
period 2020-12-31
People's United Financial, Inc.
filed 2021-03-30
CIK 1378946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of March 2, 2021, there were 426,373,551 shares of the registrant’s common stock outstanding.

PEOPLE’S UNITED FINANCIAL, INC.

Explanatory Note

This Amendment No. 1 (the “Amendment”) on Form 10-K/A is being filed with respect to People’s United Financial, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2021 (the “Form 10-K”). This Amendment updates Part III (Items 10-14) to contain certain additional information required therein. This information was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year-end. This Amendment amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Form 10-K.

In addition to the changes to Part III to provide the omitted information, this Amendment amends Item 15 of Part IV to include certain exhibits in the exhibit index. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith have been omitted. The cover page of the Form 10-K is also amended to delete the reference to incorporation by reference of the Company’s definitive proxy statement. This Amendment makes no other changes to the Form 10-K. This Amendment does not reflect events occurring after the filing of the Form 10-K or modify disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with our Form 10-K and with our filings with the SEC subsequent to the filing of our Form 10-K.

The Company expected to hold its 2021 Annual Meeting of Shareholders in May 2021. On February 22, 2021, People’s United Financial, Inc. and M&T Bank Corporation (“M&T”) announced the execution of a definitive Agreement and Plan of Merger, dated as of February 21, 2021, pursuant to which M&T will acquire People’s United in an all-stock transaction. Due to the fact that the Company now expects to hold a Special Meeting of Shareholders in approximately the second quarter of 2021, and the Company and M&T expect the merger to close in the fourth quarter of 2021, subject to the satisfaction of customary closing conditions including receipt of regulatory approvals and approval by the shareholders of each company, the Board of Directors has decided a 2021 Annual Meeting will not be held at this time while the merger is pending. In the event the Company decides to hold a 2021 Annual Meeting, a press release will be issued, with sufficient notice to shareholders, announcing: (i) the date, time and location of the 2021 Annual Meeting; and (ii) the new deadline for receipt of shareholder proposals submitted pursuant to Rule 14a-8 under the Securities Exchange Act of 1934 for inclusion in the Company’s proxy materials for a 2021 Annual Meeting.

As used in this Amendment, the terms the “Company,” “we,” “our” and “us” refer to People’s United Financial, Inc. and the “Bank” refers to People’s United Bank, N.A., a wholly-owned subsidiary of the Company. Other terms used but not defined herein are as defined in the Form 10-K.

As required by Rule 12b-15 under the Exchange Act, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Part IV, Item 15.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

Set forth below is information about each of the Company’s directors and executive officers including ages as of March 1, 2021 and the business experience of each during the past five years. Information regarding each director’s length of service as a director includes such person’s term of service as a director of the Bank, if he or she was elected prior to 2007.

John P. Barnes, age 65, since June 2018, is Chairman of the Board and Chief Executive Officer of People’s United. Previously, he served as President and Chief Executive Officer since July 2010. Mr. Barnes previously served as Senior Executive Vice President and Chief Administrative Officer for People’s United following the acquisition of Chittenden Corporation in early 2008. Mr. Barnes served as an Executive Vice President of Chittenden since 1997. He became a member of our board in 2010. Mr. Barnes also serves as the chairman of The People’s United Community Foundation.

Mr. Barnes has worked in the financial services industry since 1983, when he joined Chittenden after five years with the FDIC in Boston. He became Senior Vice President and Chief Credit Policy Officer of Chittenden in 1988. In 1990 he was named to head the Credit Policy and Administration division. In 2002, he was appointed Executive Vice President in charge of the newly formed Chittenden Services Group, which provided all centralized services for the corporation. Mr. Barnes is a graduate of Northeastern University and received his M.B.A. from the University of Vermont.

Qualifications:

The board believes that Mr. Barnes, as our chief executive officer, has a critical role to play as a representative of management on the board. For this reason, the board expects that for as long as Mr. Barnes serves as our chief executive officer, the board will recommend him for election to our board of directors.

Collin P. Baron, age 73, is a member of the law firm of Pullman & Comley, LLC, a full-service law firm with offices in major Connecticut cities and in White Plains, N.Y. He has been affiliated with the firm since 1973. He serves as a member of the Company’s Enterprise Risk Committee and has been a director since 2001.

A graduate of the University of Virginia and the George Washington University National Law Center, Mr. Baron has more than 40 years of experience in corporate, health care and banking law. He is a member of the Connecticut Health Lawyers Association and American Health Lawyers Association. He is a member of the Banking Law Committee of the American Bar Association. He has also been an active member of the greater Bridgeport business, legal and philanthropic community.

Qualifications:

In evaluating Mr. Baron’s qualifications for board service, the board determined that Mr. Baron’s expertise in corporate and banking law, coupled with his past experience as a member of the Bank’s and the Company’s board of directors and thus his familiarity with our operations and our Connecticut market, qualify him to serve on our board and enhance the overall mix of skills among board members.

George P. Carter, age 84, is the former President of Connecticut Foods, Inc. He currently serves as our Lead Director and also serves as a member of the Company’s Audit, Compensation and Enterprise Risk Committees, and serves as Chairman of the Nominating and Corporate Governance Committee.

Mr. Carter has significant experience as a member of both the board of directors and the audit committee of a financial services company, having served as a member of the Bank’s board of directors since 1976 and as a member of its audit committee since 1981. He became Chairman of the Bank’s audit committee in 1987 and Chairman of the Company’s Audit Committee at the time of its formation in 2007 until 2017. Mr. Carter served as non-executive Chairman of the Board from 2008 until June 2018. He graduated from Michigan State University with a B.S. in business and has been a business owner since 1969. He is active in community and philanthropic affairs and serves as a member of the board of directors of The People’s United Community Foundation. The Board has identified Mr. Carter as an audit committee financial expert.

Qualifications:

In considering Mr. Carter’s contributions to the board and his skills and qualifications for board service, the board noted that, over his more than 40 years of board service, Mr. Carter has developed a level of expertise in banking matters and an in-depth familiarity with People’s United, our various businesses and the Connecticut market that enhance his contributions to the board. The board also cited the benefit to the board’s deliberative process provided by Mr. Carter’s long-term perspective, noting that Mr. Carter has been a member of the board throughout a number of business cycles.

Jane Chwick, age 58, was elected to the Board of Directors of the Bank and the Company on September 21, 2017. Ms. Chwick was a partner at Goldman Sachs where she had a 30-year career in technology, including most recently as the Co-Chief Operating Officer of the technology division. As Co-COO, she was responsible for financial business planning, setting the technical strategy and management of an 8,000-person organization within the firm. While at Goldman, Ms. Chwick served on many governance committees, including the firm’s Finance Committee, the firm-wide New Activity Committee and the Technology Risk Committee, and she was co-chair of the Technology Division Operating Committee.

Ms. Chwick was also the Co-founder and Co-CEO of Trewtec, Inc., providing corporate directors, chief executive officers and chief technology officers with the information they need to improve their oversight of a company’s technology division.

Ms. Chwick currently serves on a number of boards for corporate and not for profit organizations including Voya Financial, MarketAxess, Thoughtworks, Inc. and Essent Group. She is chair of the Technology, Innovation and Operations Committee at Voya Financial and Essent, and is the chair of the Risk Committee at MarketAxess. In addition, Ms. Chwick is on the Executive Board of Trustees and the Vice Chair of the Queens College Foundation. She earned an undergraduate degree in Mathematics from Queens College, and an M.B.A. with a concentration in quantitative analysis from St. John’s University. Ms. Chwick is a member of the Company’s Enterprise Risk and Nominating and Corporate Governance Committees.

Qualifications:

The board believes that Ms. Chwick’s extensive technology leadership experience, gained in a global financial services firm, combined with her in-depth knowledge of the New York market and industry insight, bring valuable skills and strategic perspective to the board.

William F. Cruger, Jr., age 62, was, until August 2013, Vice Chairman of Investment Banking at J.P. Morgan Chase & Co., a leading global financial services firm. His responsibilities included senior client relationship management and transaction leadership with a primary focus on financial institutions, among other sectors. Mr. Cruger was Managing Director, Financial Institutions Group at J.P. Morgan Chase from 1996 until 2011 when he was elevated to the position of Vice Chairman. He also ran the firm’s investment banking practices in Japan from 1991 to 1996, in Latin America from 1989 to 1991, and in Emerging Asia from 1984 to 1988. He began his career at J.P. Morgan Chase in 1982.

Currently Mr. Cruger is a member of the board of MarketAxess Holdings Inc., serving as a member of the Audit and Investment Committees and the Chairman of the Nominating and Corporate Governance Committee, and of Virtu Financial, Inc., serving as Chairman of the Audit Committee. He has also served on the boards of Archipelago, Capital IQ and Credittrade.

Mr. Cruger has developed extensive experience in the evaluation of financial statements and has a thorough understanding of generally accepted accounting principles and financial reporting procedures. He currently serves as a member of the audit committee of two public companies.

Qualifications:

Mr. Cruger is a member of the Company’s Enterprise Risk and Nominating and Corporate Governance Committees, and currently serves as Chairman of the Company’s Audit Committee. He has been a director since 2014. The board believes that Mr. Cruger’s diverse experience in investment banking at a global financial services firm, his extensive knowledge of financial institutions and financial markets (including the New York market), his leadership roles as a director of other financial services firms, and his international business experience bring critical skills and strategic insight to the board. Based on this background and experience, the board has identified Mr. Cruger as an audit committee financial expert.

John K. Dwight, age 76, had served as a director of Chittenden since 1999. He is the founder and Chairman of Dwight Asset Management Company, a registered investment advisor managing over $60 billion in fixed income assets for insurance companies, stable value funds, and other institutional clients. Mr. Dwight is a former director of Old Mutual Asset Management US Holdings, Inc., a founding member of the Stable Value Investment Association and the Vermont Security Analysts Chapter. In addition, Mr. Dwight is a past trustee of St. Lawrence University and the Shelburne Museum.

Mr. Dwight has more than 20 years’ experience as a director of a publicly-held bank holding company, having served as a director and member of the audit committee of Eastern Bancorp, Inc. (parent of Vermont Federal Bank), a director of Vermont Financial Services Corporation (parent of Vermont National Bank), and a director of Chittenden (parent of multiple banks). He has been a director of the Company since 2008.

Qualifications:

In evaluating Mr. Dwight’s qualifications as a director, the board considered the contribution that his extensive expertise in the area of asset management and his considerable financial acumen has made to his board service. The board determined that he brings to his role as director a strong proficiency in the area of analyzing and evaluating both company financial statements and complex financial instruments, which enhances his service not only as a member of the board but also as a member of its Audit Committee and as Chairman of the Enterprise Risk Committee. The board determined that the diversity of perspective of the board as a whole benefits from Mr. Dwight’s extensive experience with and knowledge of the greater Burlington, Vermont market and community. The Board has identified Mr. Dwight as an audit committee financial expert.

Jerry Franklin, age 73, was the President and Chief Executive Officer of Connecticut Public Broadcasting Inc., a position he held from 1985 until his retirement in June 2019. He has been a director since 1997.

Mr. Franklin has spent his entire professional career in the communications field. Following his honorable discharge from the U.S. Air Force in 1970, Mr. Franklin received a B.S. in political science and journalism from Georgia Southern University and a Masters in telecommunications management from Indiana University. Mr. Franklin’s position with Connecticut Public Broadcasting involves overall responsibility for all aspects of that corporation’s business, including its financial condition and performance. Specifically, Mr. Franklin has responsibility for oversight of that company’s financial management, investment policies, and budget.

Qualifications:

The board has concluded that it benefits from Mr. Franklin’s guidance as to the Connecticut market and the perspective that he provides by virtue of his professional background and his experience as chief executive officer of a non-profit organization. In addition, the board considered the contributions Mr. Franklin has made to the board by virtue of his experience as a director of the Bank and later People’s United, and as a member of the Company’s board Committees. He is a member of the Audit and Enterprise Risk Committees. The Board has identified Mr. Franklin as an audit committee financial expert.

Janet M. Hansen, age 78, was employed as Executive Vice President of Aquarion Company, a diversified water management company, from 1995 until her retirement in March 2005. Ms. Hansen served as Aquarion’s Treasurer and Chief Financial Officer from 1992 through 1999. Aquarion was, until its acquisition by Kelda Group, plc in 2000, a publicly-held company listed on the New York Stock Exchange. Ms. Hansen was President and Chief Executive Officer of Aquarion’s principal operating subsidiary, Aquarion Water Company, from 2000 to 2003. She served in a variety of other financial positions during her 29-year career with Aquarion in addition to the positions specifically noted above.

In her various roles at Aquarion, Ms. Hansen had extensive experience with the preparation and evaluation of financial statements. She has a detailed understanding of generally accepted accounting principles, internal controls, and financial reporting procedures. She is also intimately familiar with the role of a public company audit committee, having not only worked closely with Aquarion’s audit committee, but also having served on our Audit Committee and the audit committees of Pennichuck Corporation and Gateway Bank (acquired in 1994 by a subsidiary of a predecessor to Bank of America Corporation). For these reasons, the board has identified Ms. Hansen as an audit committee financial expert. Ms. Hansen is also active in the Greater Bridgeport community, serving as a member of the audit committee of Bridgeport Hospital.

Ms. Hansen became a member of the board of directors in February 2004. She is a member of the Company’s Audit, Enterprise Risk Committee and Compensation Committees. She also served on the board of directors of Pennichuck Corporation (a publicly-owned holding company for a group of water utilities and related businesses) until its sale in January 2012. Ms. Hansen is a graduate of Salem State College and has an M.B.A. in Finance from the University of Connecticut. She is also a graduate of the Advanced Management Program and the International Senior Management Program at Harvard University.

Qualifications:

In determining Ms. Hansen’s qualifications for the position of director, and her contributions to the board’s overall mix of skills and attributes, the board noted that Ms. Hansen’s financial background, her knowledge of our Connecticut market and her past experience as Treasurer and Chief Financial Officer of a publicly-held company and as former director and member of the audit committee of Pennichuck Corporation enhance her contribution to the Board’s Committees.

Nancy McAllister, age 61, was Americas Co-Head, Financial Institutions Group, Investment Banking, at Credit Suisse Securities (USA) LLC, a diversified financial services firm, until May 2011. Her group covered banks, insurance companies, specialty finance, asset management and financial technology institutions. From 1991 to September 2008, Ms. McAllister was employed by Lehman Brothers, Inc., where she held a variety of executive positions, including Managing Director and co-head of the depository institutions and Debt Capital Markets groups. Ms. McAllister began her career as a commercial banker in 1981 at Bankers Trust. She graduated from the University of Virginia with a degree in Economics.

Since November 2012, Ms. McAllister has served as a member of the Board of Trustees of PennyMac Mortgage Investment Trust (PMT), a specialty finance company that invests primarily in residential mortgage loans and mortgage-related assets. She serves as Chair of PMT’s Finance Committee, and is also a member of both PMT’s Compensation and Risk Committees. She is a member of the Audit and Enterprise Risk Committees and became a director in 2013.

Qualifications:

In evaluating Ms. McAllister’s qualifications as a director, the board noted that she is a seasoned business executive with 30 years of banking experience including deep knowledge of the capital markets and significant experience in financial services. In addition, Ms. McAllister is a fifth-generation native New Yorker with strong working knowledge of the New York market, an area of increasing importance to our business. The Board has identified Ms. McAllister as an audit committee financial expert.

Mark W. Richards, age 75, became a member of the board of directors effective January 1, 2008 immediately following completion of the merger of Chittenden into People’s United. Mr. Richards had served as a director of Chittenden from 1999 until its merger with People’s United. He is President of The Richards Group in Brattleboro, Vermont, an independent, full-service insurance and financial services firm specializing in providing risk management, employee benefits and investment advisory services to individuals, families, and businesses primarily in Vermont and New Hampshire. Until 2008, Mr. Richards was also vice president and the majority owner of Lyon Travel Agency, a privately-owned, nationally-recognized provider of travel management services. Mr. Richards is a graduate of Williams College and served as an officer in the U.S. Navy.

Mr. Richards is a member of the Company’s Enterprise Risk Committee and also serves as Chairman of the Compensation Committee. He has served as a director since 2008.

Mr. Richards is a resident of southern Vermont and an active member of the greater Vermont/New Hampshire community. Mr. Richards brings an element of geographic diversity to his service on the board and is able to provide insight and counsel to the entire board with respect to this portion of the Bank’s market area.

Qualifications:

The board has determined that by virtue of his background in insurance-related financial services, Mr. Richards provides the board with an important perspective, especially with respect to the Bank’s commercial banking division, which includes an insurance brokerage subsidiary. The board also considered that Mr. Richards has extensive experience in our Vermont market with more than 20 years’ experience as a director of a public company and director of a financial services organization, having formerly served as a director of Vermont Financial Services Corporation (parent of Vermont National Bank) from 1988 to 1999, and Chittenden (parent of multiple banks) from 1999 until Chittenden’s merger into People’s United effective January 1, 2008.

Kirk W. Walters, age 65, joined People’s United as an executive officer and member of the board of directors on March 16, 2011. He served as Chief Financial Officer through December 31, 2014 at which time he became a Senior Executive Vice President with responsibility for corporate development and strategic planning. Prior to joining People’s United, Mr. Walters served as Senior Executive Vice President and a member of the board of directors of Santander Holdings USA, Inc., the parent company of Sovereign (now Santander) Bank. He joined Sovereign in February 2008 as Executive Vice President and Chief Financial Officer and served as interim President and Chief Executive Officer from October 2008 until Banco Santander acquired the bank in February 2009.

Prior to joining Sovereign, Mr. Walters was Executive Vice President and Chief Financial Officer of Chittenden Corporation from 1996 to 2008. From 1989 to 1995, he held a series of executive positions at Northeast Federal Corporation in Hartford, Connecticut, including Chairman, President and Chief Executive Officer. From 1984 to 1989, Mr. Walters worked for CalFed, Inc. in a variety of financial positions, including Senior Vice President and Controller. Before joining CalFed, he worked in the corporate finance group at Atlantic Richfield Corp. from 1981 to 1984.

Qualifications:

Mr. Walters has worked in the banking industry for more than 35 years, much of it in the Northeast. This experience and his former position as our chief financial officer are significant factors in the board’s evaluation of Mr. Walters’ qualifications for service as a director.

During the past five years, except for Messrs. Barnes and Walters, no director or nominee has had a principal occupation or employment with us or any of our subsidiaries or other affiliates. No director or nominee is related by blood, marriage or adoption to any of our executive officers or any executive officer of our subsidiaries or other affiliates.

Executive Officers

Other than Messrs. Barnes and Walters, for which disclosure is provided above, the following provides information regarding our other executive officers.

Richard Barry, age 55, is Executive Vice President, Chief Credit Officer, responsible for oversight and management of enterprise-wide credit risk activities. Mr. Barry has more than 25 years’ experience in managing risk and growing businesses for community-centric financial services companies. Mr. Barry joined People’s United in 2020. Before joining People’s United, Mr. Barry was the Chief Credit Officer at KeyCorp where he was responsible for all credit risk activities, including oversight of a $175 billion portfolio. He joined Key from First Niagara where he was the Chief Risk Officer, and played an integral role in the acquisition and integration of First Niagara into Key. Prior to that, he spent more than a decade at Citizens Financial Group with roles of increasing responsibility, including President of the Connecticut market, and most recently as Chief Credit Officer, managing a $65 billion portfolio of mid-corporate, middle market, small business, commercial real estate and several specialty businesses. Mr. Barry received a Bachelors degree in Finance from Bentley University and an M.B.A. from Babson College’s F.W. Olin Graduate School of Business.

Kristy Berner, age 47, is Executive Vice President, General Counsel and Corporate Secretary. She joined the Company in September, 2018 and is responsible for the direction and management of the legal operation and legislative affairs. Ms. Berner has spent more than half of her career as in-house counsel to financial institutions. Beginning in 2012, she served as General Counsel and Corporate Secretary of First Niagara Bank until it was acquired by KeyCorp in 2016. Following the acquisition, she joined KeyCorp and served as Deputy General Counsel and Assistant Corporate Secretary until joining the Company in 2018. Ms. Berner holds a bachelor’s degree in Psychology and Political Science, an M.B.A. and a Juris Doctor from the State University of New York Buffalo. She is a member of the New York bar and Authorized In-House Counsel in Connecticut.

Michael Boardman, age 57, joined the Company as Executive Vice President, Head of Wealth Management in January 2020. In this position, he is responsible for strategic oversight and management of the Bank’s Wealth Management Groups, including People’s United Advisors—the registered investment advisor of People’s United Bank—and Private Banking and Institutional Asset Management. Mr. Boardman brings more than 30 years’ experience to People’s United at large banks and financial institutions. Prior to joining People’s United, Mr. Boardman was Executive Vice President, Head of U.S. Wealth Management for HSBC. Prior to that, he served as Chief Executive Officer of Chase Wealth Management, and before that, in similar senior leadership roles at U.S. Bank and Charles Schwab. Mr. Boardman received a B.A. in Economics from Middlebury College and earned his M.B.A. from Columbia University.

Mark Herron, age 62, is Executive Vice President, Chief Marketing Officer. He is responsible for the strategic positioning of the Company and overseeing enterprise-wide marketing, digital and social media, customer research, data analytics, our website www.peoples.com and corporate communications. Mr. Herron has over 30 years of experience in marketing positions. He joined People’s United Bank in 2016 from BB&T Corporation, in Winston-Salem, NC where he last served as Executive Vice President, Enterprise Sales Manager. At BB&T, he was chiefly responsible for sales and service processes, marketing analytics and marketing automation. Mr. Herron received a B.S. in Business Administration, Marketing from East Carolina University.

Sara M. Longobardi, age 57, is Senior Executive Vice President, Retail Banking. She is responsible for our branch network and residential and consumer lending areas as well as for ensuring the overall customer experience. From 2004 until April 2014, she served as senior vice president for Customer Relationship Development in the Retail and Business Banking division, where she developed, implemented and managed the strategy to drive the expansion and retention of profitable customer relationships. Ms. Longobardi joined People’s United in 1991. Ms. Longobardi holds a B.S. in Finance from the University of Illinois.

David K. Norton, age 65, has been a Senior Executive Vice President and Chief Human Resources Officer since October 2009 and is responsible for all human resources functions. Prior to joining People’s United, Mr. Norton was a Senior Vice President, Human Resources at The New York Times Co. since 2006. For more than five years prior to that date, Mr. Norton was employed as the Executive Vice President, Human Resources by Starwood Hotels and Resorts. He holds a B.A. in Business Administration from Michigan State University and completed the Advanced Management Program at Northwestern University.

Lee C. Powlus, age 60, has been a Senior Executive Vice President and Chief Administrative Officer since May 2011. He has oversight of Information Technology, Project Management, Information Security, Operations and eBusiness, Business Services and Real Estate Services. Mr. Powlus, who joined People’s United in 2008, previously served as Executive Vice President and Chief Administrative Officer since September 2010. Before joining the Company, he served as Director of Information Technology for Chittenden Corporation. Mr. Powlus received his M.B.A. and bachelor’s degree from the University of Vermont.

Daniel G. Roberts, age 61, is Executive Vice President and Chief Risk Officer since 2018. He is responsible for overall risk management, including the compliance, loan review and operational risk functions. Most recently, Mr. Roberts was the Chief Auditor at People’s United, the role he held since joining the company in 2012. Prior to joining People’s United, he spent 27 years at Citigroup. There, he held roles as Managing Director and Chief Auditor in multiple division and global roles that included: Global Consumer Businesses, Global Compliance/AML, Global Basel Capital Management, and Global Audit Re-engineering. In addition, Mr. Roberts held domestic and international roles in consumer business management, regulatory compliance, credit loan review, credit, risk management and operational re-engineering. Mr. Roberts is a graduate of Gettysburg College where he received his bachelor of science in Accounting.

R. David Rosato, age 59, is Senior Executive Vice President and Chief Financial Officer (CFO). Mr. Rosato has been CFO of People’s United Bank since April 2014 and CFO of People’s United Financial, Inc. since January 2015. Mr. Rosato joined People’s United in 2007 as Senior Vice President and Treasurer responsible for all treasury functions including interest-rate risk management and modeling, fixed income portfolio management, derivative activities, capital management, as well as wholesale funding and liquidity. Prior to joining People’s United, he was Treasurer at Webster Financial Corp. Mr. Rosato earned both his M.B.A. and a bachelor’s degree in business and economics from The University of Maryland and is a Chartered Financial Analyst.

Jeffrey J. Tengel, age 58, is President of People’s United Financial, Inc. He joined People’s United in February 2010 and served as Senior Executive Vice President, Commercial Banking until he was promoted to President in May 2018. As President, he has responsibility for Commercial Banking, Retail Banking and Wealth Management. Prior to joining People’s United, Mr. Tengel was an Executive Vice President at PNC Financial Services Group since January 2009 and previously at National City Corporation. Mr. Tengel holds a bachelor’s degree from Marquette University and received his M.B.A. from Case Western Reserve University.

Code of Ethics

People’s United has adopted a Code of Ethics that applies to its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer conforms to the requirements of the Sarbanes-Oxley Act of 2002 and NASDAQ listing standards. The text of the Code of Ethics is available on People’s United’s website at www.peoples.com, under “Investor Relations—Governance Documents—Code of Ethics for Senior Financial Officers.” The Company also has a written Code of Conduct that articulates our philosophy with respect to ethical conduct in the workplace and establishes standards for behavior, including standards with respect to compliance with laws and regulations, actual or potential conflicts of interest, fairness, insider trading, use of People’s United or customer information and public and financial disclosure. This Code of Conduct is applicable to all directors, executive officers and other employees of People’s United. We will disclose within four business days any substantive amendments to or waivers from the Code of Ethics granted to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website as set forth above rather than by filing a Current Report on Form 8-K. In the case of a waiver of our Code of Conduct for an executive officer or a director, the required disclosure also will be made available on our website within four business days of the date of such waiver.

Audit Committee

In 2020, the members of the Audit Committee were independent directors Messrs. Cruger (Chair), Carter, Dwight, Franklin, Ms. Hansen and Ms. McAllister. The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. Each member of the Audit Committee is “independent,” as that term is defined in Rule 5605(a)(2) of the listing standards of The Nasdaq Stock Market. Each member of the Audit Committee also satisfies the more stringent definition of independence required for members of audit committees generally, as set forth in Rule 5605(c)(2)(A) of the listing standards of The Nasdaq Stock Market. The Audit Committee is responsible for monitoring our accounting practices and internal controls, including the supervision of an annual audit of our financial statements by independent registered public accountants.

Our Board of Directors has adopted a written charter for the Audit Committee, including provisions recognizing the specific audit committee responsibilities imposed by the Sarbanes-Oxley Act of 2002, Securities and Exchange Commission rules implementing that Act, and the listing standards of The Nasdaq Stock Market.

In 2020, the Board also determined that all members of the Audit Committee met the requirements of an “Audit Committee Financial Expert,” as that term is defined under Section 407 of the Sarbanes Oxley Act of 2002 and the applicable regulations adopted by the Securities and Exchange Commission.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

This section includes information about our executive compensation practices, and includes information about compensation paid to our executives by our subsidiaries and affiliates, including our named executive officers (“NEOs”) who appear in the Summary Compensation Table. Our NEOs are:

Named Executive Officers

•   John P. Barnes, Chairman and Chief Executive Officer

•   Lee C. Powlus, Senior Executive Vice President and Chief Administrative Officer

•   R. David Rosato, Senior Executive Vice President and Chief Financial Officer

• Jeffrey J. Tengel, President • Kirk W. Walters, Senior Executive Vice President, Corporate Development and Strategic Planning

Executive Summary.

Our compensation program is based on pay for performance principles and designed to reward the named executive officers based on their level of management responsibility, the ability to direct employees toward the achievement of corporate goals and individual contribution and performance. Key features include:

•	Compensation aligned with the interests of shareholders.

•	Both company-wide results and individual performance impact compensation for the executives.

•

The majority of our executives’ compensation mix is variable or “at risk,” with the variable components of compensation linked to our performance against pre-established metrics and share price movement.

•	Our variable compensation plans encourage executives to consider the impact their decisions have on both the short and long-range time horizons.

Our 2020 performance was strong, especially in light of the uncertain economic environment caused by the COVID-19 pandemic. Pre-provision net revenue of $827 million, on an operating basis, increased 12 percent from the prior year, reflecting the success of recent acquisitions and solid execution across core operations.

Financial highlights for 2020 included:

•	Operating earnings were $534.6 million in 2020, or $1.27 per share, compared to $552.1 million, or $1.39 per share, in 2019

•	Loan balances at the end of 2020 were $43.9 billion, up 1% from 2019

•	Deposits increased 20% to $52.1 billion

•	Higher revenues and continued emphasis on controlling costs improved the efficiency ratio 160 basis points to 54.2 percent

•	Sustained excellent asset quality as evidenced by net loan charge-offs to average total loans of 11 basis points

Despite all of the challenges caused by the pandemic, the Company had strong financial performance. Our executives’ compensation is closely aligned with our performance, and our incentive compensation payouts for 2020 reflected our performance over the past year. Please refer to the section titled Payout of 2020 Short Term Incentive Plan Award for more information on the incentive compensation decisions made for 2020 performance.

For 2020, direct compensation for our NEOs was comprised of the following elements:

Payout of 2020 Short Term Incentive Plan Awards.

Funding for organization-wide payouts under the Short-Term Incentive Plan for 2020 was based on the achievement against a pre-established operating EPS goal of $1.38. With an operating EPS result of $1.27, the incentive payout pool was calculated at 80%.(1) However, Management requested the Compensation Committee to consider several factors specific to the current year for purposes of funding the STIP payout pool. Specifically, the Committee was asked to give consideration to the unique operating challenges brought about by the emergence of the COVID-19 pandemic in early 2020. In doing so, the Committee was requested to recognize the ability of the Company to seamlessly respond, transitioning to a remote operating environment and delivering positive financial results in the wake of a challenging economic situation.

Operationally, this included effective implementation of the Company’s disaster recovery protocol, successfully avoiding significant disruptions to internal and external functions and ensuring business continuity. Several actions were taken including:

Employee Safety	• Company-wide prevention and social distancing policy • Reduced branch hours with in-person meetings conducted by appointment only • Initiation of a work-from-home approach for non-branch employees

Employee Communication	• Increased frequency of communications • Regular town hall meetings

Benefits	• Additional paid time off and other programs for those whose families were directly impacted by the virus

Proactive Credit Risk Management	• Origination of more than $2.5 billion in Paycheck Protection Program (“PPP”) loans • Execution of more than $7.0 billion in loan modifications to assist affected borrowers

(1)	With respect to Non-GAAP financial measures, please see the section at page 26 of our 2020 Annual Report on Form 10-K (Non-GAAP Financial Measures and Reconciliation to GAAP).

The Company estimates that the negative impact of COVID-19 on 2020 operating EPS was approximately $0.15—$0.17. While PPP fees and lower expenses (in the form of reduced costs associated with delayed projects, health care, travel limits) did aid profitability, lower interest rates, reduced consumer activity caused by shelter-in-place and social distancing requirements and application of the current expected credit losses (CECL) standard had a significant negative impact. The additional $0.15—$0.17 of operating EPS would have resulted in an above target payout for the 2020 STIP.

Further, the execution of the sale of People’s United Insurance Agency resulted in the successful monetization of a legacy business and value creation for shareholders. While the sale was treated as non-operating in nature and, thus, did not count toward the reported achievement, it resulted in a positive outcome for the Company’s shareholders.

The Committee evaluated these factors and agreed to consider such achievements for purposes of determining the STIP pool. Upon consideration of these factors, the STIP funding was established at 100%. For more information on this and the STIP decisions for the Named Executive Officers, please refer to section Rating Past Performance — 2020 Short Term Incentive Plan Awards.

After the overall incentive plan funding was determined, each individual executive’s payout was finalized to reflect performance against his or her individual goals. The table below outlines key information on our Short-Term Incentive Plan and the range of incentive payouts for the NEOs.

	2020 STIP Funding Range
Performance Metric for Plan Funding	Level of Achievement	EPS	Funding Payout(1)	Actual Result	Funding	Adjusted Funding	Determining NEO Incentive Payout	Range of NEO Incentive	Incentive Payouts as % of
								Opportunity	NEO Targets
	Maximum	$1.66	150%				1) Plan funding
							2) Individual
Operating EPS	Target	$1.38	100%	$1.27	80%	100%	performance against goals	0 - 200%	100%
	Threshold	$1.10	50%

(1)	For achievement between threshold and target and target and maximum, funding payout is determined based on linear interpolation.

Payout of 2018 Performance Share Awards.

On February 15, 2018, each NEO received a grant of performance shares as part of his or her long-term incentive opportunity under the 2014 Long-Term Incentive Plan. The NEO could earn between 0% and 150% of the performance shares based on the achievement of the performance metrics over the performance time period of January 1, 2018 through December 31, 2020.

On January 20, 2021, the Compensation Committee reviewed the performance against the performance metrics, and approved the funding described below in the table. The funding for performance shares for the 2018-2020 performance period was based on the Company’s achievement against pre-established goals for Net Income, Return on Average Tangible Common Equity (ROATCE), and relative Total Shareholder Return (TSR) over the performance period. The performance metrics used were:

•	Net Income: Average annual percentage change in Net Income over performance period, compared to a designated target percentage

•	ROATCE: Average annual return on average tangible common equity over performance period, compared to a designated target percentage

•

TSR: The Company’s total shareholder return (TSR) relative to the TSR for a peer group of financial institutions selected by the Committee prior to or within 90 days following commencement of the performance period, excluding any peer companies that are no longer in existence at the end of the performance period.

The table below summarizes these metrics at the minimum, target and maximum levels for the 2018-2020 performance period, as well as the company’s achievement and resulting funding and payout.

	2018-2020 Performance Share Funding Range
Performance Metric for Plan Funding	Level of Achievement	Scale	Funding Payout(1)	Actual Result	Funding	Weighting		Payout Result
Net Income	Maximum Target Threshold	16% 13% 10%	150% 100% 50%	17%	150%	33	1/3%
ROATCE	Maximum Target Threshold	14% 12% 10%	150% 100% 50%	14%	150%	33	1/3%	120%
Relative TSR	Maximum Target Threshold	80th 50th 20th	150% 100% 50%	26th percentile	60%	33	1/3%

(1)	For achievement between threshold and target and target and maximum, funding payout is determined based on linear interpolation.

Each of the NEOs received performance shares under the 2014 Long-Term Incentive Plan, and based on the above results and funding, each Named Executive Officer earned 120% of the shares granted in 2018, which shares vested on March 1, 2021.

See “Committee Actions Affecting 2020 Compensation – Rating Past Performance” for more information regarding 2020 STIP payouts to our NEOs, including individual goals for each executive.

Compensation Overview.

Our compensation program reflects the following principles:

What We Do

Pay for Performance. A majority of each senior executive’s target compensation is at risk. Actual compensation is dependent on company-wide and individual performance.

Balanced Approach. The at-risk portion of our senior executives’ compensation is appropriately balanced to encourage them to consider the impact their decisions have over both short and long-term time horizons.

Stock Ownership Guidelines. We have adopted guidelines for stock ownership by our senior executive officers. See “Stock Ownership Guidelines for Directors and Executive Officers” for more detail.

Clawback Provisions. Our short and long-term incentive plans allow us to recoup incentive compensation paid to an executive if circumstances warrant. We have adopted an incentive clawback policy aligned with proposed SEC regulations.

“Double Trigger” for Change in Control Benefits. Our Change in Control agreements have a “double trigger,” meaning that an executive must experience a qualifying termination event after occurrence of a change in control to receive severance benefits. In addition, there is a “double trigger” provision in our stock plan documents.

Compensation-Related Risk. On an annual basis, the Company’s Chief Risk Officer oversees a risk assessment of the Company’s incentive compensation programs.

Peer Group Review. To ensure that the peer group continues to be a valid reference point for making executive compensation decisions, the Compensation Committee reviews the composition of the peer group annually and makes adjustments as needed. In October 2019, the company reviewed and reaffirmed the peer group for compensation decisions made in 2020.

Independent Consultant. The Compensation Committee retains an independent compensation consultant to provide expertise and information about competitive trends in the employment marketplace, including established and emerging compensation practices at other companies.

Minimum Vesting Requirements. There is a minimum of at least one-year vesting of all awards with no exceptions other than a Change in Control, death/disability or a maximum 5% award carve-out.

Dividend Equivalent Payout/Vesting. The payout of dividends or dividend equivalents is now subject to the same vesting and performance conditions of the underlying award.

What We Don’t Do

Excise Tax Gross-Ups. There are no excise tax gross-ups on change in control benefits.

Employment Agreements. We do not have any employment agreements with any of our senior executives.

Stock Option Practices. We do not grant discounted stock options, and we do not reprice or backdate stock options. Repricing through substitution of awards is specifically prohibited.

Pledging and Hedging. Our Insider Trading Policy prohibits directors, officers and employees from engaging in any hedging activity involving our securities or from pledging our securities as collateral for margin purchases or a loan.

Participants in the Compensation Setting Process. The Compensation Committee of our Board of Directors is responsible for overseeing and making recommendations to the independent members of the Board of Directors with respect to the compensation of the named executive officers, including the Chief Executive Officer. As part of these duties, the members of the Committee perform the following activities:

•	Conduct an annual performance review of the Chief Executive Officer

•	Review the performance of each other named executive officer, in consultation with the Chief Executive Officer

•	Formulate recommendations for approval by the independent members of the Board of Directors of the compensation of all named executive officers, including the Chief Executive Officer

•	Review, oversee and approve the management and implementation of our human resources policies and its principal employee benefit plans

•	Undertake other duties that are related to the human resources function

The Compensation Committee has a formal charter that describes the scope of its authority and its duties. The Committee’s charter is available on our website at www.peoples.com under Investor Relations: Corporate Governance, Board Committee Structure: Compensation Committee.

The Compensation Committee consists of three directors, all of whom are “independent” within the meaning of Rule 5605(a)(2) of The Nasdaq Stock Market and also satisfy the standards prescribed by Rule 5605(d)(2)(A) of The Nasdaq Stock Market. The Board of Directors evaluates the independence of Committee members annually. This evaluation, and the determination that each member of the Committee is independent and satisfies the standards prescribed by Rule 5605(d)(2)(A) of The Nasdaq Stock Market, was most recently made in February, 2021.

The executive officers identified in the table below participate in the annual compensation-setting process. Executive participation is meant to provide the Committee with input regarding our compensation philosophy, process and decisions. In addition to providing factual information such as company-wide performance on relevant measures, executives articulate management’s views on current compensation programs and processes, recommend relevant performance measures to be used for future awards, and otherwise supply information to assist the Committee. The table below describes the nature of each executive’s participation in this process.

Chief Executive Officer

•  Regularly participates in the Committee’s compensation-setting process

•  Provides information about individual performance assessments for the other named executive officers

•  Expresses to the Committee his view on the appropriate levels of compensation for the other named executive officers for the ensuing year

•  Makes recommendations, but does not have a vote in the Committee’s decision-making process

•  Does not attend those portions of Committee meetings during which his performance is evaluated (except to present his self-evaluation to the Committee) or his compensation is being determined

Chief Human Resources Officer

•  Attends the Committee meetings to provide insight into the organization’s executive compensation programs and incentive plans

•  Provides updates on the organization’s benefit and retirement programs, as well as other Human Resources policies

Chief Financial Officer	• May participate to a limited extent in connection with the establishment of financially-driven performance goals

Chief Risk Officer	• Participates in at least one meeting annually to discuss the assessment of risk in the design and execution of the compensation programs

Senior EVP, Corporate Development and Strategic Planning	• Participates in at least one meeting annually to discuss the Company’s peer group

Executives participate in the Compensation Committee discussions purely in an informational and advisory capacity, but have no vote in the Committee’s decision-making process. No executive participates in the determination of his or her own compensation.

The Compensation Committee retains the services of an independent compensation consultant. During 2020, the Committee engaged the consulting firm Willis Towers Watson to provide insight into prevalent compensation practices and emerging trends, analyze named executive officers’ compensation arrangements and summarize changes in the regulatory environment. Specifically, the consultant provided the following services:

•	Analyzed the peer group for executive compensation comparisons

•	Conducted benchmarking of the direct compensation of the Chief Executive Officer and other NEOs relative to the peer group

•	Analyzed compensation positioning and made recommendations for the Chief Executive Officer and other NEOs

•	Provided market information on short-term incentive and long-term incentive target ranges

•	Reviewed Board of Directors compensation, and

•	Advised on executive compensation practices, including long-term incentive plan design

Annual Compensation-Setting Process. The principal components of executive compensation packages consist of: base salary; annual cash bonus (also called the Short-Term Incentive Plan (STIP) Bonus); and long-term incentives. We call the combination of these components “direct compensation.” For each named executive officer, a significant percentage of direct compensation is at-risk, meaning it will generally be earned or increase in value when the named executive officer or we are successful in ways that are aligned with and support shareholder interests. At-risk elements of compensation may have no value or may be worth less than the target value if applicable performance goals are not fully attained or the price of the common stock declines or remains flat after the date the at-risk compensation is awarded. At-risk compensation includes all components of direct compensation other than base salary.

The Compensation Committee analyzes the level and relative mix of each element of direct compensation for named executive officers on an annual basis. The Chief Executive Officer also makes recommendations to the Committee relating to compensation to be paid to the named executive officers other than himself. Based on this analysis and (where appropriate) the Chief Executive Officer’s recommendations, the Committee makes annual recommendations to the independent members of the Board of Directors about each named executive officer’s direct compensation package.

The Compensation Committee seeks to create what it believes is the best mix of the principal components of direct compensation in delivering the named executive officers’ direct compensation. These components are evaluated in relation to benchmark data derived from information reported in publicly-available proxy statements or from market survey data. The companies, which are the source of the benchmark data, may be different for the Chief Executive Officer and for the other named executive officers, due to differences in the availability of reliable data for comparable executive positions below the Chief Executive Officer level. As discussed below under the heading “—Committee Actions Affecting 2020 Compensation,” the Committee uses the benchmark data as a primary reference point when setting the Chief Executive Officer’s target compensation, and as a reference point when setting the target compensation for the other named executive officers. Except in unusual circumstances, the committee sets target compensation at levels that are competitive with the benchmark data.

Assembly of the direct compensation package for each named executive officer begins with the establishment of target ranges for the separate elements making up each named executive officer’s direct compensation package. The Committee establishes these target ranges in consultation with the Chief Executive Officer and the independent compensation consultant. The target range for each element of direct compensation for each named executive officer is around the 50th percentile of the benchmark data. Deviations from the target ranges may be made to account for a particular executive’s experience, complexity of responsibility, value to the organization, and expertise in his or her field of responsibility.

Once the ranges have been established, the Compensation Committee determines the base salary component for each named executive officer, including the Chief Executive Officer. In doing so, the Committee reviews base salary information compiled by the compensation consultant from the sources described above, then formulates a recommendation for the base salary component of each named executive officer’s compensation in relation to that information. The target base salary for the Chief Executive Officer is determined using the percentile target range established for the elements of his direct compensation. The target base salary for each other named executive officer is based on target ranges for each element of direct compensation. The target base salary for each named executive officer may then be adjusted on an individual basis to reflect one or more of the factors noted in the preceding paragraph.

The Compensation Committee follows a similar process for each other element of direct compensation using the target ranges established for the elements of direct compensation.

The target amount of the STIP Bonus award is expressed as a percentage of the executive’s base salary for the ensuing year. The assumed value of stock options for purposes of assembling the compensation package is determined using the Black-Scholes option pricing model, and the assumed value of performance share units and restricted stock grants is the fair value of the common stock, in each case determined as of a date reasonably close to the date the grants are to be made. For 2020, the overall target value of these long-term awards is comprised of 50% performance share awards, 25% stock options and 25% restricted stock awards. The Committee may decide to depart from the target levels established for the STIP Bonus or equity compensation awards, for the same reasons as discussed with respect to base salary.

The annual process of assembling target compensation packages for the named executive officers is forward-looking in nature. Actual performance over the applicable measurement period may exceed or fall short of the targets, and the common stock may be worth more or less in the future compared to valuations used in formulating equity-based awards. This means that when at-risk compensation is actually received by a named executive officer, it may be worth more or less to the executive than was expected at the time the award was initially made. This applies to forms of at-risk compensation paid out in cash or shares, realized from the exercise of stock options, or sale of shares after vesting.

The amount realized by named executive officers from at-risk awards granted in prior years is not taken into account by the Committee in the process of setting target compensation for the current year. The Compensation Committee believes that doing so would be inconsistent with the underlying reasons for the use of at-risk compensation. If current year awards were increased to make up for below-target performance in prior years or decreased to account for above-target performance in prior years, the link between performance and reward would be diluted or eliminated. Named executive officers would have little incentive to improve performance if it meant decreased target awards in the future, or if the negative consequences for poor performance would be cushioned by increases in the target value of future awards. In addition, the value realized by a named executive officer from equity-based awards granted in prior periods is partially dependent upon when the executive decides to realize that value by exercising options or by selling vested shares. The Committee does not believe it would be appropriate to adjust future grants in light of these types of individual decisions.

The objective of the annual compensation-setting process is to establish the appropriate level and mix of compensation for each named executive officer, in reference to the factors discussed above. The Committee believes that the accounting treatment of any given element of direct compensation, while relevant, is not a fundamental consideration in the compensation-setting process. For the same reasons, the Compensation Committee considers, but does not give undue weight to, the tax treatment of each component of compensation, including the application of Section 162(m) of the Internal Revenue Code (the “Code”), under which annual compensation paid to a named executive officer is not deductible to the extent it exceeds $1 million.

The Compensation Committee understands that the absence of this deduction will increase the effective cost of such compensation. The Committee believes this represents an additional cost of doing business that should be borne by the organization as a result of non-tax decisions regarding the appropriate level and mix of compensation for each named executive officer.

Named executive officers receive a variety of fringe benefits as compensation. Some of these are available to a broad range of employees, while others are limited to senior and executive officers. Fringe benefits for the named executive officers include: medical, dental and vision coverage (shared cost); pre-tax health and dependent care spending accounts; group life insurance coverage; short- and long-term disability insurance coverage; financial planning and tax preparation services; and an automobile allowance and reimbursement of operating expenses. Certain executives who do not reside permanently in the Bridgeport, Connecticut area are provided with local housing at our expense.

Retirement benefits represent an important source of compensation to the named executive officers. As with fringe benefits, some forms of retirement benefits are available to a broad range of employees, while others are limited to senior and executive officers who meet specified eligibility criteria. Retirement benefits are provided through the People’s United Bank, N.A 401(k) Employee Savings Plan (401(k) Plan); the Employee Stock Ownership Plan of People’s United Financial, Inc. (ESOP); and the People’s United Bank, N.A. Non-Qualified Savings and Retirement Plan. The 401(k) Plan and the ESOP are tax-qualified plans available to all qualifying employees. Mr. Barnes and Mr. Powlus are entitled to benefits under the former Chittenden Corporation Pension Account Plan. Benefits under this plan were frozen as of December 31, 2005. As set forth below, the Chittenden Corporation Pension Account Plan was merged into the People’s United Bank, N.A. Employees’ Retirement Plan as of October 1, 2018. Additional information about these plans can be found in the discussion following in the table headed “Pension Benefits.”

The Compensation Committee reviews fringe benefits and retirement benefits, but does not necessarily consider changes to those components on an annual basis. Changes to the level or types of benefits within these categories, including considerations relating to the addition or elimination of benefits and plan design changes, are made by the Committee on an aggregate basis with respect to the group of employees entitled to those benefits, and not with reference to a particular named executive officer’s compensation package. Decisions about these components of compensation are made without reference to the named executive officers’ direct compensation packages, as they involve issues of more general application and often include consideration of trends in the industry or in the employment marketplace.

Decisions about direct compensation are made without reference to other elements of compensation. Fringe benefits and retirement benefits are not specifically tailored for the named executive officers and are provided under programs that provide similar benefits to non-executive employees.

Linking Company Performance to Incentive Plan Funding. Each year, the Compensation Committee establishes one or more prospective company-wide performance targets for use in making funding determinations that affect payment of STIP Bonuses and performance share awards. Actual performance is evaluated against the target performance measures after the close of the performance period to which the measures apply. The results of that comparison are used to calculate the level of funding available to pay STIP Bonuses and performance shares awarded for the applicable performance period.

For the STIP Bonus, the target performance measures are objective measures that reflect our operating results for the year for which the target is established. The Committee has historically sought to ensure that attainment of the target performance measure is challenging yet achievable. When establishing a performance target in relation to results of operations, the Committee seeks to establish a target based on operating results derived from sources that are reasonably predictable and stable. Therefore, the Committee often specifies a target operating measure (such as earnings per share, or EPS) that is based on results from continuing operations. After the conclusion of the fiscal year, the Chief Executive Officer may suggest that the Committee consider additional adjustments to the target operational measures which are designed to eliminate the effects of extraordinary or unusual events. Some events for which these kinds of adjustments are made may occur from time to time, but are nevertheless considered to be extraneous to the conduct of normal day-to-day banking business. The Committee is not required to adopt the Chief Executive Officer’s recommendations. For any given year, the Committee may decide to establish performance measures in addition to or in place of operationally-based measures. For 2020, the Committee established a STIP funding performance target based on EPS. The EPS performance measure established by the Committee differs from EPS as reported under U.S. generally accepted accounting principles (GAAP) because it excludes the effects of certain non-routine items. For 2020, this measure was identical to “operating EPS” as reported by us from time to time during 2020 and in January 2021. With respect to non-GAAP performance measures and targets discussed on the STIP and performance shares in this Compensation Discussion and Analysis, please see the section at page 26 of our 2020 Annual Report on Form 10-K (Non-GAAP Financial Measures and Reconciliation to GAAP) for more information.

For purposes of determining the level of funding available to pay STIP Bonuses, actual performance for the relevant year is compared to the target performance measure(s) without reference to any external factors. If actual performance falls below the targeted level but at or above a minimum threshold level set by the Committee, funding for payment of STIP Bonuses on a reduced basis may be available.

For the performance share awards, the Compensation Committee determines what performance measures are appropriate, the number of performance measures, and the weighting of each of the measures. The target performance measures for the performance share awards are based on our operating results for the three-year performance period, as well as Total Shareholder Return (TSR) relative to our peer group. To establish targets for the performance period, the Compensation Committee considers the budget for the upcoming year as well as the three-year strategic plan. For the 2018-2020 performance period, the former Compensation Nominating and Governance Committee (CNGC) established targets based on the company’s achievement for Net Income, Return on Average Tangible Common Equity (ROATCE), and relative TSR. The Compensation Committee will evaluate the Company’s actual performance at the end of the three-year performance period. Performance below threshold for a given performance measure results in zero payout for that measure; performance above maximum for a given performance measure results in a 150% payout for that measure. If the performance goals for a given measure are achieved at a level that is either between threshold and target, or between target and maximum, the amount of performance shares that will be paid with respect to that measure will be equal to an amount that is linearly interpolated between the applicable payout percentages.

Timing of Equity Grants. Stock option grants, restricted stock grants and performance share grants are effective as of the grant date, and options are priced at fair market value on the date of grant. The grant date is the date the equity awards are approved for issuance by the independent members of the Board of Directors, acting on recommendations made to them by the Compensation Committee. We define “fair market value” as the average of the high and low price of the common stock on the grant date or, if the grant date is not a day when the stock market is open, on the most recent day for which trading data is reported by the market. Equity grants are made to named executive officers during the normal annual compensation-setting cycle and may be made at other times under the circumstances described below.

The Compensation Committee may from time to time recommend to the independent members of the Board of Directors that they approve the payment of special cash compensation or the grant of special equity-based awards to one or more named executive officers in addition to payments and grants approved during the normal annual compensation-setting cycle. The Committee might make such a recommendation if it believes it would be appropriate to reward one or more named executive officers in recognition of contributions to a particular project, or in response to competitive and other factors that were not addressed during the normal annual compensation-setting cycle. On occasion, special payments are contingent on some period of future service by the named executive officer. All equity grants are subject to future vesting contingencies, which may be different than the vesting periods that apply to grants made during the normal annual compensation-setting cycle.

The Committee will generally make off-cycle compensation decisions and recommendations whenever a current employee is promoted to executive officer status, or a new executive officer is hired. The Committee may depart from the compensation guidelines it would normally follow for executives in the case of outside hires.

Rating Past Performance; Payout Decisions. The Committee is responsible for reviewing our actual performance against performance targets established in prior periods. The evaluation of performance in relation to those targets is essential to determining the extent to which cash bonuses and performance shares are paid to named executive officers. For more information about these performance targets and how they are used, see “—Linking Company Performance to Incentive Plan Funding” above.

The amount actually paid out to each named executive officer (including the Chief Executive Officer) pursuant to a STIP Bonus award depends on two factors: the extent to which the overall STIP Bonus pool is funded for the year; and the named executive officer’s overall performance rating with respect to his or her individual performance measures and leadership competencies. The Chief Executive Officer evaluates the performance and leadership behaviors of all named executive officers other than himself and makes recommendations to the Compensation Committee based on those evaluations. The Committee evaluates the performance and leadership behaviors of the Chief Executive Officer.

As discussed earlier, the Compensation Committee often specifies one or more target performance measures intended to fairly represent the results of continuing operations during the ensuing year. Events may occur during the course of the year which cause management to conclude that one or more of these measures as initially established does not in fact achieve its intended goal. In that case, the Chief Executive Officer may ask the Committee to exercise discretion in deciding whether or to what degree the applicable performance measure has been attained or exceeded. The Committee may, but is not required to, exercise that discretion.

The extent to which the overall STIP Bonus pool for all eligible employees (including named executive officers) is funded is determined by our performance measured against the target performance metrics specified by the Compensation Committee. The bonus pool is not funded unless at least a designated minimum percentage (as determined by the Committee) of the target performance measures are attained for the year. Maximum funding of the bonus pool will occur if actual performance equals or exceeds a designated percentage (as determined by the Committee) of the target performance measures.

Once the funding level has been determined, the Compensation Committee then decides whether to apply an overall funding adjustment factor. Application of this factor may result in an adjustment to the overall funding pool. The Committee will consider applying an overall funding adjustment factor when the actual financial performance for the preceding year was extraordinarily different from expected performance, and when the Committee believes that actual performance was not primarily attributable to any particular operating unit or units within the organization.

Each named executive officer is also evaluated on several performance objectives that are set at the beginning of the year and may be revised during the course of the year to account for unanticipated events. These performance measures relate to the strategic business objectives of the organization for the year. Each named executive officer has a unique set of individual performance measures. The degree to which a named executive officer satisfies these individualized measures as well as competencies and overall performance rating is taken into account in determining the amount to be paid out to that executive as a STIP Bonus. No named executive officer can receive a STIP Bonus payout in excess of 200% of the target STIP Bonus amount.

For the performance share awards, the amount actually paid out is dependent on the Company’s actual performance against the pre-established performance targets. If the Company achieves target performance on one of the measures, the result for that measure is 100%. Company performance below threshold for a given performance measure results in a zero payout for that measure, and performance at the threshold results in a 50% payout for the measure. If the Company achieves performance above maximum, the result is a 150% payout for the measure. The combined result on all the measures results in an overall funding percentage. To calculate the number of performance shares that vest for each named executive officer, the funding percentage is multiplied by the number of performance shares awarded.

Say on Pay. At the 2020 annual meeting, our shareholders approved the compensation of our named executive officers as presented in the proxy statement for that meeting, with approximately 85% of the votes cast in favor of approval. The Committee will continue to monitor and review our compensation policies in light of evolving corporate governance standards and the results of periodic “say on pay” votes by shareholders. It will consider revisions to compensation policies when, in the Compensation Committee’s judgment, doing so would be consistent with the achievement of long-term success and the enhancement of shareholder value.

Committee Actions Affecting 2020 Compensation.

The Compensation Committee took a variety of actions in early 2020 that affected executive compensation for the year. These actions are described in greater detail below under the headings “2020 Direct Compensation;” “Establishing Performance Targets;” and “Rating Past Performance.” Early in 2021, the Compensation Committee evaluated the performance of People’s United against the target performance measures established in early 2020 and took other actions relating to calculation of actual payments for the STIP Bonus based on 2020 performance.

Peer Group Update. The Company reaffirmed the composition of the peer group to be used in 2020 for benchmarking executive compensation packages in October 2019. The Company used the following criteria to compile an initial list of banks to consider for inclusion in the peer group:

•	Banks headquartered in the United States

•	Total assets between $20 billion and $175 billion

•	Banks that were dissimilar from People’s United were then removed from consideration

From that list, banks were removed from consideration if they were too large or small, had significant insider ownership, had different business models, or operated in unique geographies. Using these criteria and objectives, in October 2019, the Committee reaffirmed the peer group originally established in October 2018:

2020 Peer Group

Associated Banc-Corp.

BankUnited, Inc.

Citizens Financial Group, Inc.

Comerica Inc.

First Horizon National Corp

F. N. B. Corporation

Huntington Bancshares Inc.

KeyCorp

M&T Bank Corp.

New York Community Bancorp, Inc.

Signature Bank

Sterling Bancorp

Valley National Bancorp

Webster Financial Corp.

Zions Bancorporation

2020 Direct Compensation. In February 2020, the Compensation Committee recommended, and the independent members of the Board of Directors approved, the various components of the annual compensation packages for the Chief Executive Officer and other named executive officers. Additional information regarding base salary, stock options, and restricted stock grants are included in the detailed compensation tables elsewhere. Information about the STIP Bonus target amounts is included in this discussion.

In determining the 2020 compensation for the NEOs, the Compensation Committee used the following benchmarks for market comparison purposes:

•	Publicly disclosed data for the peer group executives as disclosed in each company’s prior year CD&A

•	Willis Towers Watson’s executive compensation survey data from our peer companies, and to ensure robust data for benchmarking purposes from similarly-sized banks

For 2020, the Compensation Committee established the target value of Mr. Barnes’ direct compensation package at approximately $5.319 million, placing him in the 65th percentile for direct compensation paid to chief executive officers of the companies included in the peer group, before taking into account any 2020 increase in compensation payable to such officers. This target was established based on our recent financial performance, Mr. Barnes’ estimated value in the marketplace, and the Committee’s view of the Chief Executive Officer’s critical role in our future success.

The Compensation Committee began the compensation-setting process for the other four named executive officers by referring to internally developed broad guidelines which specify target dollar ranges for executive compensation. These guidelines are based in large part on competitive trends in the employment marketplace, including established and emerging compensation practices at other companies. The Compensation Committee initially established the overall level of direct compensation for each of these named executive officers within the guideline ranges after considering our recent performance and the contribution of each named executive officer to those results, the value of each executive’s job in the marketplace, and the criticality of each named executive officer to our future success in attaining our business goals. The Compensation Committee next evaluated these preliminary compensation decisions in comparison to the compensation of executives having comparable responsibilities at companies in the relevant benchmark data.

The Compensation Committee compared its preliminary compensation decisions for the four named executive officers with the benchmark data to ensure that those preliminary decisions did not deviate significantly from market practice.

The target value of the four named executive officers’ direct compensation packages, as established by the Compensation Committee for 2020 following the steps outlined above and based on equity valuation assumptions as of a date reasonably close to the Committee’s action, each fell within the second or third quartile for direct compensation paid to executive officers performing similar duties within the relevant market comparisons.

The target value of each named executive officer’s 2020 direct compensation, and the percentage change from the target value of each officer’s 2019 direct compensation is as follows:

	Total Direct Compensation	% change
Mr. Barnes	$5,318,779	4.7%
Mr. Powlus	$1,502,960	2.5%
Mr. Rosato	$1,490,647	2.5%
Mr. Tengel	$1,906,500	2.5%
Mr. Walters	$1,526,309	2.5%

After establishing the target value for the overall direct compensation packages for Mr. Barnes and the other four named executive officers, the Compensation Committee made detailed determinations for each element of those packages in order to arrive at the desired overall result for each officer. Detailed information regarding the components of each named executive officer’s 2020 direct compensation package and the percentage change from the target value of each component of 2019 direct compensation packages is as follows:

	Base Salary	% change	STIP Bonus Target	% change	Long-Term Incentive Target	% Change
Mr. Barnes	$1,131,655	2.5%	$1,244,821	12.7%	$2,942,303	2.5%
Mr. Powlus	$518,262	2.5%	$414,610	2.5%	$570,088	2.5%
Mr. Rosato	$514,016	2.5%	$411,213	2.5%	$565,418	2.5%
Mr. Tengel	$615,000	2.5%	$553,500	2.5%	$738,000	2.5%
Mr. Walters	$526,313	2.5%	$473,682	2.5%	$526,313	2.5%

STIP Bonus targets were established for each named executive officer as a percentage of his base salary. The actual amount to be paid out to each named executive officer will be determined in part based on our financial performance for the year and in part based on the other factors discussed under the heading “—Rating Past Performance; Payout Decisions.” The amount paid out will not exceed 200% of the target amount. See “Rating Past Performance” below for a discussion of the amounts paid out to the named executive officers pursuant to these awards.

The Compensation Committee established Mr. Barnes’ STIP Bonus target at the amount shown in part based on market practice and trends, and in part to achieve the desired mix between base compensation and at-risk compensation. The Committee established the STIP Bonus target amounts for each other named executive officer at the levels shown in part based on market practice and trends, and in part to achieve the desired mix between base compensation and at-risk compensation.

To arrive at the desired total target value of each named executive officer’s direct compensation package for 2020, and in light of the levels of base salary and STIP Bonus award already determined, the Compensation Committee established the target value of the long-term incentive portion for each named executive officer in the amounts shown in the table. The target value of the long-term incentive portion of each named executive officer’s compensation package is made up of the target value of the value of stock options using the Black-Scholes option pricing model, and the assumed value of performance share units and restricted stock grants. The overall target value of these long-term awards is 50% performance share units, 25% stock options and 25% restricted stock awards. Option values and assumed performance share unit and restricted stock grant values were based on the stock price as of a date reasonably close to the actual grant date.

The target value of the long-term incentive portion of each named executive officer’s compensation package is entirely attributable to equity-based forms of compensation. The Compensation Committee considered this to be an appropriate means of aligning our officers’ compensation with the long-term interests of shareholders.

The Committee followed a philosophy of emphasizing the at-risk components of direct compensation for executive officers. The following table illustrates the mix of each named executive officer’s target compensation for 2020, with each component expressed as a percentage of the officer’s total direct compensation:

	Base Salary	STIP Bonus Target	Long- Term Incentive Target
Mr. Barnes	21.3%	23.4%	55.3%
Mr. Powlus	34.5%	27.6%	37.9%
Mr. Rosato	34.5%	27.6%	37.9%
Mr. Tengel	32.3%	29.0%	38.7%
Mr. Walters	34.5%	31.0%	34.5%

Based on the target values of the 2020 long-term incentive awards established for each named executive officer, the Committee recommended the award of options to purchase shares of common stock and the award of shares of common stock, subject to vesting restrictions, to the named executive officers as follows:

	Performance Shares	Restricted Shares	Optioned Shares
Mr. Barnes	90,407	45,204	443,118
Mr. Powlus	17,517	8,758	85,857
Mr. Rosato	17,373	8,687	85,153
Mr. Tengel	22,676	11,338	111,145
Mr. Walters	16,172	8,086	79,264

Additional information about these performance shares, restricted shares and options is contained in the Summary Compensation Table and the table headed “Grants of Plan-Based Awards” and accompanying discussion, all of which appear below. Stock options will have no value unless the market value of our common stock is higher than the exercise price of the options. The actual value realized upon the exercise of stock options will depend on the market value of our stock at the time of exercise, and the actual value realized by each named executive officer from performance and restricted shares will depend on the market value of our stock at the time he chooses to sell such shares.

All Compensation Committee actions taken with respect to the Chief Executive Officer and the four other named executive officers were presented as recommendations for approval by the independent members of the Board of Directors. The Chief Executive Officer participated in the development of the recommendations for the named executive officers other than himself. He did not vote on the adoption of these recommendations by the Committee. All of the Committee’s recommendations regarding the compensation of the Chief Executive Officer and the other named executive officers were approved by the independent members of the Board of Directors in February 2020.

Establishing Performance Targets. In February 2020, the Compensation Committee established the performance targets for purposes of determining actual payouts for the 2020 STIP Bonus. The Committee specified a performance target equal to budgeted EPS from continuing operations for the year, or $1.38. The EPS measure established by the Committee differs from EPS as reported under U.S generally accepted accounting principles because it excludes the effects of certain non-routine items.

Management advised the Compensation Committee that it considered this target to be challenging in light of uncertainty around economic conditions, and potential fiscal, regulatory and tax law policy changes. The Committee thus viewed the performance target to be challenging yet achievable goals based on this information.

With respect to performance share awards, the Compensation Committee determined that the funding for performance shares for the 2018-2020 performance period would be based on the company’s achievement against pre-established goals for Net Income, Return on Average Tangible Common Equity (ROATCE), and relative Total Shareholder Return (TSR). Each metric was weighted equally. The Committee believed that the selection of these three metrics was an appropriate balance between an income metric, a return metric, and a relative metric. After selecting the metrics, the Committee began the process of establishing the performance targets for Net Income and ROATCE. In February 2018, the Committee established the performance targets for Net Income growth and ROATCE. The target for Net Income over the 2018-2020 period was 13%, and the target for ROATCE was 12%. The target for relative TSR was established at the 50th percentile of the peer group.

Based on their review of the 2018 budget and the Company’s three-year strategic plan, management informed the Compensation Committee that the performance targets were appropriate given various external factors, including continued interest rate, economic, industry and regulatory uncertainty. The Committee deemed the performance targets to be challenging yet achievable goals based on this information.

Rating Past Performance – 2020 Short Term Incentive Plan Awards. In January 2021, the Compensation Committee evaluated our actual performance during 2020 against the STIP performance target established in February 2020. For 2020, EPS from continuing operations was $1.27 representing approximately 92% of the performance target established by the Committee at the beginning of 2020. This resulted in a calculated STIP payout pool of 80%. However, Management requested the Compensation Committee to consider several factors specific to the current year for purposes of funding the STIP payout pool. Specifically, the Committee was asked to give consideration to the unique operating challenges brought about by the emergence of the COVID-19 pandemic in early 2020. The Committee evaluated these factors and approved the STIP funding at 100%. For a full explanation of the Company’s response to the pandemic, please refer to the section above, Payout of 2020 Short Term Incentive Plan Awards.

In determining the 2020 STIP Bonus payouts for the other named executive officers, the Compensation Committee considered the Chief Executive Officer’s evaluation of each named executive officer’s performance against the individual set of previously-established key performance measures and leadership competencies for each officer. The types of personal objectives established for each named executive officer depend on their respective areas of responsibility. Objectives for executive officers in charge of a business line are focused on attainment of specified revenue, profitability and cost-containment goals. Objectives for executive officers in charge of staff functions include cost containment measures and also focus on process improvement and business integration goals. The level of accomplishment is weighed across all goals to arrive at an overall rating of performance for incentive compensation purposes. Incentive compensation payout ratios for a named executive officer may range from zero to 200% of the target payout for that officer, depending on the level of funding available for the overall incentive compensation pool and the overall performance rating for the individual officer.

Each of the named executive officers is a member of the management committee and has a broad range of responsibilities, which include providing leadership and collaboration across business lines in order to positively impact the overall results of the Company. In addition to the individual objectives identified below, each is charged with ensuring compliance with all regulatory requirements, including BSA/AML. For 2020, the performance goals for our named executive officers were as follows:

Summary of 2020 Objectives and Results

John P. Barnes

Mr. Barnes leads the strategic direction of People’s United. For 2020, he was responsible for overseeing the Company’s efforts to drive revenue, grow loans and deposits, increase fee revenue, control expenses and improve asset quality. Mr. Barnes was also responsible for navigating the organization through the Coronavirus pandemic and led the Company’s response and initiatives as it related to its customers, communities, employees, and shareholders.

2020 Results. Under Mr. Barnes’ direction and amidst the pandemic, the Company grew loans and deposits, strengthened fee businesses, implemented various technology enhancements, improved efficiencies, and furthered progress on customer development and penetration initiatives. Company results for the year included:

•  Operating EPS of $1.27 per common share

•  12% increase in total revenues

•  12% increase in net interest income

•  1% increase in total loans

•  20% increase in total deposits

•  160 basis point improvement in efficiency ratio

•  Best in class asset quality

•  Net loan charge-offs of 0.12%

•  Announced and executed several support and relief initiatives; these initiatives were designed to mitigate the hardship felt by the Bank’s employees and customers and to support its nonprofit partners, whose services were critical in easing the pressures caused by the pandemic

•  Granted over $7 billion in loan forbearance requests and provided approximately $2.7 billion in SBA Paycheck Protection Program (“PPP”) loans to customers

•  Augmented branch service, including reduced hours and appointment-only banking, enhanced cleaning procedures, limiting foot-traffic, and focusing on serving customers through the Bank’s digital and online channels, ATMs, drive-ups, and phone banking, from which customers can conduct many of the same transactions as they would in a branch

•  Successfully converted United Financial Bancorp Inc., which was completed in an entirely remote work environment

•  Divested the mortgage warehouse lending (ResX Warehouse Lending) and the marine lending (LH-Finance) divisions of United

•  Sold People’s United Insurance Agency (“PUIA”) to AssuredPartners monetizing the Bank’s long-term investment in PUIA

•  Focused on digitalization for both client facing applications and back-office processes

•  Launched and continued to build out additional Commercial Banking specialties including REIT Banking, Franchise Finance, Fund Banking, Nonprofit Finance, Healthcare Finance, and Lender Finance

•  Evaluated the Company’s in-store branch banking strategy via the Stop & Shop partnerships in Connecticut and Southern New York and announced the decision not to renew its existing contracts

•  Successfully implemented the Current Expected Credit Losses (“CECL”) accounting standard amidst the Coronavirus pandemic

•  Increased focus on both cybersecurity and physical security across the Bank

•  Rolled-out AlwaysChecking, a free premium digital identity and credit protection service for all personal checking account customers, to the Bank’s customers

Launched the Bank’s Business Transformation Office (“BTO”), which is a specialized team focused on digitization, product strategy and management, process optimization and Fintech partnerships

Lee C. Powlus

Mr. Powlus directs the Administrative Services Division with oversight of Information Technology, Project Management, Information Security, Operations and eBusiness, Business Services and Real Estate Services. He was responsible for managing a significant portion of the Company’s total operating expense budget. For 2020, Mr. Powlus’ goals were to maintain stable technology platforms with sufficient scale to meet our growth objectives, control expenses, and execute on a variety of initiatives, projects and product launches.

.

2020 Results. Mr. Powlus’ strong leadership resulted in improvements in operational efficiencies, continued expense control efforts and various technological upgrades.

•  Operating EPS of $1.27 per common share

•  160 basis point improvement in efficiency ratio

•  Continued to develop infrastructure, analyze current processes, and implement procedural or policy changes to improve operations

•  Re-negotiated major vendor agreements

•  Oversaw various system enhancements and upgrades, including strengthening cybersecurity and physical security

•  Launched the Bank’s Business Transformation Office (BTO), which is a specialized team focused on digitization, product strategy and management, process optimization and Fintech partnerships

•  Identified, evaluated and executed on opportunities for site consolidations

•  Seamlessly and efficiently shifted the organization and its employees to an almost entirely remote work environment

•  Successfully converted United Financial Bancorp Inc., which was completed in an entirely remote work environment

•  Transitioned non-core business divestitures (ResX, LH-Finance, and PUIA)

•  Focused on digitalization for both client facing applications and back-office processes

R. David Rosato
Mr. Rosato directs the organization’s overall financial policies, and oversees all financial functions including accounting, investor relations, treasury, tax, budget and corporate finance. For 2020, Mr. Rosato’s goals included achieving the Company’s EPS target, growing revenue, controlling expenses, increasing deposits and completing various projects.

2020 Results. Mr. Rosato’s leadership was critical to the Company’s strong financial results, despite headwinds resulting from the pandemic. He remained focused on revenue and deposit growth, as well as expense control, by partnering with the business lines.

•  Operating EPS of $1.27 per common share

•  12% increase in total revenues

•  20% increase in total deposits

•  160 basis point improvement in efficiency ratio

•  Successfully converted United Financial Bancorp Inc., which was completed in an entirely remote work environment

•  Enhanced analyst and investor relationships

•  Executed the Company’s share repurchase program

•  Successfully implemented the CECL accounting standard amidst the Coronavirus pandemic

•  Initiated a number of technology projects related to upgrading financial systems and functions to meet the needs of the Company’s growing balance sheet, while improving efficiencies in financial reporting

•  Continued build-out of the stress testing and modeling groups

•  Successfully divested non-core businesses (ResX, LH-Finance, and PUIA) in order to ensure operational efficiency and focus resources on key growth areas

Jeffrey J. Tengel
As President, Mr. Tengel leads the full complement of business lines at People’s United, with enterprise-level responsibility for Commercial Banking, Retail Banking, and Wealth Management. Previously, Mr. Tengel was responsible for the Commercial Banking Division, including Commercial and Industrial lending, Commercial Real Estate Finance and all leasing activities. His goals included revenue, fee, loan and deposit growth, expense control and continued asset quality improvement.

2020 Results. Mr. Tengel led Commercial Banking, Retail Banking, and Wealth Management to strong performance in 2020, despite headwinds resulting from the pandemic, as exhibited by the following.

•  Operating EPS of $1.27 per common share

•  12% increase in total revenues

•  12% increase in net interest income

•  1% increase in total loans

•  20% increase in total deposits

•  160 basis point improvement in efficiency ratio

•  Best in class asset quality

•  Net loan charge-offs of 0.12%

•  Successfully converted United Financial Bancorp Inc., which was completed in an entirely remote work environment

•  Granted over $7 billion in loan forbearance requests and provided approximately $2.7 billion in SBA PPP loans to customers

•  Focused on digitalization for both client facing applications and back-office processes

•  Launched and continued to build out additional Commercial Banking specialties including REIT Banking, Franchise Finance, Fund Banking, Nonprofit Finance, Healthcare Finance, and Lender Finance

•  Rolled-out AlwaysChecking, a free premium digital identity and credit protection service for all personal checking account customers, to the Bank’s customers

•  Successfully divested non-core businesses (ResX, LH-Finance, and PUIA) in order to ensure operational efficiency and focus resources on key growth areas

•  Evaluated the Company’s in-store branch banking strategy via the Stop & Shop partnerships in Connecticut and Southern New York and announced the decision not to renew its existing contracts

Kirk W. Walters
Mr. Walters leads the strategic planning effort for the entire organization, and partners with each business line to drive growth and business improvements. He is responsible for identifying and evaluating acquisition and divestiture targets.

2020 Results.

•  Operating EPS of $1.27 per common share

•  Successfully converted United Financial Bancorp Inc., which was completed in an entirely remote work environment

•  Spearheaded the divestitures of the mortgage warehouse lending (ResX Warehouse Lending) and the marine lending (LH-Finance) divisions of United

•  Sold PUIA to AssuredPartners monetizing the Bank’s long-term investment in PUIA; the purchase price of $120 million equates to 3.7 times PUIA’s last twelve months revenue, which is the highest valuation multiples for a bank-owned insurance agency

•  Identified and investigated potential companies for acquisition as well as evaluated other business opportunities to strengthen the Company’s operating performance

•  Collaborated with Retail Banking to evaluate the Company’s in-store branch banking strategy via the Stop & Shop partnerships in Connecticut and Southern New York and announced the decision not to renew its existing contracts

•  Completed development of the Company’s three-year Strategic Plan and developed certain business unit level strategic plans

•  Led the Wealth Management Division on an interim basis and successfully transitioned the leadership role in early 2020

The Compensation Committee evaluated the performance of each of the named executive officers relative to their respective performance measures. Based on those evaluations, the Committee determined that each of the named executive officers met or exceeded expectations with respect to their individual goals. The Committee also considered the leadership behaviors exhibited by each of the named executive officers during the year. As a result of the Compensation Committee’s evaluation and its recommendations to the full Board, the Board authorized STIP Bonus payouts to the named executive officers at 100% of target within the overall opportunity range of zero to 200%.

Based on each individual’s level of achievement and the level of funding available in the STIP Bonus pool, the Committee recommended, and the independent members of the Board of Directors approved, payouts of STIP Bonuses for each named executive officer, as follows:

	Payout Amount	Payout as Percentage of STIP Bonus Target
Mr. Barnes	$1,244,821	100%
Mr. Powlus	$414,610	100%
Mr. Rosato	$411,213	100%
Mr. Tengel	$553,500	100%
Mr. Walters	$473,682	100%

Additional information about STIP Bonus awards is contained in the table headed “Grant of Plan-Based Awards” below. STIP Bonus payouts for 2020 are included in the column headed “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table below, and in the explanatory text following that table.

Rating Past Performance—2018 Performance Share Payout. The Compensation Committee assessed the Company’s performance from 2018 to 2020 against the performance share metrics established in 2018. The average annual change in Net Income over that period was 17%, which was above the maximum of the performance share funding range. For ROATCE, the average annual return was 14%, which was at the maximum. The Company performed at the 26th percentile of the peer group, which was above the threshold. Based on these results, management recommended, and the Compensation Committee approved funding for the performance shares granted in 2018 at 120%. The payout of the performance shares is calculated by multiplying the funding level or percentage by the number of performance shares awarded in 2018. Each of the named executive officers received performance shares under the 2014 Long-Term Incentive Plan, and based on the funding, each earned 120% of the shares granted in 2018, as follows, which shares vested on March 1, 2021.

	Performance Shares Awarded in 2018	Payout Percentage	Number of Performance Shares Vested
Mr. Barnes	71,885	120%	86,262
Mr. Powlus	14,485	120%	17,382
Mr. Rosato	14,367	120%	17,240
Mr. Tengel	16,168	120%	19,402
Mr. Walters	13,373	120%	16,048

Other Board and Committee Actions.

Peer Group Update for 2021. In October 2020, the Company updated the composition of the CEO peer group to be used in 2021 for benchmarking the CEO’s compensation package. This same peer group, with certain modifications, will also be used as a comparison reference in developing the 2021 compensation packages for other executive officers. The Company used the following criteria to compile an initial list of banks to consider for inclusion in the peer group:

•	Banks headquartered in the United States

•	Total assets between $20 billion and $180 billion

•	Banks that were dissimilar from People’s United were then removed from consideration

From that list, banks were removed from consideration if they were too large or small, had significant insider ownership, had different business models, or operated in unique geographies. Using these criteria and objectives, in October 2020, the Committee approved the following changes to the CEO peer group to be used in 2021:

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Securities and Exchange Commission Regulation S-K with management. Based upon such review and discussion, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 on Form 10-K for the year ended December 31, 2020.

Compensation Committee

Mark W. Richards, Chairman

George P. Carter

Janet M. Hansen

Review of Compensation-Related Risk

We have considered the extent to which our compensation policies and practices influence the behaviors of our executives and other employees with respect to taking business risks that could affect us. We believe that our compensation policies and practices are not reasonably likely to have a material adverse effect on us, either individually or in the aggregate. Executive management, including our Chief Risk Officer, conducts an annual risk assessment of these policies and practices and will advise the Compensation Committee of their findings and recommendations (if any) for changes to these policies and practices.

Executive Compensation Tables

Summary Compensation Table

The following table sets forth a summary for the last fiscal year of the cash and non-cash compensation paid or awarded to our principal executive officer and principal financial officer, and our three most highly compensated executive officers other than the principal executive officer and principal financial officer who were serving as executive officers at the end of the 2020 fiscal year (the NEOs).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John P. Barnes	2020	$1,126,878	$248,964	$2,332,184	$740,007	$995,856	$170,167	$284,054	$5,898,111
Chief Executive Officer	2019	1,099,393	—	2,229,979	750,757	$1,214,459	109,618	395,879	5,800,085
	2018	1,073,471	—	2,123,356	733,538	$1,238,695	30,371	500,854	5,700,284

Lee C. Powlus	2020	$516,074	$82,922	$454,922	$143,381	$331,688	$61,450	$130,214	$1,720,651
Sr. Executive Vice President	2019	503,487	—	435,474	145,464	444,497	39,233	186,982	1,755,587
(Chief Administrative Officer)	2018	489,613	—	432,381	147,835	422,256	10,483	209,486	1,712,054

R. David Rosato	2020	$511,846	$82,243	$451,230	$142,206	$328,970	$36,806	$97,843	$1,651,144
Sr. Executive Vice President	2019	499,362	—	431,956	144,271	421,243	20,573	103,216	1,620,621
(Chief Financial Officer)	2018	485,602	—	428,885	146,602	410,968	4,574	98,420	1,575,050

Jeffrey J. Tengel	2020	$612,404	$110,700	$587,798	$185,612	$442,800	$17,921	$98,348	$2,055,583
President	2019	583,509		562,504	188,308	594,000	10,135	95,680	2,034,137
	2018	500,958	—	481,951	164,987	444,153	2,323	78,812	1,673,184

Kirk W. Walters	2020	$524,092	$94,736	$420,291	$132,371	$378,946	$22,931	$125,087	$1,698,453
Sr. Executive Vice President	2019	511,309	—	402,375	134,293	563,797	13,238	159,166	1,784,178
(Corporate Development and Strategic Planning)	2018	495,280	—	399,622	136,463	482,417	3,021	159,358	1,676,162

The amounts shown in the “Bonus” column for 2020 reflect the discretionary portion of the short-term incentive bonus payments made to the named executive officers in 2021 with respect to performance in 2020 as discussed in the section above titled “Payout for 2020 Short Term Incentive Plan Awards.”

Amounts shown in the “Stock Awards” column reflect the aggregate grant date fair value of the awards for 2020, 2019 and 2018, computed in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification (“FASB ASC”) Topic 718 without taking into account estimated forfeitures. Stock awards are generally valued at the average of the high and low stock price on the grant date. The value attributed to stock allocated pursuant to the Employee Stock Ownership Plan, which we call the ESOP, is based on the closing price of our common stock on the date the allocation was made. The assumptions made when calculating the amounts are found in Note 19 (Stock-Based Compensation Plans) to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020. The terms of the 2020 stock awards are summarized under “Compensation Discussion and Analysis—Compensation Program Changes for 2020” above. With respect to the performance shares granted in 2020, the number of shares to be issued upon vesting will range from 50% to 150% of the target award amount (or zero for performance below threshold) based on the Company’s performance over a three-year performance period compared to target performance on three performance measures: (i) average annual percentage change in the Company’s net income (Net Income), (ii) annual return on average tangible common equity (ROATCE), and (iii) the Company’s relative total shareholder return compared to our peer group’s total shareholder return (TSR), each weighted one-third (33 1/3%). The grant date value of the performance shares was computed in accordance with FASB ASC Topic 718 based on the probable outcome of the three performance measures as of the grant date. Assuming the highest level of performance is achieved over the performance period, the grant date fair value of the Net Income and ROATCE weighted awards would be: Mr. Barnes—$1,514,317; Mr. Powlus—$293,410; Mr. Rosato—$290,998; Mr. Tengel—$379,823; Mr. Walters—$270,881. As the shares that vest according to TSR are subject to market conditions as defined under FASB ASC Topic 718, they have no maximum grant date fair values that differ from the fair values as presented in the table. For more information on stock awards made to the named executive officers during 2020, see the table in this section entitled “Grants of Plan-Based Awards.”

Amounts shown in the “Option Awards” column reflect the aggregate grant date fair value of the awards for 2020, 2019 and 2018, computed in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification FASB ASC Topic 718 without taking into account estimated forfeitures. The assumptions made when calculating the amounts are also found in Note 19 (Stock-Based Compensation Plans) to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020. The terms of the 2020 option awards are summarized under “Compensation Discussion and Analysis—Compensation Program Changes for 2020” above. All options granted were granted pursuant to the 2014 Long-Term Incentive Plan.

		Black-Scholes Assumptions
Option Grant Date	Option Value	Exercise Price	Dividend Yield	Expected Volatility Rate	Risk- free Interest Rate	Expected Term (Years)
February 20, 2020	$1.67	$16.22	4.38%	20.85%	1.42%	4.58

The exercise price shown in the above table is equal to the fair value of the underlying stock on the grant date. For more information on option grants made to the named executive officers during 2020, see the table entitled “Grants of Plan-Based Awards.”

The amounts shown in the “Non-Equity Incentive Plan Compensation” column for 2020 reflect the non-discretionary portion of the short-term incentive bonus payments made to the named executive officers in 2021 with respect to performance in 2020.

Amounts shown in the column headed “Change in Pension Value and Nonqualified Deferred Compensation Earnings” are for the twelve months ended December 31, 2020 which is the pension plan measurement date we use for financial reporting purposes. Details of these amounts are as follows:

	Change in Pension Value(a)	Nonqualified Deferred Compensation Earnings(b)
John P. Barnes	$7,200	$162,967
Lee C. Powlus	$1,600	$59,850
R. David Rosato	$—	$36,806
Jeffrey J. Tengel	$—	$17,921
Kirk W. Walters	$—	$22,931

(a)	Messrs. Rosato, Tengel and Walters do not participate in any of our defined benefit plans.
(b)

Represents above-market earnings on compensation deferred by the named executive officer under the Non-Qualified Savings and Retirement Plan and, in the case of Messrs. Barnes and Powlus, previously deferred under the Chittenden Corporation Supplemental Executive Savings Plan. Information about how these earnings are calculated is shown in the table headed “Non-Qualified Deferred Compensation” and accompanying text.

Amounts shown as “All Other Compensation” are attributable to perquisites and other personal benefits, and to other items of compensation that are not reported elsewhere in the Summary Compensation Table. Perquisites and other personal benefits consist of: a company-supplied automobile or automobile allowance; tax preparation and financial planning services; personal use of gasoline credit card; for Mr. Powlus, the cost of providing local housing in the Bridgeport area; and for Messrs. Barnes, Powlus and Walters, the use of a company-owned airplane (and related ground transportation) to the extent such use was not considered under applicable regulations to be integrally and directly related to the performance of his duties ($89,761, $13,897 and $16,142 respectively).

Direct flights between Bridgeport, Connecticut and Burlington, Vermont (or nearby airports if necessary due to weather conditions or other considerations) and other destinations were taken into account in determining the value attributed to the use of the company-owned airplane. Certain flights between Bridgeport, Connecticut, Burlington, Vermont and other destinations were also considered where the principal purpose associated with the flight was not business related. The per-flight cost of each trip on which Mr. Barnes, Mr. Powlus or Mr. Walters was a passenger was divided by the number of our employees on the same flight for purposes of determining the amount attributable to each of them for such trips. Fixed costs such as the monthly third-party management fee associated with the airplane were excluded in making this calculation.

Additional items shown as “All Other Compensation” for 2020 include: employer matching contributions and credits to the 401(k) Employee Savings Plan and the Non-Qualified Savings and Retirement Plan (Mr. Barnes, $93,654; Mr. Powlus, $38,441; Mr. Rosato, $37,324; Mr. Tengel, $24,496; and Mr. Walters, $43,516); employer retirement contributions and credits to the 401(k) Employee Savings Plan and the Non-Qualified Savings and Retirement Plan (Mr. Barnes, $70,240; Mr. Powlus, $28,831; Mr. Rosato, $27,993; Mr. Tengel, $36,192; and Mr. Walters, $32,637); life insurance premiums ($551 for each named executive officer); the employer-paid portion of medical and/or dental insurance premiums ($14,729 for Mr. Barnes; $8,757 for Powlus; $15,449 for Mr. Rosato; $12,541 for Mr. Tengel; and $12,541 for Mr. Walters); and for Mr. Powlus, tax gross-up payments of $10,379 with respect to the local housing expenses paid on his behalf.

The employer retirement credits made to the Non-Qualified Savings and Retirement Plan were made in 2021 with respect to services rendered during 2020 and, accordingly, are reflected in the table entitled “Non-Qualified Deferred Compensation” appearing elsewhere in this section.

Grant of Plan-Based Awards in 2020

The following table sets forth information concerning grants of plan-based awards made in 2020 to the named executive officers under the Short-Term Incentive Plan, the 2014 Long-Term Incentive Plan as amended and restated in 2017, and the Employee Stock Ownership Plan (“ESOP”).

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(2)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards; Number of Shares of Stock or	All Other Option Awards; Number of Securities Underlying	Exercise or Base Price of Option	Closing Market Price on Grant	Grant Date Fair Value of Stock and Option
Name and Grant Date(1)	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (#)	Options (#)	Awards ($/Sh)(3)	Date ($)(3)	Awards ($)
John P. Barnes
Jan. 28, 2020(4)							239			$15.85	$3,789
Feb. 20, 2020(5)	$622,411	$1,244,821	$2,489,642
Feb. 20, 2020(6)				15,068	90,407	135,611					1,595,412
Feb. 20, 2020(6)							45,204			16.35	732,983
Feb. 20, 2020(6)								443,118	$16.22	16.35	740,007
Lee C. Powlus
Jan. 28, 2020(4)							239			$15.85	$3,789
Feb. 20, 2020(5)	$207,305	$414,610	$829,220
Feb. 20, 2020(6)				2,920	17,517	26,276					309,122
Feb. 20, 2020(6)							8,758			16.35	142,011
Feb. 20, 2020(6)								85,857	$16.22	16.35	143,381
R. David Rosato
Jan. 28, 2020(4)							239			$15.85	$3,789
Feb. 20, 2020(5)	$205,607	$411,213	$822,426
Feb. 20, 2020(6)				2,896	17,373	26,060					306,581
Feb. 20, 2020(6)							8,687			16.35	140,860
Feb. 20, 2020(6)								85,153	$16.22	16.35	142,206
Jeffrey J. Tengel
Jan. 28, 2020(4)							239			$15.85	$3,789
Feb. 20, 2020(5)	$276,750	$553,500	$1,107,000
Feb. 20, 2020(6)				3,779	22,676	34,014					400,163
Feb. 20, 2020(6)							11,338			16.35	183,846
Feb. 20, 2020(6)								111,145	$16.22	16.35	185,612
Kirk W. Walters
Jan. 28, 2020(4)							239			$15.85	$3,789
Feb. 20, 2020(5)	$236,841	$473,682	$947,364
Feb. 20, 2020(6)				2,695	16,172	24,258					285,387
Feb. 20, 2020(6)							8,086			16.35	131,114
Feb. 20, 2020(6)								79,264	$16.22	16.35	132,371

(1)

For equity grants other than those made pursuant to the ESOP, this is the date grants were approved by the independent members of the board of directors. Share allocations made pursuant to the ESOP are made as soon as administratively practicable following the date shares are released by the ESOP trustee from the ESOP’s loan repayment account in accordance with the terms of the plan.

(2)

The threshold payment for a STIP Bonus (Non-Equity Incentive Plan Awards) is shown as 50% of the target amount. Zero payouts are also possible. The maximum payout with respect to a STIP Bonus award is 200% of the target amount. The threshold for an award of performance shares (Equity Incentive Plan Awards) assumes that threshold performance is achieved with respect to one of the three performance metrics and performance is below threshold with respect to the other two performance metrics. Zero payouts are also possible. The maximum payout with respect to a performance share award is 150% of the target amount. As discussed in the “Compensation Discussion and Analysis” section, these awards are the number of performance shares that a named executive officer may earn for the three-year performance period starting January 1, 2020 and ending on December 31, 2022 based on the performance measures described in that section.

(3)

Exercise price is equal to “fair market value” which we define as the average of the high and low stock price on the grant date. This will usually differ from the closing price on the grant date. The fair value of shares allocated to each executive pursuant to the ESOP is based on the closing price on the date the allocation is made.

(4)	Allocated pursuant to ESOP.
(5)	STIP Bonus award for 2020, payable in 2021.
(6)	All awards made pursuant to 2014 Long-Term Incentive Plan as amended and restated in 2017.

All stock and option awards, and performance share awards shown in this table were made pursuant to the 2014 Long-Term Incentive Plan (as amended and restated in 2017) and the ESOP, as noted. We define “fair market value” as the average of the high and low trading price of the common stock on The Nasdaq Stock Market on the date of grant or, if no trades take place on that date, the most recent day for which trading data is available.

Cash dividends with respect to grants of shares of restricted stock made in 2017 or later accrue after the date of grant and during the vesting period will be credited to the grantee at the same time as dividends are paid on all other shares of our common stock, and will vest and be paid to the grantee at the end of the vesting period. Cash dividends paid with respect to shares of stock allocated to the participant’s account in the ESOP, whether or not vested, may be paid to the participant at the same time as dividends are paid on all other shares of our common stock or may be reinvested in additional shares of common stock, at the participant’s election. Cash dividends with respect to performance shares that accrue after the date of grant and during the performance period will be credited to the grantee at the same time as dividends are paid on all other shares of our common stock, and will vest and be paid to the grantee at the end of the performance period based on the number of performance shares earned. Once a grantee turns age 65, unvested shares of restricted stock are no longer subject to a risk of forfeiture under the plan and grant agreements, and all accrued dividends are paid out to the grantee. Cash dividends paid to grantees that are age 65 or older with respect to grants of shares of restricted stock are paid to the grantee at the same time as dividends are paid on all other shares of our common stock, regardless of whether awards have vested.

Stock and option awards, and performance share awards made to the named executive officers in 2020 will vest as described below:

Source of Grant (Plan Name)	Grant Date(s)	Vesting Schedule
2014 Long-Term Incentive Plan	Feb. 20, 2020	Stock and option awards: 33 1/3% on Mar. 1 following each of the first three anniversaries of the grant date, subject to continued employment on the applicable vesting date
	Feb. 20, 2020	Performance share awards: 100% on Mar. 1 following the third anniversary of the grant date subject to continued employment on the applicable vesting date and achievement of the relevant performance metrics

For a description of the vesting of stock, option and performance share awards in the event of certain terminations or upon a change in control, see “—Potential Payments Upon Termination or Change in Control—Long-Term Incentive Plan.” A participant in the ESOP becomes fully vested once he or she has completed five years of credited service, as defined in the plan. All of the named executive officers are fully vested in shares allocated to their accounts under this plan.

For purposes of this table, the grant date fair value of stock awards is generally equal to the number of shares awarded multiplied by the fair value of the shares as determined pursuant to the applicable plan. For stock allocated pursuant to the ESOP, the fair value is assumed to be equal to the closing price of the common stock on the date the shares were allocated to participants’ accounts. The grant date fair value of options is determined using the Black-Scholes option pricing model with the assumptions set forth in the text following the Summary Compensation Table for the specified grant date. The grant date value of the performance shares was computed in accordance with FASB ASC Topic 718 using the assumptions discussed in Note 19 of our 2020 Annual Report on Form 10-K.

Outstanding Equity Awards at Fiscal 2020 Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
John P. Barnes	108,591	—		13.42	Feb. 17, 2021	11,981	(a)	$154,914	111,359	(e)	$1,439,872
	106,006	—		12.94	Feb. 21, 2023	27,840	(b)	359,971	75,339	(f)	974,133
	474,684	—		13.90	Feb. 20, 2024	45,204	(c)	584,488
	625,685	—		14.85	Feb. 19, 2025	95,847	(d)	1,239,302
	413,712	—		14.57	Feb. 18, 2026
	312,991	—		19.17	Feb. 16, 2027
	211,699	105,850	(a)	19.71	Feb. 15, 2028
	122,672	245,346	(b)	17.63	Feb. 21, 2029
	—	443,118	(c)	16.22	Feb. 20, 2030
Lee C. Powlus	29,537	—		13.42	Feb. 17, 2021	2,415	(a)	$31,226	21,576	(e)	$278,978
	7,253	—		13.55	Jul. 21, 2021	5,394	(b)	69,744	14,598	(f)	188,752
	26,442	—		12.65	Feb. 16, 2022	8,758	(c)	113,241
	101,344	—		12.94	Feb. 21, 2023	19,313	(d)	249,717
	154,095	—		13.90	Feb. 20, 2024
	169,261	—		14.85	Feb. 19, 2025
	99,238	—		14.57	Feb. 18, 2026
	66,914	—		19.17	Feb. 16, 2027
	42,658	21,330	(a)	19.71	Feb. 15, 2028
	23,768	47,538	(b)	17.63	Feb. 21, 2029
	—	85,857	(c)	16.22	Feb. 20, 2030
R. David Rosato	12,432	—		$13.42	Feb. 17, 2021	2,395	(a)	$30,967	21,400	(e)	$276,702
	15,209	—		12.65	Feb. 16, 2022	5,350	(b)	69,176	14,478	(f)	187,201
	29,218	—		12.94	Feb. 21, 2023	8,687	(c)	112,323
	43,359	—		13.90	Feb. 20, 2024	19,156	(d)	247,687
	80,157	—		14.12	May 15, 2024
	169,521	—		14.85	Feb. 19, 2025
	99,390	—		14.57	Feb. 18, 2026
	66,366	—		19.17	Feb. 16, 2027
	42,309	21,155	(a)	19.71	Feb. 15, 2028
	25,573	47,148	(b)	17.63	Feb. 21, 2029
	—	85,153	(c)	16.22	Feb. 20, 2030
Jeffrey J. Tengel	61,075	—		$12.65	Feb. 16, 2022	2,695	(a)	$34,846	27,932	(e)	$361,161
	190,780	—		14.85	Feb. 19, 2025	6,983	(b)	90,290	18,897	(f)	244,338
	111,854	—		14.57	Feb. 18, 2026	11,338	(c)	146,600
	74,688	—		19.17	Feb. 16, 2027	21,557	(d)	278,732
	47,615	23,808	(a)	19.71	Feb. 15, 2028
	30,679	61,539	(b)	17.63	Feb. 21, 2029
	—	111,145	(c)	16.22	Feb. 20, 2030
Kirk W. Walters	50,000	—		$12.30	Mar. 17, 2021	2,229	(a)	$28,821	19,920	(e)	$257,566
	86,433	—		12.65	Feb. 16, 2022	4,980	(b)	64,391	13,477	(f)	174,258
	165,637	—		12.94	Feb. 21, 2023	8,086	(c)	104,552
	245,799	—		13.90	Feb. 20, 2024	17,831	(d)	230,555
	154,110	—		14.85	Feb. 19, 2025
	90,354	—		14.57	Feb. 18, 2026
	60,332	—		19.17	Feb. 16, 2027
	39,383	19,692	(a)	19.71	Feb. 15, 2028
	21,943	43,887	(b)	17.63	Feb. 21, 2029
	—	79,264	(c)	16.22	Feb. 20, 2030

Vesting schedules for the footnoted items in the table above are as follows:

(a)	100% on Mar. 1, 2021
(b)	50% on Mar. 1, 2021; 50% on Mar. 1, 2022
(c)	One-third on Mar. 1, 2021; one-third on Mar. 1, 2022; one-third on Mar. 1, 2023
(d)

Vested on Mar. 1, 2021 according to the funding level achieved based on the performance measures during the three-year performance period starting January 1, 2018 and ending December 31, 2020, as disclosed in the section Compensation Discussion and Analysis—Payout of 2018 Performance Share Awards.

(e)	100% on Mar. 1, 2022 subject to the performance measures during the three-year performance period starting January 1, 2019 and ending December 31, 2021
(f)	100% on Mar. 1, 2023 subject to the performance measures during the three-year performance period starting January 1, 2020 and ending December 31, 2022

The market value of unvested stock and performance share awards was calculated for purposes of this table using a per-share value of $12.93, which was the closing price of our common stock on December 31, 2020.

For the performance shares granted on February 15, 2018, the table discloses the share awards that were outstanding and unvested as of December 31, 2020. In the table, the number and market value of shares with respect to Net Income and ROATCE reflect maximum performance because actual performance on those performance measures through December 31, 2020 was above maximum and at maximum, respectively. The number and market value of shares with respect to TSR reflect target performance because actual performance on that performance measure through December 31, 2020 was between threshold and target. The shares vested on March 1, 2021 in accordance with the funding level disclosed in the section Compensation Discussion and Analysis—Payout of 2018 Performance Share Awards. The funding level was based on the Company’s achievement for each of the equally-weighted performance measures over the three-year performance period that started on January 1, 2018 and ended on December 31, 2020.

Performance shares granted on February 21, 2019 will vest, if at all, based on the Company’s achievement with respect to each equally-weighted performance measure (Net Income, ROATCE and TSR) over the three-year performance period starting January 1, 2019 and ending on December 31, 2021. In the table, the number and market value of shares with respect to Net Income and ROATCE reflect maximum performance because actual performance on those performance measures through December 31, 2020 was at maximum. The number and market value of shares with respect to TSR reflect target performance because actual performance on that performance measure through December 31, 2020 was between threshold and target. The actual number of shares that will vest and be distributed with respect to the 2019 performance share awards is not yet determinable.

Performance shares granted on February 20, 2020 will vest, if at all, based on the Company’s achievement with respect to each equally-weighted performance measure (Net Income, ROATCE and TSR) over the three-year performance period starting January 1, 2020 and ending on December 31, 2022. In the table, the number and market value of shares with respect to Net Income and ROATCE reflect threshold and maximum performance because actual performance on those performance measures through December 31, 2020 was below threshold and between target and maximum, respectively. The number and market value of shares with respect to TSR reflect threshold performance because actual performance on that performance measure through December 31, 2020 was below threshold. The actual number of shares that will vest and be distributed with respect to the 2020 performance share awards is not yet determinable.

The following table presents information about the exercise of stock options and the vesting of stock awards (ESOP, restricted stock awards and performance share awards) during 2020 for the named executive officers. Our NEOs did not exercise any options in 2020.

Stock Vested in 2020

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
John P. Barnes	239	$3,789
	36,679	513,139
	76,962	1,076,698
Lee C. Powlus	239	$3,789
	7,416	103,750
	16,453	230,177
R. David Rosato	239	$3,789
	7,355	102,896
	16,318	228,289
Jeffrey J. Tengel	239	$3,789
	8,758	122,524
	18,365	256,926
Kirk W. Walters	239	$3,789
	6,797	95,090
	14,836	207,556

Cash dividends with respect to grants of shares of restricted stock made in 2017 or later accrue after the date of grant and during the vesting period will be credited to the grantee at the same time as dividends are paid on all other shares of our common stock, and will vest and be paid to the grantee at the end of the vesting period. Cash dividends paid with respect to shares of stock allocated to the participant’s account in the ESOP, whether or not vested, may be paid to the participant at the same time as dividends are paid on all other shares of our common stock or may be reinvested in additional shares of common stock, at the participant’s election. Cash dividends with respect to performance shares that accrue after the date of grant and during the performance period will be credited to the grantee at the same time as dividends are paid on all other shares of our common stock, and will vest and be paid to the grantee at the end of the performance period based on the number of performance shares earned. Once a grantee turns age 65 (as with Messrs. Barnes and Walters in 2020) and unvested shares of restricted stock are no longer subject to a risk of forfeiture under the plan and grant agreements, all accrued dividends are paid out to the grantee. Cash dividends paid to grantees that are age 65 or older with respect to grants of shares of restricted stock are paid to the grantee at the same time as dividends are paid on all other shares of our common stock, regardless of whether awards have vested.

During 2020, the named executive officers received dividend payments on unvested shares of stock awards (restricted stock awards and earned performance share awards) under our equity incentive plans in the following amounts: Mr. Barnes, $262,027; Mr. Powlus, $44,710; Mr. Rosato, $44,343; Mr. Tengel, $50,246; and Mr. Walters, $51,002, which amounts for Messrs. Barnes and Walters, include dividends with respect to unvested shares of restricted stock of $50,995 and $10,572, respectively, by virtue of reaching age 65 in 2020.

Shares allocated pursuant to the ESOP during 2020 to the account of each named executive officer are shown in the following table and in the table entitled “Grant of Plan-Based Awards.” The table reflects the normal allocation of shares to ESOP participants’ accounts for the year ended December 31, 2019.

ESOP Shares Allocated on January 28, 2020
Mr. Barnes	239
Mr. Powlus	239
Mr. Rosato	239
Mr. Tengel	239
Mr. Walters	239

Employees must complete at least one full year of credited service for participation in the ESOP. Share allocations on January 28, 2020 were based on eligible compensation earned during 2019. The values shown in the “Option Exercises and Stock Vested” table for the shares allocated to the named executive officers’ ESOP accounts are also included in the “Stock Awards” column of the Summary Compensation Table.

Pension Benefits in 2020

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)(1)	Payments During Last Fiscal Year ($)
John P. Barnes	People’s United Bank, N.A. Employees’ Retirement Plan	22.2	$345,200	$—
Lee C. Powlus	People’s United Bank, N.A. Employees’ Retirement Plan	13.0	$76,600	$—

(1)

Values are as of December 31, 2020, which is the pension plan measurement date we use for financial reporting purposes. The valuation method and material assumptions applied in quantifying the present value of the current accrued benefits are as discussed in Note 18 (Employee Benefit Plans) of our 2020 Annual Report on Form 10-K.

Mr. Barnes and Mr. Powlus were participants in the former Chittenden Corporation Pension Account Plan, a tax-qualified defined benefit plan for which we assumed responsibility in 2008. As of October 1, 2018, the Chittenden Corporation Pension Account Plan was merged into the People’s United Bank, N.A. Employees’ Retirement Plan and the amounts shown are now provided under the People’s United Bank, N.A. Employees’ Retirement Plan. Amounts previously accrued under the former Chittenden Corporation Pension Account Plan are calculated separately under the People’s United Bank, N.A. Employees’ Retirement Plan pursuant to the same terms as under the former Chittenden Corporation Pension Account Plan. None of our other named executive officers are eligible to participate in any other People’s United defined benefit plans.

The former Chittenden Corporation Pension Account Plan was closed to new participants as of December 31, 2005. Benefits under the former Chittenden Corporation Pension Account Plan were frozen as of December 31, 2005 and no credited service accrued after that date. The component of the People’s United Bank, N.A. Employees’ Retirement Plan covering Mr. Barnes and Mr. Powlus is a cash balance plan. Consequently, values shown in the table for Mr. Barnes and Mr. Powlus represent the actual value of their respective accumulated benefits, without actuarial adjustments.

Retirement Plans

Employees’ Retirement Plan. The People’s United Bank, N.A. Employees’ Retirement Plan is a tax-qualified noncontributory defined benefit plan. The People’s United Bank Cap Excess Plan and the People’s United Bank Enhanced Senior Pension Plan (described below) are non-qualified supplemental defined benefit plans which together are referred to as the Supplemental Retirement Plans.

Employees who began employment with the Bank on or after August 14, 2006 are not eligible to participate in the Employees’ Retirement Plan or in the Supplemental Retirement Plans. With the exception of Mr. Barnes and Mr. Powlus who are covered under the Employees’ Retirement Plan as described above, none of our named executive officers are participants in these plans.

The Employees’ Retirement Plan provides retirement benefits for eligible employees. Subject to the limitations imposed under the Internal Revenue Code, benefit payments are based on the employee’s years of credited service and the higher of (a) the employee’s average annual compensation paid during the five consecutive calendar years during the last ten years of participation that produce the highest average, or (b) 12 times the employee’s average monthly compensation paid during the last 60 consecutive months during which the employee received a salary while a participant in the Employees’ Retirement Plan.

For purposes of the benefit calculation, compensation is the sum of salary and bonus, subject, for purposes of the Employees’ Retirement Plan benefit calculations, to the limits specified in the Internal Revenue Code. Under the Internal Revenue Code, compensation in excess of specified limits cannot be considered for purposes of determining benefits under the Employees’ Retirement Plan. The basic pension benefit is a lifetime annual pension payable to employees retiring at age 65 equal to 1.1% of average annual compensation up to average Social Security covered compensation (which is an average of Social Security wage bases), plus 1.7% of average annual compensation in excess of the retiree’s average Social Security covered compensation, all multiplied by the employee’s years of credited service up to 30 years.

Prior to its merger into the Employees’ Retirement Plan, the Chittenden Corporation Pension Account Plan was a tax-qualified noncontributory defined benefit plan. Substantially all former full-time employees of Chittenden who were age 21 with one year of service prior to 2006 participated in the Pension Account Plan. Messrs. Barnes and Powlus are the only named executive officers who were participants in that plan. This component of the Employees’ Retirement Plan is a cash balance plan under which each participant’s benefit is determined based on annual pay credits and interest credits made to each participant’s notional account. Effective December 31, 2005, the benefits earned under the Pension Account Plan formula were frozen. As a result, no additional pay credits have been made to accounts since that date. Interest credits will continue to be made until benefits are paid.

Under the former Chittenden Pension Account Plan formula under the Employees’ Retirement Plan, interest credits are based on the notional account balance on the last day of the prior plan year and the plan’s interest credit rate. The plan’s interest credit rate for a given year, which is specified by the plan documents, equals the average 12-month Treasury Bill rate during December of the preceding plan year plus 0.5%, subject to an 8.0% maximum rate. The interest credit rate for this plan during 2020 was 2.11%. Participants may choose among several forms of annuity for payment of their benefits, or may elect to receive their benefit in a lump sum. The annual single life annuity value is equal to the cash balance account at retirement age divided by a plan-specified annuity conversion factor. All annuity forms of payment are actuarially equivalent to the single life annuity. The lump sum payment amount is the greater of the participant’s cash balance account and the present value of the participant’s single life annuity benefit.

Cap Excess Plan. The Cap Excess Plan covers employees who are participants in the Employees’ Retirement Plan, who are otherwise eligible under the Cap Excess Plan and whose benefits under the Employees’ Retirement Plan are affected by limitations on compensation described above and limitations on benefit amounts payable by tax-qualified plans under the Internal Revenue Code. The Cap Excess Plan benefit is equal to the monthly benefit the participant would have received under the Employees’ Retirement Plan if those limitations did not apply, less the amount he or she would actually receive under that plan.

Enhanced Senior Pension Plan. The Enhanced Senior Pension Plan provides for the payment of supplemental pension benefits for employees who are otherwise eligible under the Enhanced Senior Pension Plan and have attained age 50. The Enhanced Senior Pension Plan provides for an annual target retirement benefit equal to the excess of (1) 50% of the average compensation that would be used in calculating Employees’ Retirement Plan benefits if the limitations on compensation imposed by the Internal Revenue Code did not apply, over (2) the benefits payable to the covered employee under any other qualified defined benefit plans maintained by the employee’s former employers, subject to certain exceptions. The target benefit is then reduced by 1/15th for each year of credited service with the Bank less than 15. Target benefits under the Enhanced Senior Pension Plan are offset by benefits payable under the Employees’ Retirement Plan and the Cap Excess Plan. A participant in the Enhanced Senior Pension Plan becomes vested upon attaining age 55 or upon completing five years of service (whichever is later), and in any event upon reaching his or her normal retirement date. In addition, all participants in the Enhanced Senior Pension Plan become fully vested upon a change in control of the Bank or on the date the Bank enters into an agreement which would result in a change in control if consummated.

The Supplemental Retirement Plans generally provide for payment of benefits in a lump sum on the later of (A) the first payroll date of the seventh month following the participant’s termination of service, or (B) the first payroll date of the month following the participant’s attainment of age 55. The lump sum amount is equal to the present value of the applicable plan benefit determined as set forth above, and is calculated using interest assumptions, mortality tables and all other actuarial factors applied under the Employees’ Retirement Plan for purposes of determining present values of benefits payable under that plan.

Effective December 31, 2011, the benefits earned under the three plans described above were frozen. Continued service with People’s United (and our affiliates) and all compensation earned for periods beginning after that date will be disregarded for purposes of calculating the benefits payable under these plans.

401(k) Employee Savings Plan. We maintain a tax-qualified defined contribution plan for substantially all employees, with eligibility beginning as of the first day of the calendar month following their hire date. Eligible employees may contribute from 1% to 50% of their annual compensation to the plan on a pre-tax basis each year, subject to limitations imposed by the Internal Revenue Code (for 2020 the limit was $19,500 exclusive of any catch-up contributions). Each year, we match 100% of a participant’s contributions up to 4% of earnings (as defined in the plan). All of the named executive officers are eligible to participate in the 401(k) Employee Savings Plan.

Employees receive an “employer retirement contribution” to their accounts under the plan, in an annual amount equal to 3% of the employee’s eligible earnings. Employees must satisfy certain eligibility requirements in order to qualify for this benefit. All of the named executive officers were eligible to receive the employer retirement contribution under the 401(k) Employee Savings Plan for 2020.

Non-Qualified Savings and Retirement Plan. We maintain a Non-Qualified Savings and Retirement Plan which covers certain eligible employees who are also eligible to participate in the 401(k) Employee Savings Plan. Eligible employees (including all named executive officers) may contribute from 1% to 50% of their annual salary and STIP Bonus on a pre-tax basis each year without regard to Internal Revenue Code limits. The plan allows a participant to defer amounts on a non-tax-qualified basis whether or not he or she is eligible (or elects) to contribute to the 401(k) Employee Savings Plan.

The Non-Qualified Savings and Retirement Plan includes an employer match feature that is substantially similar to the match feature in the 401(k) Employee Savings Plan. Matching contributions are made in the form of credits to the Non-Qualified Savings and Retirement Plan participant’s account under the plan. The match is equal to the lesser of 4% of the participant’s eligible compensation, or the amount of the participant’s actual contribution to the Non-Qualified Savings and Retirement Plan for the applicable year. The amount of our matching contributions for a participant in the Non-Qualified Savings and Retirement Plan is offset by the maximum amount of matching contributions the participant could have received under the 401(k) Employee Savings Plan.

Employees who are eligible to participate in the Non-Qualified Savings and Retirement Plan receive a “restoration contribution” to their account under the Non-Qualified Savings and Retirement Plan, in an annual amount equal to 3% of the employee’s eligible earnings in excess of applicable Internal Revenue Code limits. Each of the named executive officers was eligible to receive this contribution with respect to 2020.

Chittenden Corporation Supplemental Executive Savings Plan. The Chittenden Corporation Supplemental Executive Savings Plan is a non-qualified defined contribution plan which became frozen to future contributions at the end of 2007. Senior executives of Chittenden Corporation were eligible to make salary deferral elections pursuant to this plan. No named executive officer other than Messrs. Barnes and Powlus has any balances credited to this plan.

The following table sets forth information regarding the Non-Qualified Savings and Retirement Plan and (in the case of Messrs. Barnes and Powlus) the Chittenden Corporation Supplemental Executive Savings Plan. Messrs. Rosato, Tengel and Walters do not participate in the Chittenden Corporation Supplemental Executive Savings Plan.

Non-Qualified Deferred Compensation for 2020

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
John P. Barnes, Non-Qualified Savings & Retirement Plan	$166,521	$160,201	$250,288	$—	$6,856,235
John P. Barnes, Chittenden Corp. Supp. Exec. Savings Plan	$—	$—	$3,472	$—	$92,994
Lee C. Powlus, Non-Qualified Savings & Retirement Plan	$48,051	$52,338	$92,375	$—	$2,527,110
Lee C. Powlus, Chittenden Corp. Supp. Exec. Savings Plan	$—	$—	$819	$—	$21,950
R. David Rosato	$157,449	$48,393	$57,311	$—	$1,638,437
Jeffrey J. Tengel	$61,240	$42,689	$27,906	$—	$801,960
Kirk W. Walters	$43,515	$60,309	$35,706	$—	$1,012,840

A portion of the amounts shown in this table in the column headed “Executive Contributions in Last FY” are also reported and included in the “Salary” column as compensation for 2020 in the Summary Compensation Table.

Amounts shown in this table in the column headed “Registrant Contributions in Last FY” are also reported and included in the “All Other Compensation” column as compensation for 2020 in the Summary Compensation Table to the extent they constitute employer matching credits made pursuant to the plan during 2020, but are not included in the Summary Compensation Table to the extent they constitute retirement credits made in 2020 with respect to services rendered in 2019 for those named executive officers who were eligible to receive such credits under this plan.

The “Aggregate Earnings in Last FY” column reported in this table include the following amounts that are included in the Summary Compensation Table under “Change in Pension Value and Nonqualified Deferred Compensation Earnings”: for Mr. Barnes, $2,230 earned under the Chittenden Corporation Supplemental Executive Savings Plan and $160,737 earned under the Non-Qualified Savings and Retirement Plan; for Mr. Powlus, $526 earned under the Chittenden Corporation Supplemental Executive Savings Plan and $59,324 earned under the Non-Qualified Savings and Retirement Plan; for Mr. Rosato, $36,806; for Mr. Tengel, $17,921; and for Mr. Walters, $22,931, all earned under the Non-Qualified Savings and Retirement Plan.

The “Aggregate Balance at Last FYE” column reported in this table includes the following amounts that were previously reported in the Summary Compensation Table as 2019 and 2018 compensation: for Mr. Barnes, $1,799 under the Chittenden Supplemental Executive Savings Plan and $410,454 under the Non-Qualified Savings and Retirement Plan; for Mr. Powlus, $425 under the Chittenden Supplemental Executive Savings Plan and $136,216 under the Non-Qualified Savings and Retirement Plan; for Mr. Rosato, $113,638; for Mr. Tengel, $76,176; and for Mr. Walters, $117,034, each under the Non-Qualified Savings and Retirement Plan.

Balances credited to a participant’s account under the Non-Qualified Savings and Retirement Plan are credited with interest at a fixed rate set in 2019 by the Board or assigned committee thereof. During 2020, this rate was 3.745% which is equal to the average of the yield for each of the 12 months ended September 30, 2019 for debt obligations having a 15-year maturity issued by A-rated U.S. Banks, as published by Bloomberg (screen reference key BVCSUA15). This rate is subject to review, revision and approval by the Board or assigned committee thereof.

Non-Qualified Savings and Retirement Plan balances are distributable at the executive’s election (a) in a lump sum, or (b) in annual installments over a five- or ten- year period. The lump sum payment or the first installment payment will be made no earlier than the first payroll period in the seventh month following the executive’s termination of employment unless a later payment or commencement date is required for compliance with Section 409A of the Internal Revenue Code. Participants may choose different payout options for balances attributable to salary deferrals and retirement credits prior to 2013 and for balances attributable to salary deferrals and retirement credits in each year thereafter.

Interest credits are made to participants’ accounts under the Chittenden Corporation Supplemental Executive Savings Plan in the same manner and at the same rate as under the Non-Qualified Savings and Retirement Plan. Plan balances are distributable in a lump sum or in approximately equal annual installments over a period not to exceed 11 years, as elected by the executive. The participant may elect to have payments commence on one of the following dates: the first day of the month following six months after his severance date; the later of six months after his severance date or the beginning of the following calendar year; or at the participant’s attainment of the age specified in his distribution election form. A participant may change his payout election from time to time in accordance with the provisions of the plan, but may not accelerate the payment date.

Employee Stock Ownership Plan. In 2007, we established the People’s United Financial, Inc. Employee Stock Ownership Plan, or ESOP. The ESOP is a tax-qualified, broad-based employee benefit program. The ESOP purchased 10,453,575 shares of our common stock in the open market in April 2007, using the proceeds of a loan we made to the ESOP. All of the purchased shares were initially pledged as security for the repayment of that loan. As the loan is paid down, a portion of these shares are released for allocation to participants in the ESOP. Approximately 348,452 shares were released for allocation to participants’ accounts on December 31, 2019, with an equal number of shares scheduled to be released for allocation on an annual basis until all shares have been released.

The number of shares allocated to each ESOP participant at year-end is determined by comparing the participant’s annual earnings (up to $280,000 for 2019) to the annual earnings of all other eligible participants. On January 28, 2020, each named executive officer received an allocation of approximately 239 shares with a value of $3,789 with respect to the 2019 calendar year.

Shares allocated to the accounts of ESOP participants are forfeited to the extent those shares are not vested at the time the participant’s employment is terminated. Forfeited shares may be used to defray expenses of operating the ESOP or, at management’s discretion, may be reallocated to the accounts of the remaining participants in the plan. Management has elected to use forfeited shares to defray ESOP expenses.

Shares allocated to the named executive officers’ accounts are shown in the table entitled “Grant of Plan-Based Awards”, and the value of those shares as of the date they were allocated is included in the “Stock Awards” column in the Summary Compensation Table.

Potential Payments Upon Termination or Change in Control

The following summaries set forth potential amounts payable to the named executive officers upon termination of employment or in the event we undergo a change in control. The term “change in control” or “change of control” is defined in each of the agreements or plans discussed below. While there are some slight differences in the wording, a change in control will generally result in the case of (1) certain mergers, consolidations and recapitalizations in which a majority of our shares or voting power is not held in the same proportion as prior to the transaction, (2) sale of all or substantially all of our assets, and the liquidation or dissolution of People’s United; (3) any person (with certain exceptions) acquiring beneficial ownership of securities having 25% or more of the voting power of our outstanding securities; and (4) a change (with certain exceptions) in a majority of the members of our board of directors.

Employment Agreements. None of the named executive officers is a party to an employment agreement with us.

Change in Control Agreements. We have agreements with each named executive officer providing certain benefits in the event the executive’s employment is terminated under specified circumstances and within a specified period of time following a change in control. Each such agreement (a “Change in Control Agreement”) remains in effect until the executive’s employment is terminated prior to the occurrence of a change in control, or termination of the executive’s employment following the “protection period” following a change in control.

If an executive’s employment is terminated without “cause”, or the executive resigns for “good reason” (each as defined in the Change in Control Agreement), within three years following the occurrence of a change in control at a time when the Change in Control Agreement is in effect, we will make payments and provide benefits to the covered officer as follows:

•

Cash severance equal to three times the sum of (a) the covered officer’s annual base salary as in effect immediately prior to termination of employment plus (b) the target amount of the covered officer’s annual cash bonus for the year prior to the year in which the change in control occurs;

•	A pro-rated portion of the covered officer’s target annual cash bonus for the year prior to the year in which the termination occurs:

•

An amount equal to the retirement benefits the covered officer would have earned if he had remained employed for two additional years following the date his employment is terminated, under our qualified and non-qualified retirement plans in which he participates; and

•

Continued participation for two years by the executive, his spouse and his dependents in our group health plans in which he participates, or substantially equivalent medical coverage if the covered officer cannot continue participation in our plans.

As a condition to receiving any of the payments or benefits described above, the covered officer must first sign and deliver a release of claims to us.

The Change in Control Agreements are not employment agreements. We may terminate any covered officer’s employment at any time, without triggering any payment obligations under these agreements.

In March 2010, the board of directors indicated that it does not intend to approve inclusion of excise tax gross-up provisions in any future change in control agreements or employment agreements that include change in control provisions. The Change in Control Agreements to which each of the named executive officers is a party do not include excise tax gross-up provisions.

Long-Term Incentive Plan. The 2014 Long-Term Incentive Plan, amended and restated in 2017, provides for discretionary awards of options to purchase common stock, stock appreciation rights, restricted stock awards, and other performance-based awards to eligible officers and employees as determined by a committee of the board of directors consisting of two or more outside directors. The Long-Term Incentive Plan is not subject to ERISA and is not a tax-qualified plan. Update for brief mention of planned amendment this year.

Under the 2014 Long-Term Incentive Plan, upon the occurrence of a change in control, all awards previously made pursuant to the plan or any predecessor to the plan (whether cash-based or equity-based) are subject to double trigger provisions. In the event of a change of control under the agreements, if the awards are not assumed or converted upon a change in control, the awards will vest immediately. Performance share awards will vest pro-rata based on the fractional part of the performance period that has occurred at the time of the change in control and at target performance.

2007 Recognition and Retention Plan. This plan provided for discretionary awards in the form of restricted stock to our eligible directors, officers and employees. The Recognition and Retention Plan is not subject to ERISA and is not a tax-qualified plan. Upon the occurrence of a change in control, all awards of restricted stock previously made pursuant to the plan will immediately vest, if not already vested in accordance with their terms. No new awards may be granted pursuant to this plan.

2007 Stock Option Plan. This plan provided for discretionary awards in the form of stock options to our eligible directors, officers and employees. The Stock Option Plan is not subject to ERISA and is not a tax-qualified plan. Upon the occurrence of a change in control, all awards of stock options previously made pursuant to the plan will immediately vest, if not already vested in accordance with their terms. No new awards may be granted pursuant to this plan. All of our NEOs are fully vested in shares allocated to their accounts under this plan.

Employee Stock Ownership Plan. This plan, which is described earlier, is a tax-qualified plan subject to ERISA. Upon the occurrence of a change in control, all shares of our common stock previously credited to participants’ accounts will immediately vest, if not already vested in accordance with the normal vesting schedule provided in the plan.

The following tables set forth the estimated value of the payments and benefits that would have been paid to the named executive officers under the terms of the Long-Term Incentive Plan and all predecessor equity-based incentive compensation plans, and the change in control agreements for each named executive officer, in each case assuming the event giving rise to the payment occurred on December 31, 2020, which was the last business day of 2020. Information presented in these tables reflects the following:

•	Amounts shown do not include any proceeds from employer-paid life insurance policies.

•	The annual cash incentive amount actually paid to each named executive officer for 2020 is shown in the Summary Compensation Table in the column headed “Non-Equity Incentive Plan Compensation.”

•	Equity values are based on the $12.93 closing price of our common stock on December 31, 2020.

•

With the exception of Messrs. Barnes and Powlus who were participants in the former Chittenden Corporation Pension Account Plan (merged into the People’s United Bank, N.A. Employees’ Retirement Plan), none of the named executive officers is a participant in any of our defined benefit pension plans.

•

For all named executive officers, health benefits continue for two additional years in the event of a change in control. Mr. Walters is eligible to continue participating in the Company’s health plans until he is eligible for Medicare, and health benefits continue for two additional years under a change in control. The amounts shown assume 2020 rates.

•

Amounts shown for the change-in-control value of restricted stock awards and unexercisable options may differ slightly from amounts calculated by reference to the table entitled “Outstanding Equity Awards at Fiscal Year-End” due to rounding.

John P. Barnes

Benefit	For Cause	Retirement	Death	Disability	Without Cause	Change in Control
Cash Severance	$—	$—	$—	$—	$—	$7,811,181
Annual Cash Incentive	$—	$—	$1,244,821	$1,244,821	$—	$—
Equity
Performance Shares	$—	$2,248,863	$2,248,863	$2,248,863	$—	$1,110,635
Restricted Stock	$—	$1,099,373	$1,099,373	$1,099,373	$—	$1,099,373
Unexercisable Options	$—	$0	$0	$0	$—	$0
Total Equity	$—	$3,348,236	$3,348,236	$3,348,236	$—	$2,210,009
Retirement Benefits
Defined Benefit Plans	$—	$—	$—	$—	$—	$—
Defined Contribution Plans	$—	$—	$—	$—	$—	$134,143
Total Retirement Benefits	$—	$—	$—	$—	$—	$134,143
Other Benefits
Health	$—	$—	$—	$—	$—	$46,290
Outplacement	$—	$—	$—	$—	$—	$4,000
Total Other Benefits	$—	$—	$—	$—	$—	$50,290
Total Benefits	$—	$3,348,236	$4,593,057	$4,593,057	$—	$10,205,622

Lee C. Powlus

Benefit	Voluntary	For Cause	Death	Disability	Without Cause	Change in Control
Cash Severance	$—	$—	$—	$—	$—	$3,172,775
Annual Cash Incentive	$—	$—	$414,610	$414,610	$—	$—
Equity
Performance Shares	$—	$—	$435,728	$435,728	$—	$215,194
Restricted Stock	$—	$—	$214,211	$214,211	$—	$214,211
Unexercisable Options	$—	$—	$0	$0	$—	$0
Total Equity	$—	$—	$649,939	$649,939	$—	$429,405
Retirement Benefits
Defined Benefit Plans	$—	$—	$—	$—	$—	$—
Defined Contribution Plans	$—	$—	$—	$—	$—	$55,366
Total Retirement Benefits	$—	$—	$—	$—	$—	$55,366
Other Benefits
Health	$—	$—	$—	$—	$—	$26,725
Outplacement	$—	$—	$—	$—	$—	$4,000
Total Other Benefits	$—	$—	$—	$—	$—	$30,725
Total Benefits	$—	$—	$1,064,549	$1,064,549	$—	$3,688,271

R. David Rosato

Benefit	Voluntary	For Cause	Death	Disability	Without Cause	Change in Control
Cash Severance	$—	$—	$—	$—	$—	$3,086,937
Annual Cash Incentive	$—	$—	$411,213	$411,213	$—	$—
Equity
Performance Shares	$—	$—	$432,159	$432,159	$—	$213,436
Restricted Stock	$—	$—	$212,466	$212,466	$—	$212,466
Unexercisable Options	$—	$—	$0	$0	$—	$0
Total Equity	$—	$—	$644,625	$644,625	$—	$425,901
Retirement Benefits
Defined Benefit Plans	$—	$—	$—	$—	$—	$—
Defined Contribution Plans	$—	$—	$—	$—	$—	$54,912
Total Retirement Benefits	$—	$—	$—	$—	$—	$54,912
Other Benefits
Health	$—	$—	$—	$—	$—	$45,537
Outplacement	$—	$—	$—	$—	$—	$4,000
Total Other Benefits	$—	$—	$—	$—	$—	$49,537
Total Benefits	$—	$—	$1,005,838	$1,005,838	$—	$3,604,995

Jeffrey J. Tengel

Benefit	Voluntary	For Cause	Death	Disability	Without Cause	Change in Control
Cash Severance	$—	$—	$—	$—	$—	$4,005,000
Annual Cash Incentive	$—	$—	$553,500	$553,500	$—	$—
Equity
Performance Shares	$—	$—	$564,071	$564,071	$—	$278,590
Restricted Stock	$—	$—	$271,737	$271,737	$—	$271,737
Unexercisable Options	$—	$—	$0	$0	$—	$0
Total Equity	$—	$—	$835,808	$835,808	$—	$550,327
Retirement Benefits
Defined Benefit Plans	$—	$—	$—	$—	$—	$—
Defined Contribution Plans	$—	$—	$—	$—	$—	$69,300
Total Retirement Benefits	$—	$—	$—	$—	$—	$69,300
Other Benefits
Health	$—	$—	$—	$—	$—	$39,186
Outplacement	$—	$—	$—	$—	$—	$4,000
Total Other Benefits	$—	$—	$—	$—	$—	$43,186
Total Benefits	$—	$—	$1,389,308	$1,389,308	$—	$4,667,813

Kirk W. Walters

Benefit	For Cause	Retirement	Death	Disability	Without Cause	Change in Control
Cash Severance	$—	$—	$—	$—	$—	$3,427,455
Annual Cash Incentive	$—	$—	$473,682	$473,682	$—	$—
Equity
Performance Shares	$—	$402,278	$402,278	$402,278	$—	$198,682
Restricted Stock	$—	$197,764	$197,764	$197,764	$—	$197,764
Unexercisable Options	$—	$0	$0	$0	$—	$0
Total Equity	$—	$600,043	$600,043	$600,043	$—	$396,447
Retirement Benefits
Defined Benefit Plans	$—	$—	$—	$—	$—	$—
Defined Contribution Plans	$—	$—	$—	$—	$—	$59,307
Total Retirement Benefits	$—	$—	$—	$—	$—	$59,307
Other Benefits
Health	$—	$—	$—	$—	$—	$38,926
Outplacement	$—	$—	$—	$—	$—	$4,000
Total Other Benefits	$—	$—	$—	$—	$—	$42,926
Total Benefits	$—	$600,043	$1,073,725	$1,073,725	$—	$3,926,134

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of our board of directors is composed solely of individuals who are neither officers nor employees of People’s United, or any of our direct or indirect subsidiaries. During the fiscal year ended December 31, 2020, George Carter, Janet M. Hansen and Mark W. Richards served on the Compensation Committee and there were no interlocks, as defined under the rules and regulations of the Securities and Exchange Commission, between members of the Compensation Committee or our executive officers and entities with which such persons are affiliated.

Pay Ratio Disclosure

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K as adopted by the Securities and Exchange Commission in August 2015 (“Item 402(u)”), the Company is providing the following reasonable estimate of the ratio of the median of the annual total compensation of all of our employees except John P. Barnes, our Chief Executive Officer (“CEO”), to the annual total compensation of Mr. Barnes, calculated in a manner consistent with Item 402(u). For 2020, our last completed fiscal year:

•	The median of the annual total compensation of all of our employees, excluding our CEO, was $74,977.

•	The annual total compensation of our CEO was $5,898,111.

•	The ratio of the annual total compensation of our CEO to the median of the annual total compensation of all of our employees except our CEO was 79 to 1.

We determined that, as of December 31, 2020, our employee population consisted of approximately 5,987 individuals, including full-time, part-time and temporary employees (as reported in Item 1, Business, in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2021), all of whom were located in the United States.

To identify the “median employee” from our employee population as of December 31, 2020, we obtained the following compensation data from our internal payroll records for each employee in our employee population: (1) actual gross wages paid in 2020 which was comprised of (a) base pay plus overtime if applicable, (b) paid time off and holiday time, (c) incentive pay, (d) taxable stock events, and (e) any other income; (2) employer paid retirement benefits (i.e., 401(k) Employee Savings Plan including for eligible employees an employer retirement contribution, and Employee Stock Ownership Plan); and (3) employer paid health, welfare & life insurance (the sum of 1, 2 and 3 for each such employee is such employee’s “2020 Compensation”). We then ranked the 2020 Compensation received by all of the employees in our employee population as of December 31, 2020 other than our CEO to determine our median employee. Once we identified our median employee, to calculate our pay ratio for 2020, we combined all of the elements of such employee’s compensation for 2020 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K for the Summary Compensation Table. With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column of our Summary Compensation Table as set forth above.

Director Compensation

Compensation of the Board of Directors is established by the Board, upon recommendation of the Compensation Committee. Directors who are employed by us or any of our affiliates are not entitled to additional compensation for board or committee service. The non-employee directors receive compensation according to the following table:

Annual Compensation: Board, Lead Director and Committee Chairs:	Annual Retainers:
Directors’ Cash Retainer (all members)	$94,000
Directors’ Annual Equity Compensation (all members)	95,000
Additional Lead Director Compensation	165,000
Additional Committee Chairperson Compensation:
Audit Committee	$20,000
Enterprise Risk Committee	20,000
Compensation Committee	20,000

No separate compensation was paid to a director of the Bank who attends a board meeting that is held jointly with a board meeting of People’s United and who is compensated for that meeting.

As noted above, non-employee directors also receive director equity compensation in the form of our common stock under the People’s United Financial, Inc. Directors’ Equity Compensation Plan. Each director who is not an employee is granted an annual award of shares of our common stock based on a target dollar value of $95,000. These grants are made immediately following each annual meeting of shareholders. A person appointed as a director between annual meetings is eligible for a full or partial grant of an annual award at the time of his or her appointment, in the discretion of the Compensation Committee. No stock options may be granted pursuant to the Directors’ Equity Compensation Plan. A total of 258,714 shares remained available for issuance as stock grants pursuant to this Plan as of March 31, 2021. Information about vesting requirements applicable to shares awarded pursuant to this Plan appear in the text following the table headed “Directors’ Equity Compensation Plan” appearing below.

Non-employee directors may also receive compensation in the form of stock awards and stock options under the 2014 Long-Term Incentive Plan, as amended and restated in 2017 (hereinafter the “2014 Long-Term Incentive Plan”) and from time to time thereafter. The board of directors does not intend to make recurring grants under this Plan to non-employee directors, or otherwise to use this Plan as a routine source of equity compensation for directors. No grants were made to directors in 2020 under this Plan.

Cash dividends payable with respect to shares of common stock issued to directors under the Directors’ Equity Compensation Plan and, when applicable, under the 2014 Long-Term Incentive Plan are paid in the same amount and at the same time as dividends are paid to shareholders generally. Stock dividends, stock splits and similar transactions will have the same effect on shares of stock issued pursuant to the Directors’ Equity Compensation Plan and, when applicable, under the 2014 Long-Term Incentive Plan as on all other outstanding shares of our common stock.

Director Compensation Table

The following table sets forth information relating to the compensation of our directors during 2020. Amounts shown in the table include compensation paid to the named individuals as directors of the Bank.

Director Compensation in 2020(1)

	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)(3)	Total ($)
Collin P. Baron	$94,000	$94,460	$188,460
Kevin T. Bottomley(4)	39,166	—	39,166
George P. Carter	259,000	94,460	353,460
Jane Chwick	94,000	94,460	188,460
William F. Cruger, Jr.	114,000	94,460	208,460
John K. Dwight	114,000	94,460	208,460
Jerry Franklin	94,000	94,460	188,460
Janet M. Hansen	94,000	94,460	188,460
Nancy McAllister	94,000	94,460	188,460
Mark W. Richards	114,000	94,460	208,460

(1)

The columns disclosing option awards, non-equity incentive plan compensation, all other compensation and changes in pension value and nonqualified deferred compensation earnings have been omitted from the table because no director earned any compensation during 2020 of a type required to be disclosed in those columns.

(2)	Includes annual cash retainer and Committee chair retainer (if applicable).
(3)	Reflects grant-date value ($11.30 per share) of 8,363 shares awarded on May 21, 2020, pursuant to the Directors’ Equity Compensation Plan, to each director.
(4)	Mr. Bottomley did not stand for re-election following the Company’s 2020 annual meeting when his term ended.

Information about shares awarded under equity compensation plans in 2020 or in prior years that had not vested as of December 31, 2020 is as follows (values determined by reference to the $12.93 closing price of our common stock on December 31, 2020):

Directors’ Equity Compensation Plan

	Unvested Shares Outstanding at Dec. 31, 2020
	Number	Aggregate Value
Each non-employee director	8,363	$108,134

Shares of common stock issued under this plan become vested on the earliest to occur of (a) the first anniversary of the grant date, (b) the date of the annual meeting of shareholders in the year following the grant date, (c) the date a director’s board service terminates due to death or disability, or (d) a change in control of People’s United. These shares are not subject to any post-vesting transfer restriction period. As of March 31, 2021, a total of 75,267 shares issued pursuant to the Directors’ Equity Compensation Plan remained unvested.

No stock or stock option grants were made in 2020 to non-employee directors under any other equity compensation plan maintained by the Company. No shares awarded to directors under any other equity compensation plan in prior years remain unvested.

Prior to 2008, Messrs. Dwight and Richards deferred a portion of their director compensation pursuant to a non-qualified deferred compensation plan maintained by Chittenden for the benefit of its directors. We assumed responsibility for this plan in 2008. Account balances for Messrs. Dwight and Richards under this plan are deemed invested in shares of our common stock, and future distributions from the plan will be made to Messrs. Dwight and Richards in the form of shares of our common stock rather than in cash. For the period from January 1, 2020 through December 31, 2020, the value of Mr. Dwight’s and Mr. Richards’ accounts under this plan decreased by $216,953 and $609,930, respectively. The change in value during the year reflects the effect of scheduled distributions made to Mr. Richards from the plan during 2020, changes in the market price of our stock and the effect of the deemed reinvestment of dividends paid on an equivalent number of shares of our stock.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following table sets forth information as of March 2, 2021 with respect to beneficial ownership of our common stock by any person or group as defined in Section 13(d)(3) of the Securities Exchange Act of 1934 who is known by us to be the beneficial owner of more than five percent of the common stock.

Name and Address of Beneficial Owners	Number of Shares; Nature of Beneficial Ownership(1)		Percent of Common Stock Owned(2)
BlackRock, Inc. 55 East 52nd Street New York, NY 10055	31,290,463	(3)	7.3%
State Street Corporation State Street Financial Center One Lincoln Street Boston, MA 02111	60,777,069	(4)	14.3%
The Vanguard Group, Inc. 100 Vanguard Boulevard Malvern, PA 19355	46,802,201	(5)	11%

(1)	Based on information in the most recent Schedule 13D or 13G filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, unless otherwise indicated.
(2)	Shares reported as owned as of the date indicated on the Schedule as filed, expressed as a percentage of shares outstanding as of March 2, 2021.
(3)	BlackRock, Inc. reports having sole voting power with respect to 29,157,435 of these shares, and sole dispositive power with respect to all of these shares.
(4)	State Street Corporation reports having shared voting power with respect to 59,267,172 of these shares and shared dispositive power with respect to 60,773,210 of these shares.
(5)

The Vanguard Group, Inc. reports having sole voting power with respect to none of these shares, shared voting power with respect to 571,256 of these shares, sole dispositive power with respect to 45,296,807 of these shares, and shared dispositive power with respect to 1,505,394 of these shares.

We do not know of any other person who is the beneficial owner of more than 5% of our common stock as of the specified date.

Stock Ownership Guidelines for Directors and Executive Officers

Stock Ownership Guidelines. We have adopted guidelines for stock ownership by directors in order to encourage members of the Board to increase their ownership of our common stock over time. Under the guidelines, directors with at least five years of board service are expected to own shares of the Company’s common stock with an aggregate value of at least $400,000. The stock ownership of all members of the Board of Directors with at least five years of service was in compliance with applicable guidelines as of December 31, 2020. Ms. Chwick joined the Board in September 2017 and has not yet reached five years of board service.

We have also adopted guidelines for stock ownership by our senior executive officers. The Chief Executive Officer is expected to own shares valued at five times his base salary, while the other senior executive officers are expected to own shares valued at three times base salary. Compliance with these guidelines is expected to be achieved within a five-year phase-in period from the date of an executive’s promotion or hire. The stock ownership of all senior executive officers with at least five years of service from their promotion or hire was in compliance with applicable guidelines as of December 31, 2020. Messrs. Herron and Roberts were promoted to senior executive officers in May 2018 and have not yet reached five years of service in those positions. Ms. Berner and Mr. Boardman joined the Company in September 2018 and January 2020, respectively, and have not yet reached five years of service from hire.

Security Ownership of Management

The following table sets forth, as of March 2, 2021, the beneficial ownership of common stock and preferred stock by each director, each nominee for election as a director, each named executive officer (as defined below) who is not also a director, and by all directors and executive officers as a group. Except as indicated in the notes following the table, each person has sole voting and investment power with respect to the shares listed as being beneficially owned by such person.

	Common Stock		Series A Preferred Stock
	Amount and Nature of Beneficial Ownership(d)	Percent of Class	Amount and Nature of Beneficial Ownership(e)	Percent of Class
Directors and Nominees
John P. Barnes	3,380,048	.8%	—	—
Collin P. Baron	257,658	*	—	—
George P. Carter	203,685	*	—	—
Jane Chwick	19,365	*	—	—
William F. Cruger, Jr.	43,611	*	—	—
John K. Dwight(a)	213,832	*	—	—
Jerry Franklin	102,514	*	—	—
Janet M. Hansen	155,072	*	—	—
Nancy McAllister	51,520	*	8,000	*
Mark W. Richards(a)	240,169	*	8,000	*
Kirk W. Walters(b)	1,269,853	*	40,000	*
Named Executive Officers Who Are Not Directors(c)
Lee C. Powlus	920,229	*	—	—
R. David Rosato	771,553	*	3,232	*
Jeffrey J. Tengel	794,672	*	—	—
All Directors and Executive Officers as a Group (21 persons)	10,071,462	2.3%	59,232	0.6%

*	Denotes beneficial ownership of less than one-half of one percent of the outstanding shares of common stock or preferred stock.

(a)

Does not include additional shares of common stock owned by a non-qualified benefit trust for the benefit of Messrs. Dwight (72,389 shares) and Richards (83,060 shares) with respect to which the named directors have neither investment nor voting authority.

(b)	Common stock total includes shares held in entities owned by trusts in which Mr. Walters is a trustee.
(c)

The named executive officers consist of (1) the Chief Executive Officer (Mr. Barnes) and the Chief Financial Officer (Mr. Rosato), and (2) the three most highly compensated executive officers of the Company (Messrs. Powlus, Tengel and Walters) other than the Chief Executive Officer and Chief Financial Officer who were serving as executive officers at December 31, 2020.

(d)

Does not include performance share awards granted in 2020, which are discussed under the Compensation Discussion and Analysis section and as listed in the Executive Compensation Tables. Does include performance shares granted in 2018 that vested on March 1, 2021, as discussed under the Compensation Discussion and Analysis section.

(e)	Applicable percentage ownership of preferred stock is based on 10,000,000 shares of Series A preferred stock outstanding as of March 2, 2021.

Stock ownership totals include shares of common stock that are: subject to forfeiture if certain conditions are not satisfied (Column A); held indirectly through benefit plans (Column B); or subject to acquisition whether upon the exercise of stock options or otherwise within 60 days from March 2, 2021 (Column C), as follows:

	A	B	C
Directors:
John P. Barnes	94,601	10,445	2,643,678
Collin P. Baron	8,363	—	—
George P. Carter	8,363	—	—
Jane Chwick	8,363	—	—
William F. Cruger, Jr.	8,363	—	—
John K. Dwight	8,363	—	—
Jerry Franklin	8,363	—	—
Janet M. Hansen	8,363	—	—
Nancy McAllister	8,363	—	—
Mark W. Richards	8,363	—	—
Kirk W. Walters	16,805	12,592	932,047
Named Executive Officers Who Are Not Directors:
Lee C. Powlus	18,203	7,488	764,691
R. David Rosato	18,054	4,897	642,215
Jeffrey J. Tengel	23,565	3,638	608,406
All Directors and Executive Officers as a Group (21 persons)	440,356	133,868	6,753,643

Item 13. Certain Relationships and Related Transactions, and Director Independence

Director Independence

With the exception of Messrs. Barnes and Walters, our board has affirmatively determined that each of the directors is “independent” for purposes of the applicable listing standards of The Nasdaq Stock Market, including with respect to committee membership. Our board has determined that each of Messrs. Baron, Carter, Cruger, Dwight, Franklin and Richards, and Ms. Chwick, Hansen and McAllister is “independent” under the applicable sections of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In making its independence determinations, the board considered and reviewed all information known to it (including information identified through annual directors’ questionnaires). In determining that Mr. Baron is independent, the board considered the fact that Mr. Baron is a principal at a law firm that does business with, and which leases office space from, the Bank, and determined that these relationships do not compromise Mr. Baron’s independence or ability to serve effectively as a director of the Company.

Transactions with Certain Related Persons

We engage in banking transactions (including loans and other extensions of credit) in the ordinary course of business with various business organizations with which certain of our directors or executive officers are affiliated as officers, partners, members and shareholders. We also extend credit to our directors and executive officers and to members of their immediate families to the extent permitted under applicable laws and regulations. Such transactions are made in the ordinary course of business, are made on substantially the same terms (including interest rates and collateral), as those prevailing at the time for comparable loans with persons not affiliated with us, and do not involve more than the normal risk of collectability or present other unfavorable features.

From time to time, we may engage in transactions other than those described in the preceding paragraph and in which a director, executive officer or family member has or may have a direct or indirect material interest. We maintain a written related party transaction policy that specifies the standards for review and approval of these types of transactions. The policy requires the affected director or executive officer and the business unit or department leader responsible for a proposed transaction of this type to notify our General Counsel as soon as possible after becoming aware that such a transaction is being proposed. If our General Counsel determines that the proposed transaction is a reportable related party transaction for purposes of the policy, she will bring it to the attention of the Nominating and Corporate Governance Committee (NCGC) for its review and consideration. The Committee will evaluate the transaction based on all of the relevant facts and circumstances, including: the potential benefits to us, the potential impact on a director’s independence (where applicable), the availability of other sources for comparable products or services, the terms of the proposed transaction and the terms that would be available to unrelated third parties, and whether the proposed transaction would pose an improper conflict of interest for the affected director or executive officer. The NCGC may decide to refer the matter for consideration by the full board. No member of the Committee, or of the board in the case of a referral, may participate in the review or consideration of any transaction in which he or she may have an interest.

In the event a related party transaction has occurred but has not been previously approved in accordance with the policy, the transaction will also be submitted by the NCGC for its review. If the transaction is ongoing, the NCGC will evaluate all available options, including ratification, amendment or termination of the transaction. If the transaction has been completed, the NCGC will determine whether additional action is necessary and will request our General Counsel to investigate the reasons why the transaction was not previously submitted to the Committee for approval.

Our related party transaction policy supplements our other policies such as those designed to ensure compliance with Federal Reserve Regulation O, which governs lending to directors, executive officers and other insiders.

Except as described in the first paragraph of this section, during 2020 we did not engage in any transactions with any person or entity under circumstances where the director, executive officer or family member had a direct or indirect material interest in the transaction.

Item 14. Principal Accounting Fees and Services.

The Audit Committee has appointed the firm of KPMG LLP, certified public accountants, as our independent registered public accounting firm for the year ending December 31, 2021. KPMG LLP has served as our independent registered public accounting firm since 2007, and as the independent registered public accounting firm for the Bank since 1986. In taking this action, the Audit Committee reviewed the firm’s professional competence, proposed audit scope and related fees, and the types of non-audit services rendered by the firm and related fees. Fees billed to us by KPMG LLP (which includes fees billed to our affiliates) for professional services rendered during each of the two most recent fiscal years were as follows:

Audit Fees

Fees for the integrated audit of our annual consolidated financial statements and internal control over financial reporting, reviews of interim consolidated financial statements included in our Form 10-Q filings, and other audit services totaled $3,200,000 and $3,720,000 for the years ended December 31, 2020 and 2019, respectively. KPMG’s 2020 audit fees included significant work related to our adoption of the Current Expected Credit Losses (CECL) accounting standard and other financial accounting considerations brought about by the Covid-19 pandemic.

Audit-Related Fees

Fees for assurance and related services reasonably related to the audit or review of our financial statements and those of our subsidiaries (to the extent not classified as “Audit Fees”) totaled none in 2020 and in 2019.

Tax Fees

We did not pay any fees for tax compliance, tax advice or tax planning services to KPMG LLP either in 2020 or 2019.

All Other Fees

KPMG LLP did not provide or bill for any products and professional services other than those included in the three categories listed above either in 2020 or 2019.

The Audit Committee has sole authority to appoint our independent registered public accounting firm. In making this appointment, the Audit Committee carefully considered the firm’s qualifications as our auditors. This included a review of its performance in prior years, as well as its reputation for integrity and competence in the fields of accounting and auditing. The Committee has expressed its satisfaction with KPMG LLP in all of these respects. The Audit Committee also considered factors relating to the independence of KPMG LLP, including whether KPMG LLP’s provision of non-audit services (i.e., services giving rise to fees other than the audit fees disclosed above) is compatible with maintaining KPMG LLP’s independence.

By resolution adopted on February 15, 2018, the Audit Committee has delegated to William F. Cruger, Jr. (Chairman of the Audit Committee and an independent director under applicable listing standards) the authority to pre-approve the rendering of audit services and permissible non-audit services by our independent registered public accounting firm. Mr. Cruger is required to report any exercise of this authority to the full Audit Committee at its next scheduled meeting, and to seek the Audit Committee’s ratification of any action so taken.

Part IV

Item 15. Exhibits and Financial Statement Schedules

Financial statement schedules have been omitted as they are not applicable or the information is included in the consolidated financial statements or notes thereto included in the Form 10-K.

Exhibits

The following Exhibits are filed with this Report or are incorporated by reference. Each exhibit identified by an asterisk constitutes a management contract or compensatory plan, contract or arrangement.

Exhibit Index

Designation	Description

2.1*	Agreement and Plan of Merger, dated as of February 21, 2021, by and between M&T Bank Corporation, Bridge Merger Corp. and People’s United Financial, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2021)

3.1	Third Amended and Restated Certificate of Incorporation of People’s United Financial, Inc. (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2013)

3.2	Amended Eighth Amended and Restated Bylaws of People’s United Financial, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2018)

3.3	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation of People’s United Financial, Inc. (incorporated by reference to Exhibit 3.1(a) to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2016)

3.4	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation of People’s United Financial, Inc. (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2017)

4	Description of Registrant’s Securities (incorporated by reference to Exhibit 4 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2020)

4.1	Form of Stock Certificate of People’s United Financial, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 13, 2007 (Registration No. 333-138389))

4.2	Indenture, dated as of February 14, 2007, by and between Chittenden Corporation and The Bank of New York Trust Company, N.A. as Trustee (incorporated by reference to Exhibit 4.2 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

4.3	Form of Global Note, registered in the name of Cede & Co. as nominee (February 17, 2007) (incorporated by reference to Exhibit 4.3 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

4.5	Senior Indenture dated as of December 6, 2012 between People’s United Financial, Inc. and The Bank of New York Mellon as Trustee (incorporated by reference to Exhibit 4.5 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013)

4.6	Form of Global Note, registered in the name of Cede & Co. as nominee (December 6, 2012) (incorporated by reference to Exhibit 4.6 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013)

4.7	Issuing and Paying Agency Agreement dated June 26, 2014 between People’s United Bank as Issuer and Bank of New York Mellon as Agent (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2014)

4.8	Form of Global Subordinated Note, registered in the name of Cede & Co. as nominee (June 26, 2014) (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2014)

10.1*	Form of Change in Control Agreement (Senior Executive Vice Presidents) (incorporated by reference to Exhibit 10.2(c) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

10.2*	People’s United Financial, Inc. Short-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2017)

10.3*	Amended and Restated People’s Bank 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007)

10.4*	People’s United Financial, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010)

10.5*	Form of Stock Option Agreement under 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013)

Designation	Description

10.6*	Form of Grant Agreement for Restricted Stock under 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013)

10.7*	People’s United Financial, Inc. Amended and Restated 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2017)

10.7(a)*	Amendment No. 1 to the People’s United Financial, Inc. 2014 Long-Term Incentive Plan, as Amended and Restated, February 16, 2017 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2018)

10.7(b)*	Form of Grant Agreement for Performance Shares under the People’s United Financial, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7(a) to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2017)

10.7(c)*	Form of Grant Agreement for Stock Options under the People’s United Financial, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7(b) to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2017)

10.7(d)*	Form of Grant Agreement for Stock Options under the People’s United Financial, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7(c) to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2017)

10.7(e)*	Form of Grant Agreement for Restricted Stock under the People’s United Financial, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7(d) to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2017)

10.7(f)*	Form of Grant Agreement for Restricted Stock under the People’s United Financial, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7(e) to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2017)

10.8*	First Amended and Restated People’s United Bank Cap Excess Plan (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.8(a)*	First Amendment to the First Amended and Restated People’s United Bank Cap Excess Plan (incorporated by reference to Exhibit 10.9(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

10.9*	The People’s United Bank Enhanced Senior Pension Plan-First Amendment and Restatement (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.9(a)*	First Amendment to The People’s United Bank Enhanced Senior Pension Plan (incorporated by reference to Exhibit 10.10(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

10.10*	Non-Qualified Pension Trust Agreement, dated as of March 18, 1997, between People’s Bank and Morgan Guaranty Trust Company of New York (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on February 2, 2007 (Registration No. 333-138389))

10.10(a)*	Amendment to People’s Bank Non-Qualified Pension Trust Agreement (incorporated by reference to Exhibit 10.15(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008)

10.10(b)*	Trustee Engagement Agreement (Non-Qualified Pension Plans) dated May 21, 2014 between People’s United Bank and First Bankers Trust Services, Inc. (incorporated by reference to Exhibit 10.11(b) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2015)

10.11*	People’s United Bank, N.A. Nonqualified Savings and Retirement Plan (amended and restated as of January 1, 2016) (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016)

Designation	Description

10.12*	People’s Bank Supplemental Savings Plan Non-Qualified Trust Agreement, dated as of July 23, 1998, between People’s Bank and Morgan Guaranty Trust Company of New York (incorporated by reference to Exhibit 10.17 to Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on February 2, 2007 (Registration No. 333-138389))

10.12(a)*	Amendment to People’s Bank Supplemental Savings Plan Non-Qualified Trust Agreement (incorporated by reference to Exhibit 10.17(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008)

10.12(b)*	Trustee Engagement Agreement (Nonqualified Savings and Retirement Plan) dated May 21, 2014 between People’s United Bank and First Bankers Trust Services, Inc. (incorporated by reference to Exhibit 10.13(b) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2015)

10.13*	People’s United Financial, Inc. Third Amended and Restated Directors’ Equity Compensation Plan (incorporated by reference to Exhibit 4.5 to Form S-8 filed with the Securities and Exchange Commission on September 30, 2019)

10.14*	People’s Bank Change-in-Control Employee Severance Plan (incorporated by reference to Exhibit 10.25 to Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 13, 2007 (Registration No. 333-138389))

10.15*	People’s United Financial, Inc. 2007 Recognition and Retention Plan (amended) (incorporated by reference to Exhibit 10.26 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2008)

10.15(a)*	Form of Grant Agreement for Restricted Stock under 2007 Recognition and Retention Plan (incorporated by reference to Exhibit 10.16(d) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

10.16*	People’s United Financial, Inc. 2007 Stock Option Plan (amended) (incorporated by reference to Exhibit 10.27 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2008)

10.16(a)*	Form of Grant Agreement for Stock Options under 2007 Stock Option Plan (incorporated by reference to Exhibit 10.17(d) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

10.17*	Chittenden Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.28 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.17(a)*	Amendment No. 1 to the Chittenden Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.28(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.17(b)*	Amendment No. 2 to the Chittenden Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.18(b) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

10.17(c)*	Amendment No. 3 to the Chittenden Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.18(c) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

10.18*	The Chittenden Corporation Supplemental Executive Savings Plan (incorporated by reference to Exhibit 10.30 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.18(a)*	Amendment No. 1 to the Chittenden Corporation Supplemental Executive Savings Plan (incorporated by reference to Exhibit 10.30(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.18(b)*	Amendment No. 2 to the Chittenden Corporation Supplemental Executive Savings Plan (incorporated by reference to Exhibit 10.19(b) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

Designation	Description

10.19*	Purchase and Assumption Agreement dated as of April 16, 2010 among Federal Deposit Insurance Corporation as Receiver of Butler Bank, Federal Deposit Insurance Corporation, and People’s United Bank (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2010)

21**	Subsidiaries

23**	Consent of KPMG LLP

31.1**	Rule 13a-14(a)/15d-14(a) Certifications

31.2**	Rule 13a-14(a)/15d-14(a) Certifications

31.3	Rule 13a-14(a)/15d-14(a) Certifications

31.4	Rule 13a-14(a)/15d-14(a) Certifications

32**	Section 1350 Certifications

99.1**	Impact of Inflation

101.1**	The following financial information from People’s United Financial, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 formatted in Inline XBRL: (i) Consolidated Statements of Condition as of December 31, 2020 and 2019; (ii) Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2020, 2019 and 2018; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018; and (vi) Notes to Consolidated Financial Statements.

104	Cover page formatted in Inline XBRL and contained within Exhibit 101.1

*	This document has been identified as a management contract or compensatory plan or arrangement.
**	Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, People’s United Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLE’S UNITED FINANCIAL, INC.

Date: March 30, 2021	By:	/s/ John P. Barnes
John P. Barnes
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: March 30, 2021	By:	/s/ R. David Rosato
R. David Rosato
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)