Form 10-Q
period 2021-09-30
People's United Financial, Inc.
filed 2021-11-09
CIK 1378946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of October 31, 2021, there were 428,020,009 shares of the registrant’s common stock outstanding.

People’s United Financial Inc.
Form 10-Q

Part 1 - Financial Information
Item 1 - Financial Statements
People’s United Financial, Inc.
Consolidated Statements of Condition - (Unaudited)

(in millions)	September 30, 2021	December 31, 2020
Assets
Cash and due from banks	$410.6	$477.3
Short-term investments	7,723.0	3,766.0
Total cash and cash equivalents (note 2)	8,133.6	4,243.3
Securities (note 2):
Debt securities available-for-sale, at fair value	6,257.0	4,925.5
Debt securities held-to-maturity, at amortized cost and net of allowance for credit losses of $1.6 million at both dates (fair value of $4.13 billion and $4.27 billion)	3,929.8	3,993.8
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	264.7	266.6
Equity securities, at fair value	—	5.3
Total securities	10,451.5	9,191.2
Loans held-for-sale	9.8	26.5
Loans (notes 3, 4 and 5):
Commercial and industrial	12,769.0	14,982.3
Commercial real estate	12,662.6	13,336.9
Equipment financing	5,040.3	4,930.0
Total Commercial Portfolio	30,471.9	33,249.2
Residential mortgage	7,269.8	8,518.9
Home equity and other consumer	1,784.1	2,101.4
Total Retail Portfolio	9,053.9	10,620.3
Total loans	39,525.8	43,869.5
Less allowance for credit losses on loans	(352.4)	(425.1)
Total loans, net	39,173.4	43,444.4
Goodwill (note 8)	2,680.8	2,680.8
Bank-owned life insurance	716.5	711.6
Premises and equipment, net	249.9	276.7
Other acquisition-related intangible assets (note 8)	136.1	165.1
Other assets (notes 1, 2, 3, 5 and 13)	2,121.0	2,352.2
Total assets	$63,672.6	$63,091.8
Liabilities
Deposits:
Non-interest-bearing	$16,334.6	$15,881.7
Savings	6,685.4	6,029.7
Interest-bearing checking and money market	25,614.7	24,567.5
Time	4,236.6	5,658.8
Total deposits	52,871.3	52,137.7
Borrowings:
Federal Home Loan Bank advances	569.6	569.7
Customer repurchase agreements	407.8	452.9
Federal funds purchased	—	125.0
Total borrowings	977.4	1,147.6
Notes and debentures	999.4	1,009.6
Other liabilities (notes 1, 4, 5 and 13)	1,041.5	1,194.1
Total liabilities	55,889.6	55,489.0
Commitments and contingencies (notes 1, 5 and 10)
Stockholders’ Equity (notes 1, 6 and 9)
Preferred stock ($0.01 par value; 50.0 million shares authorized; 10.0 million shares issued and outstanding at both dates)	244.1	244.1
Common stock ($0.01 par value; 1.95 billion shares authorized; 536.8 million shares and 533.7 million shares issued)	5.4	5.3
Additional paid-in capital	7,714.9	7,663.6
Retained earnings	1,574.7	1,363.6
Unallocated common stock of Employee Stock Ownership Plan, at cost (5.3 million shares and 5.6 million shares)	(110.2)	(115.6)
Accumulated other comprehensive loss	(176.9)	(89.2)
Treasury stock, at cost (109.0 million shares at both dates)	(1,469.0)	(1,469.0)
Total stockholders’ equity	7,783.0	7,602.8
Total liabilities and stockholders’ equity	$63,672.6	$63,091.8
See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.
Consolidated Statements of Income - (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per common share data)	2021	2020	2021	2020
Interest and dividend income:
Commercial and industrial	$104.3	$110.7	$328.3	$329.5
Commercial real estate	96.5	110.5	296.9	382.5
Equipment financing	62.3	65.4	187.6	201.2
Residential mortgage	58.8	82.1	193.1	257.3
Home equity and other consumer	15.2	19.9	47.9	68.0
Total interest on loans	337.1	388.6	1,053.8	1,238.5
Securities	53.8	47.5	157.6	148.5
Short-term investments	2.8	0.4	5.3	2.6
Loans held-for-sale	0.1	0.3	0.4	3.9
Total interest and dividend income	393.8	436.8	1,217.1	1,393.5
Interest expense:
Deposits	15.1	36.5	54.9	157.1
Borrowings	1.2	7.4	3.5	24.5
Notes and debentures	7.2	1.5	21.6	18.9
Total interest expense	23.5	45.4	80.0	200.5
Net interest income	370.3	391.4	1,137.1	1,193.0
Provision for credit losses on loans (note 4)	12.0	27.1	(42.3)	141.4
Provision for credit losses on securities (note 2)	0.1	(0.3)	—	(0.3)
Net interest income after provision for credit losses	358.2	364.6	1,179.4	1,051.9
Non-interest income:
Bank service charges	25.9	24.5	74.3	72.8
Investment management fees	21.1	18.8	62.5	54.3
Commercial banking lending fees	11.8	12.7	39.5	35.4
Operating lease income (note 5)	10.6	12.4	33.1	36.8
Cash management fees	9.6	8.8	28.4	24.3
Other non-interest income (notes 2 and 5)	21.4	23.9	56.2	90.9
Total non-interest income	100.4	101.1	294.0	314.5
Non-interest expense:
Compensation and benefits	167.7	166.5	518.1	508.2
Occupancy and equipment	50.2	49.1	149.3	148.1
Professional and outside services	27.6	24.1	91.2	88.3
Amortization of other acquisition-related intangible assets (note 8)	8.9	10.2	28.7	31.1
Regulatory assessments	6.6	8.4	22.5	25.8
Operating lease expense	7.0	9.3	22.4	27.9
Other non-interest expense	21.2	26.0	73.9	88.3
Total non-interest expense	289.2	293.6	906.1	917.7
Income before income tax expense	169.4	172.1	567.3	448.7
Income tax expense (note 1)	29.7	27.5	112.3	83.8
Net income	139.7	144.6	455.0	364.9
Preferred stock dividend	3.5	3.5	10.5	10.5
Net income available to common shareholders	$136.2	$141.1	$444.5	$354.4
Earnings per common share (note 7):
Basic	$0.32	$0.34	$1.06	$0.84
Diluted	0.32	0.34	1.05	0.84
See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.
Consolidated Statements of Comprehensive Income - (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Net income	$139.7	$144.6	$455.0	$364.9
Other comprehensive income (loss), net of tax:
Net actuarial gains and losses related to pension and other postretirement plans	2.0	1.5	7.5	4.7
Net unrealized gains and losses on debt securities available-for-sale	(35.0)	(5.9)	(99.2)	84.1
Amortization of unrealized losses on debt securities transferred to held-to-maturity	0.7	0.7	2.9	2.7
Net unrealized gains and losses on derivatives accounted for as cash flow hedges	0.2	(0.3)	1.1	(2.5)
Total other comprehensive income (loss), net of tax (note 6)	(32.1)	(4.0)	(87.7)	89.0
Total comprehensive income	$107.6	$140.6	$367.3	$453.9
See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.
Consolidated Statements of Changes in Stockholders’ Equity - (Unaudited)

Three months ended September 30, 2021 (in millions, except per common share data)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallocated ESOP (1) Common Stock	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance at June 30, 2021	$244.1	$5.4	$7,709.4	$1,516.5	$(112.0)	$(144.8)	$(1,469.0)	$7,749.6
Net income	—	—	—	139.7	—	—	—	139.7
Total other comprehensive loss, net of tax (note 6)	—	—	—	—	—	(32.1)	—	(32.1)
Cash dividend on common stock ($0.1825 per share)	—	—	—	(77.4)	—	—	—	(77.4)
Cash dividend on preferred stock	—	—	—	(3.5)	—	—	—	(3.5)
Restricted stock and performance-based share awards	—	—	4.1	—	—	—	—	4.1
ESOP common stock committed to be released (note 9)	—	—	—	(0.3)	1.8	—	—	1.5
Common stock repurchased and retired upon vesting of restricted stock awards	—	—	—	(0.3)	—	—	—	(0.3)
Stock options exercised	—	—	1.4	—	—	—	—	1.4
Balance at September 30, 2021	$244.1	$5.4	$7,714.9	$1,574.7	$(110.2)	$(176.9)	$(1,469.0)	$7,783.0

Nine months ended September 30, 2021 (in millions, except per common share data)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallocated ESOP Common Stock	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2020	$244.1	$5.3	$7,663.6	$1,363.6	$(115.6)	$(89.2)	$(1,469.0)	$7,602.8
Net income	—	—	—	455.0	—	—	—	455.0
Total other comprehensive loss, net of tax (note 6)	—	—	—	—	—	(87.7)	—	(87.7)
Cash dividends on common stock ($0.545 per share)	—	—	—	(230.4)	—	—	—	(230.4)
Cash dividends on preferred stock	—	—	—	(10.5)	—	—	—	(10.5)
Restricted stock and performance-based share awards	—	—	12.5	—	—	—	—	12.5
ESOP common stock committed to be released (note 9)	—	—	—	(1.0)	5.4	—	—	4.4
Common stock repurchased and retired upon vesting of restricted stock awards	—	—	—	(2.0)	—	—	—	(2.0)
Stock options exercised	—	0.1	38.8	—	—	—	—	38.9
Balance at September 30, 2021	$244.1	$5.4	$7,714.9	$1,574.7	$(110.2)	$(176.9)	$(1,469.0)	$7,783.0
(1) Employee Stock Ownership Plan

Three months ended September 30, 2020 (in millions, except per common share data)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallocated ESOP Common Stock	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance at June 30, 2020	$244.1	$5.3	$7,651.2	$1,524.6	$(119.3)	$(73.9)	$(1,469.0)	$7,763.0
Net income	—	—	—	144.6	—	—	—	144.6
Total other comprehensive loss, net of tax (note 6)	—	—	—	—	—	(4.0)	—	(4.0)
Cash dividend on common stock ($0.18 per share)	—	—	—	(75.7)	—	—	—	(75.7)
Cash dividend on preferred stock	—	—	—	(3.5)	—	—	—	(3.5)
Restricted stock and performance-based share awards	—	—	4.6	—	—	—		4.6
ESOP common stock committed to be released (note 9)	—	—	—	(0.9)	1.9	—	—	1.0
Stock options exercised	—	—	1.5	—	—	—	—	1.5
Balance at September 30, 2020	$244.1	$5.3	$7,657.3	$1,589.1	$(117.4)	$(77.9)	$(1,469.0)	$7,831.5

Nine months ended September 30, 2020 (in millions, except per common share data)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallocated ESOP Common Stock	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2019	$244.1	$5.3	$7,639.4	$1,512.8	$(122.9)	$(166.9)	$(1,164.6)	$7,947.2
Net income	—	—	—	364.9	—	—	—	364.9
Total other comprehensive income, net of tax (note 6)	—	—	—	—	—	89.0	—	89.0
Cash dividends on common stock ($0.5375 per share)	—	—	—	(228.5)	—	—	—	(228.5)
Cash dividends on preferred stock	—	—	—	(10.5)	—	—	—	(10.5)
Restricted stock and performance-based share awards	—	—	12.0	—	—	—		12.0
Common stock repurchased (note 6)	—	—	—	—	—	—	(304.4)	(304.4)
ESOP common stock committed to be released (note 9)	—	—	—	(2.2)	5.5	—	—	3.3
Common stock repurchased and retired upon vesting of restricted stock awards	—	—	—	(1.5)	—	—	—	(1.5)
Stock options exercised	—	—	5.9	—	—	—	—	5.9
Transition adjustments related to adoption of new accounting standards (note 1)	—	—	—	(45.9)	—	—	—	(45.9)
Balance at September 30, 2020	$244.1	$5.3	$7,657.3	$1,589.1	$(117.4)	$(77.9)	$(1,469.0)	$7,831.5
See accompanying notes to consolidated financial statements.

People’s United Financial, Inc.
Consolidated Statements of Cash Flows - (Unaudited)

	Nine Months Ended September 30,
(in millions)	2021	2020
Cash Flows from Operating Activities:
Net income	$455.0	$364.9
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(42.3)	141.1
Depreciation and amortization of premises and equipment	33.1	32.7
Amortization of other acquisition-related intangible assets	28.7	31.1
Expense related to operating leases	22.4	27.9
Expense related to share-based awards	21.1	20.0
ESOP common stock committed to be released	4.4	3.3
Net gains on sales of loans	—	(16.0)
Net gains on sales of residential mortgage loans held-for-sale	(1.5)	(2.4)
Originations of loans held-for-sale	(39.1)	(136.6)
Proceeds from sales of loans held-for-sale	57.3	628.9
Net decrease in trading debt securities	—	7.1
Excess income tax benefits from stock option exercises	0.8	—
Net changes in other assets and other liabilities	366.4	(453.5)
Net cash provided by operating activities	906.3	648.5
Cash Flows from Investing Activities:
Proceeds from sales of equity securities	6.4	0.9
Proceeds from principal repayments and maturities of debt securities available-for-sale	977.5	969.9
Proceeds from sales of debt securities available-for-sale	145.6	—
Proceeds from principal repayments and maturities of debt securities held-to-maturity	193.9	219.3
Purchases of debt securities available-for-sale	(2,796.4)	(1,363.3)
Purchases of debt securities held-to-maturity	(154.8)	(275.5)
Net purchases of Federal Reserve Bank stock	(0.6)	(24.4)
Net redemptions of Federal Home Loan Bank stock	2.5	98.3
Proceeds from sales of loans	54.6	83.0
Net principal collections (disbursements) of loans	4,274.7	(1,633.4)
Purchases of loans	(58.4)	(30.6)
Purchases of premises and equipment	(24.2)	(27.2)
Purchases of leased equipment, net	—	(9.5)
Proceeds from sales of real estate owned	7.4	11.4
Return of premium on bank-owned life insurance, net	0.9	1.8
Net cash provided by (used in) investing activities	2,629.1	(1,979.3)
Cash Flows from Financing Activities:
Net increase in deposits	733.6	6,047.0
Net decrease in borrowings with terms of three months or less	(170.0)	(3,872.4)
Repayments of borrowings with terms of more than three months	(0.2)	(45.2)
Cash dividends paid on common stock	(230.4)	(228.5)
Cash dividends paid on preferred stock	(10.5)	(10.5)
Repurchases of common stock	(2.0)	(305.9)
Proceeds from stock options exercised	34.4	0.7
Net cash provided by financing activities	354.9	1,585.2
Net increase in cash and cash equivalents	3,890.3	254.4
Cash and cash equivalents at beginning of period	4,243.3	801.0
Cash and cash equivalents at end of period	$8,133.6	$1,055.4
Supplemental Information:
Income tax payments	$82.1	$77.3
Interest payments	79.0	207.4
Significant non-cash transactions:
Right-of-use assets obtained in exchange for lessee operating lease liabilities	9.2	15.3
Real estate properties acquired by foreclosure	2.1	2.8
Unsettled purchases of securities	—	38.3
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
Certain information and footnote disclosures normally included in consolidated financial statements prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) have been omitted or condensed. As a result, the accompanying consolidated financial statements should be read in conjunction with People’s United’s Annual Report on
Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”). The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results of operations that may be expected for the entire year or any other interim period.
Note 1 to People’s United’s audited consolidated financial statements included in the 2020 Form 10-K, as supplemented by the Quarterly Reports for the periods ended March 31, 2021 and June 30, 2021, and this Quarterly Report for the period ended September 30, 2021, provides disclosure of People’s United’s significant accounting policies.
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
Affordable housing investments, including all legally binding commitments to fund future investments, are included in other assets in the Consolidated Statements of Condition ($592.5 million and $460.8 million at September 30, 2021 and
December 31, 2020, respectively). Included in other liabilities in the Consolidated Statements of Condition is a liability for all legally binding unfunded commitments to fund future investments ($268.9 million and $182.4 million at those dates). The cost of the Company’s investments is amortized on a straight-line basis over the period during which the related federal income tax credits are realized (generally 10 years). Amortization expense, which is included as a component of income tax expense, totaled $9.6 million and $8.0 million for the three months ended September 30, 2021 and 2020, respectively, and $26.4 million and $23.2 million for the nine months ended September 30, 2021 and 2020, respectively.
Current Expected Credit Losses
On January 1, 2020, the Company adopted new accounting guidance, which requires entities to estimate and recognize an allowance for lifetime expected credit losses for financial assets measured at amortized cost, including loans, held-to-maturity securities and other receivables, as well as certain off-balance sheet credit exposures (the “CECL standard”). Upon adoption of this guidance, a transition adjustment decreasing opening retained earnings by $45.9 million was recorded. The Company did not change its application of the accounting policies with respect to loans or its methodology for determining the ACL during the nine months ended September 30, 2021.

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
Pending Acquisition
On February 22, 2021, People’s United and M&T Bank Corporation (“M&T”) announced that they have entered into a definitive agreement under which M&T will acquire People’s United in an all-stock transaction. Under the terms of the agreement, each share of People’s United common stock will be converted into the right to receive 0.118 shares of M&T common stock. The merger, which has been approved by the boards of directors and shareholders of each company, is expected to close promptly after the parties have satisfied customary closing conditions, including the approval of the Board of Governors of the Federal Reserve System. Merger-related expenses recorded for the three and nine months ended September 30, 2021 totaled $4.7 million and $21.4 million, respectively.
Recent Developments
On August 5, 2021, the Bank announced it had reached an agreement with Stop & Shop to retain 27 in-store branch and corresponding ATM locations in Connecticut slated to close as part of the previously announced decision not to renew existing in-store branch contracts in Connecticut. The locations were strategically selected based on a variety of factors including proximity to nearby traditional branches, transaction volume, customer feedback and input from community leaders. The new agreement does not impact the previously announced exit period for all other Connecticut Stop & Shop branch locations. Closures will occur over several years using a phased approach and begin in 2022. Customers of the impacted branch locations will receive a minimum of 90 days’ notice prior to the closure. As of September 30, 2021, People’s United operated 125 Stop & Shop branch locations, 84 in Connecticut and 41 in New York.
On January 21, 2021, the Bank announced its decision not to renew its agreements with Stop & Shop to operate
140 in-store branches in Connecticut and New York upon their expiration in 2022. Branch closures will take place over several years using a phased approach. In the first quarter of 2021, the Bank reached an agreement with Stop & Shop on the timing of the exit from all New York in-store branch and ATM locations, which began in the third quarter of 2021 with a full exit occurring over the next three quarters. Contract termination costs recorded for the three and nine months ended
September 30, 2021 totaled $1.6 million and $15.7 million, respectively.
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

NOTE 2. CASH AND CASH EQUIVALENTS AND SECURITIES
Included in short-term investments are interest-bearing deposits at the Federal Reserve Bank of New York
(the “FRB-NY”) totaling $7.62 billion at September 30, 2021 and $3.60 billion at December 31, 2020. These deposits represent an alternative to overnight federal funds sold and yielded 0.15% at September 30, 2021 and 0.10% at December 31, 2020, respectively.

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
The amortized cost, ACL, gross unrealized gains and losses, and fair value of People’s United’s debt securities available-for-sale and debt securities held-to-maturity are as follows:

As of September 30, 2021 (in millions)	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale:
U.S. Treasury and agency	$523.4	$—	$6.7	$—	$530.1
GSE (1) mortgage-backed and CMO (2) securities	5,744.4	—	70.4	(87.9)	5,726.9
Total debt securities available-for-sale	$6,267.8	$—	$77.1	$(87.9)	$6,257.0
Debt securities held-to-maturity:
State and municipal	$2,888.8	$(0.1)	$181.1	$(8.1)	$3,061.7
GSE mortgage-backed securities	954.3	—	24.2	—	978.5
Corporate	86.8	(1.5)	2.2	—	87.5
Other	1.5	—	—	—	1.5
Total debt securities held-to-maturity	$3,931.4	$(1.6)	$207.5	$(8.1)	$4,129.2

(1)Government sponsored enterprise
(2)Collateralized mortgage obligations

As of December 31, 2020 (in millions)	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale:
U.S. Treasury and agency	$529.8	$—	$11.8	$—	$541.6
GSE mortgage-backed and CMO securities	4,274.7	—	110.9	(1.7)	4,383.9
Total debt securities available-for-sale	$4,804.5	$—	$122.7	$(1.7)	$4,925.5
Debt securities held-to-maturity:
State and municipal	$2,824.3	$(0.1)	$236.0	$—	$3,060.2
GSE mortgage-backed securities	1,079.9	—	36.4	—	1,116.3
Corporate	89.7	(1.5)	1.0	(0.2)	89.0
Other	1.5	—	—	—	1.5
Total debt securities held-to-maturity	$3,995.4	$(1.6)	$273.4	$(0.2)	$4,267.0
Accrued interest receivable on both debt securities available-for-sale and held-to-maturity is excluded from the estimate of credit losses. At September 30, 2021 and December 31, 2020, accrued interest receivable associated with (i) debt securities available-for-sale totaling $13.1 million and $10.7 million, respectively, and (ii) debt securities held-to-maturity totaling $30.4 million and $31.5 million, respectively, is reported in other assets in the Consolidated Statements of Condition.
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

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
At September 30, 2021, no debt securities held-to-maturity were past due or in non-accrual status. The following tables summarize changes in the ACL on debt securities held-to-maturity for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021			2020
(in millions)	Corporate	State and municipal	Total	Corporate	State and municipal	Total
Balance at beginning of period	$1.4	$0.1	$1.5	$1.8	$0.1	$1.9
Provision charged (credited) to income	0.1	—	0.1	(0.3)	—	(0.3)
Balance at end of period	$1.5	$0.1	$1.6	$1.5	$0.1	$1.6

	Nine Months Ended September 30,
	2021			2020
(in millions)	Corporate	State and municipal	Total	Corporate	State and municipal	Total
Balance at beginning of period	$1.5	$0.1	$1.6	$—	$—	$—
CECL transition adjustment	—	—	—	1.8	0.1	1.9
Balance at beginning of period, adjusted	1.5	0.1	1.6	1.8	0.1	1.9
Provision charged (credited) to income	—	—	—	(0.3)	—	(0.3)
Balance at end of period	$1.5	$0.1	$1.6	$1.5	$0.1	$1.6
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
BBB- or above.
The tables below indicate the credit profile of the Company’s debt securities held-to-maturity at amortized cost:

As of September 30, 2021 (in millions)	Investment Grade	Non-Investment Grade	Total
State and municipal	$2,888.6	$0.2	$2,888.8
GSE mortgage-backed securities	954.3	—	954.3
Corporate	81.8	5.0	86.8
Other	1.5	—	1.5
Total	$3,926.2	$5.2	$3,931.4

As of December 31, 2020 (in millions)	Investment Grade	Non-Investment Grade	Total
State and municipal	$2,824.1	$0.2	$2,824.3
GSE mortgage-backed securities	1,079.9	—	1,079.9
Corporate	84.7	5.0	89.7
Other	1.5	—	1.5
Total	$3,990.2	$5.2	$3,995.4

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
The following tables summarize those debt securities available-for-sale with unrealized losses classified as to the length of time the losses have existed and for which no ACL has been recognized. Certain unrealized losses totaled less than $0.1 million.

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months Or Longer		Total
As of September 30, 2021 (in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities available-for-sale:
GSE mortgage-backed and CMO securities	$3,533.6	$(85.2)	$56.9	$(2.7)	$3,590.5	$(87.9)
U.S. Treasury and agency	16.2	—	—	—	16.2	—
Total	$3,549.8	$(85.2)	$56.9	$(2.7)	$3,606.7	$(87.9)

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months Or Longer		Total
As of December 31, 2020 (in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities available-for-sale:
GSE mortgage-backed and CMO securities	$225.5	$(1.7)	$—	$—	$225.5	$(1.7)
Total	$225.5	$(1.7)	$—	$—	$225.5	$(1.7)
At September 30, 2021, 149 of the 393 debt securities available-for-sale owned by the Company had gross unrealized losses totaling $87.9 million. With respect to those securities with unrealized losses, all of the GSE mortgage-backed and CMO securities had AAA credit ratings and an average contractual maturity of 23 years.
As of September 30, 2021, no ACL has been recognized on debt securities available-for-sale in an unrealized loss position as management does not believe any of those securities are impaired due to reasons of credit quality. Rather, the cause of the gross unrealized losses with respect to all of the debt securities is directly related to changes in interest rates. At this time, management does not intend to sell such securities nor is it more likely than not, based upon available evidence, that management will be required to sell such securities prior to recovery. No credit impairment losses were recorded in the Consolidated Statements of Income during the three or nine months ended September 30, 2021 and 2020.
Security transactions are recorded on the trade date. Realized gains and losses are determined using the specific identification method and reported in non-interest income.
At September 30, 2021 and December 31, 2020, debt securities available-for-sale with fair values of $3.60 billion and $4.93 billion, respectively, and debt securities held-to-maturity with amortized costs of $1.79 billion and $2.08 billion, respectively, were pledged as collateral for public deposits and for other purposes.

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
The following table is a summary of the amortized cost and fair value of debt securities as of September 30, 2021, based on remaining period to contractual maturity. Information for GSE mortgage-backed and CMO securities is based on the final contractual maturity dates without considering repayments and prepayments.

	Available-for-Sale		Held-to-Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury and agency:
Within 1 year	$266.9	$269.4	$—	$—
After 1 but within 5 years	256.5	260.7	—	—
Total	523.4	530.1	—	—
GSE mortgage-backed and CMO securities:
Within 1 year	11.7	11.7	4.5	4.6
After 1 but within 5 years	79.8	83.7	790.6	809.0
After 5 but within 10 years	1,510.6	1,533.3	159.2	164.9
After 10 years	4,142.3	4,098.2	—	—
Total	5,744.4	5,726.9	954.3	978.5
State and municipal:
Within 1 year	—	—	38.2	38.9
After 1 but within 5 years	—	—	224.5	233.4
After 5 but within 10 years	—	—	755.7	810.3
After 10 years	—	—	1,870.4	1,979.1
Total	—	—	2,888.8	3,061.7
Corporate:
Within 1 year	—	—	1.0	1.0
After 1 but within 5 years	—	—	11.8	11.9
After 5 but within 10 years	—	—	74.0	74.6
Total	—	—	86.8	87.5
Other:
After 1 but within 5 years	—	—	1.5	1.5
Total	—	—	1.5	1.5
Total:
Within 1 year	278.6	281.1	43.7	44.5
After 1 but within 5 years	336.3	344.4	1,028.4	1,055.8
After 5 but within 10 years	1,510.6	1,533.3	988.9	1,049.8
After 10 years	4,142.3	4,098.2	1,870.4	1,979.1
Total	$6,267.8	$6,257.0	$3,931.4	$4,129.2
Equity investments (other than equity method investments) are measured at fair value with changes in fair value recognized in net income. People’s United recorded unrealized losses of $0.3 million for the three months ended
September 30, 2020 (none for the three months ended September 30, 2021), and $0.2 million and $1.8 million for the nine months ended September 30, 2021 and 2020, respectively, relating to the change in fair value of its equity securities (included in other non-interest income in the Consolidated Statements of Income).

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
The Bank, as a member of the Federal Reserve Bank system, is currently required to purchase and hold shares of capital stock in the FRB-NY (total cost of $229.0 million and $228.4 million at September 30, 2021 and December 31, 2020, respectively) in an amount equal to 6% of its capital and surplus. Based on the current capital adequacy and liquidity position of the FRB-NY, management believes there is no impairment in the Company’s investment at September 30, 2021 and the cost of the investment approximates fair value.
The Bank, as a member of the Federal Home Loan Bank (the “FHLB”) of Boston, is currently required to purchase and hold shares of capital stock in the FHLB of Boston (total cost of $35.7 million and $38.2 million at September 30, 2021 and December 31, 2020, respectively) in an amount equal to its membership base investment plus an activity based investment determined according to the Bank’s level of outstanding FHLB advances. Based on the current capital adequacy and liquidity position of the FHLB of Boston, management believes there is no impairment in the Company’s investment at
September 30, 2021 and the cost of the investment approximates fair value.

NOTE 3. LOANS
People’s United has identified two loan portfolio segments, Commercial and Retail, which are comprised of the following loan classes:
•Commercial Portfolio: commercial real estate; commercial and industrial; equipment financing; and mortgage warehouse/asset based lending (“MW/ABL”).
•Retail Portfolio: residential mortgage; home equity; and other consumer.
The following table summarizes People’s United’s loans by loan portfolio segment and class:

(in millions)	September 30, 2021	December 31, 2020
Commercial:
Commercial real estate (1)	$12,662.6	$13,336.9
Commercial and industrial (1)	9,191.6	10,764.1
Equipment financing	5,040.3	4,930.0
MW/ABL	3,577.4	4,218.2
Total Commercial Portfolio	30,471.9	33,249.2
Retail:
Residential mortgage:
Adjustable-rate	4,323.7	5,517.3
Fixed-rate	2,946.1	3,001.6
Total residential mortgage	7,269.8	8,518.9
Home equity and other consumer:
Home equity	1,700.4	1,997.2
Other consumer	83.7	104.2
Total home equity and other consumer	1,784.1	2,101.4
Total Retail Portfolio	9,053.9	10,620.3
Total loans	$39,525.8	$43,869.5
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

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
Paycheck Protection Program
The CARES Act created a loan guarantee program known as the Paycheck Protection Program (“PPP”), the objective of which is to provide small businesses with financial support to cover payroll and certain other qualifying expenses. The Consolidated Appropriations Act, 2021, signed into law in December 2020, included additional funding for first and second draws of PPP loans up to March 31, 2021. In March 2021, the PPP Extension Act of 2021 was signed into law, extending the program to May 31, 2021. Loans made under the PPP are fully guaranteed by the Small Business Administration (“SBA”), whose guarantee is backed by the full faith and credit of the United States. PPP loans also afford borrowers forgiveness up to the principal amount of the loan, plus accrued interest, provided the loan proceeds are used to retain workers and maintain payroll or to make certain mortgage interest, lease and utility payments, and certain other criteria are satisfied. The SBA will reimburse PPP lenders for any amount of a PPP loan that is forgiven, and PPP lenders will not be held liable for any representations made by PPP borrowers in connection with their requests for loan forgiveness. Included in commercial and industrial loans at September 30, 2021 and December 31, 2020 are PPP loans totaling $935.4 million and $2.28 billion, respectively, and associated deferred loan fees totaling $35.8 million and $45.9 million, respectively. For regulatory capital purposes, PPP loans are assigned a zero risk-weighting as a result of the related SBA guarantee.
Net deferred loan costs, which are included in loans by respective class and exclude deferred fees on loans issued under the PPP, totaled $63.8 million at September 30, 2021 and $68.1 million at December 31, 2020. At September 30, 2021 and December 31, 2020, accrued interest receivable associated with loans totaled $130.0 million and $159.9 million, respectively, and is reported in other assets in the Consolidated Statements of Condition.
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
All previously accrued but unpaid interest on non-accrual loans is reversed from interest income in the period in which the accrual of interest is discontinued. Interest payments received on non-accrual loans are generally applied as a reduction of principal if future collections are doubtful, although such interest payments may be recognized as income. Interest income recognized on non-accrual loans totaled $0.7 million and $0.6 million for the three months ended September 30, 2021 and 2020, respectively, and $1.4 million and $2.2 million for the nine months ended September 30, 2021 and 2020, respectively.
A loan remains on non-accrual status until the factors that indicated doubtful collectability no longer exist or until a loan is determined to be uncollectible and is charged-off against the ACL. There were no loans past due 90 days or more and still accruing interest at September 30, 2021 or December 31, 2020.

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
The following tables summarize aging information by class of loan:

		Past Due
As of September 30, 2021 (in millions)	Current	30-89 Days	90 Days or More	Total	Total
Commercial:
Commercial real estate	$12,590.9	$15.1	$56.6	$71.7	$12,662.6
Commercial and industrial	9,145.3	15.3	31.0	46.3	9,191.6
Equipment financing	4,967.6	58.0	14.7	72.7	5,040.3
MW/ABL	3,577.4	—	—	—	3,577.4
Total	30,281.2	88.4	102.3	190.7	30,471.9
Retail:
Residential mortgage	7,213.0	27.7	29.1	56.8	7,269.8
Home equity	1,687.5	4.6	8.3	12.9	1,700.4
Other consumer	83.3	0.4	—	0.4	83.7
Total	8,983.8	32.7	37.4	70.1	9,053.9
Total loans	$39,265.0	$121.1	$139.7	$260.8	$39,525.8
Included in the “Current” and “30-89 Days” categories above are early non-performing commercial real estate loans, commercial and industrial loans, equipment financing loans and MW/ABL loans totaling $42.1 million, $26.4 million, $84.5 million and $0.9 million, respectively, and $28.0 million of retail loans in the process of foreclosure or bankruptcy. These loans are less than 90 days past due but have been placed on non-accrual status as a result of having been identified as presenting uncertainty with respect to the collectability of interest and principal.

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

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
The recorded investment in non-accrual loans, by class of loan and year of origination, is summarized as follows:

	Non-Accrual Loans
As of September 30, 2021 (in millions)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total	Non-Accrual Loans With No ACL
Commercial:
Commercial real estate	$—	$—	$11.1	$25.5	$4.9	$55.4	$0.1	$1.7	$98.7	$46.8
Commercial and industrial	0.1	—	5.6	0.9	5.5	28.7	3.9	11.6	56.3	16.9
Equipment financing	0.9	15.1	25.3	21.5	21.4	15.0	—	—	99.2	4.3
MW/ABL	—	—	—	—	—	—	—	0.9	0.9	—
Total (1)	1.0	15.1	42.0	47.9	31.8	99.1	4.0	14.2	255.1	68.0
Retail:
Residential mortgage	—	0.2	1.8	3.4	1.6	42.1	—	—	49.1	21.6
Home equity	—	0.1	—	0.6	0.5	2.6	—	12.5	16.3	5.3
Other consumer	—	—	—	—	—	—	—	—	—	—
Total (2)	—	0.3	1.8	4.0	2.1	44.7	—	12.5	65.4	26.9
Total	$1.0	$15.4	$43.8	$51.9	$33.9	$143.8	$4.0	$26.7	$320.5	$94.9

	Non-Accrual Loans
As of December 31, 2020 (in millions)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total	Non-Accrual Loans With No ACL
Commercial:
Commercial real estate	$—	$8.6	$9.7	$2.8	$1.9	$35.4	$0.2	$1.8	$60.4	$10.9
Commercial and industrial	0.2	3.1	2.3	16.2	13.4	17.5	15.5	7.2	75.4	27.8
Equipment financing	16.4	27.4	25.3	25.5	7.8	6.9	—	—	109.3	0.6
MW/ABL	—	—	—	—	—	—	—	1.0	1.0	—
Total (1)	16.6	39.1	37.3	44.5	23.1	59.8	15.7	10.0	246.1	39.3
Retail:
Residential mortgage	—	2.9	3.9	1.8	2.6	51.1	—	—	62.3	28.3
Home equity	—	—	0.4	0.1	0.6	2.8	—	16.6	20.5	7.9
Other consumer	—	0.1	—	0.1	—	—	—	—	0.2	—
Total (2)	—	3.0	4.3	2.0	3.2	53.9	—	16.6	83.0	36.2
Total	$16.6	$42.1	$41.6	$46.5	$26.3	$113.7	$15.7	$26.6	$329.1	$75.5

(1)Reported net of government guarantees totaling $1.1 million and $2.5 million at September 30, 2021 and
December 31, 2020, respectively. These government guarantees relate, almost entirely, to guarantees provided by the SBA as well as selected other Federal agencies and represent the carrying value of the loans that are covered by such guarantees, the extent of which (i.e. full or partial) varies by loan. At September 30, 2021, these government guarantees relate to commercial and industrial loans.
(2)Includes $16.1 million and $23.6 million of loans in the process of foreclosure at September 30, 2021 and
December 31, 2020, respectively.

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
For collateral dependent commercial loans, the allowance for expected credit losses is individually assessed based on the fair value of the collateral. Various types of collateral are used, including real estate, inventory, equipment, accounts receivable, securities and cash, among others. For commercial real estate loans, collateral values are generally based on appraisals which are updated based on management judgment under the specific circumstances on a case-by-case basis. The collateral value for other financial assets is generally based on quoted market prices or broker quotes (in the case of securities) or appraisals. Commercial loan balances are charged-off at the time all or a portion of the balance is deemed uncollectible. At
September 30, 2021 and December 31, 2020, the Company had collateral dependent commercial loans totaling $89.2 million and $71.1 million, respectively.
Collateral dependent residential mortgage and home equity loans are carried at the lower of amortized cost or fair value of the collateral less costs to sell, with any excess in the carrying amount of the loan representing the related ACL. Collateral values are based on broker price opinions or appraisals. At September 30, 2021 and December 31, 2020, the Company had collateral dependent residential mortgage and home equity loans totaling $27.6 million and $37.8 million, respectively.
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
At September 30, 2021 and December 31, 2020, People’s United’s recorded investment in loans classified as TDRs totaled $178.4 million and $196.9 million, respectively, and the related ACL was $19.7 million and $12.0 million at the respective dates. Interest income recognized on TDRs totaled $1.0 million and $1.2 million for the three months ended September 30, 2021 and 2020, respectively, and $2.7 million and $3.7 million for the nine months ended September 30, 2021 and 2020, respectively. Funding under commitments to lend additional amounts to borrowers with loans classified as TDRs was immaterial for the three and nine months ended September 30, 2021 and 2020. Loans that were modified and classified as TDRs during the three and nine months ended September 30, 2021 and 2020 principally involve reduced payment and/or payment deferral, extension of term (generally no more than four years for commercial loans and ten years for retail loans)
and/or a temporary reduction of interest rate (generally less than 200 basis points).
The CARES Act and guidance issued by the Federal banking agencies provides that certain loan modifications to borrowers experiencing financial distress as a result of the economic impacts created by the COVID-19 pandemic are not required to be treated as TDRs under GAAP. As such, the Company suspended TDR accounting for COVID-19 related loan modifications meeting the loan modification criteria set forth under the CARES Act or as specified in the regulatory guidance. Further, loans that were granted payment deferrals related to COVID-19 are not required to be reported as past due or placed on non-accrual status (provided the loans were not past due or on non-accrual status prior to the deferral).

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
The following tables summarize, by class of loan, the recorded investments in loans modified as TDRs during the three and nine months ended September 30, 2021 and 2020. For purposes of this disclosure, recorded investments represent amounts immediately prior to and subsequent to the restructuring.

	Three Months Ended September 30, 2021
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial:
Commercial real estate (1)	3	$7.0	$7.0
Commercial and industrial (2)	8	10.4	10.4
Equipment financing (3)	2	0.2	0.2
MW/ABL	—	—	—
Total	13	17.6	17.6
Retail:
Residential mortgage (4)	8	3.9	3.9
Home equity (5)	12	0.8	0.8
Other consumer	—	—	—
Total	20	4.7	4.7
Total	33	$22.3	$22.3

(1)Represents the following concessions: extension of term (2 contracts; recorded investment of $4.1 million); or reduced payment and/or payment deferral (1 contract; recorded investment of $2.9 million).
(2)Represents the following concessions: extension of term (6 contracts; recorded investment of $8.8 million); or a combination of concessions (2 contracts; recorded investment of $1.6 million).
(3)Represents the following concessions: a combination of concessions (2 contracts; recorded investment of $0.2 million).
(4)Represents the following concessions: loans restructured through bankruptcy (2 contracts; recorded investment of $0.2 million); extension of term (1 contract; recorded investment of $2.0 million); reduced payment and/or payment deferral (4 contracts; recorded investment of $1.5 million); or a combination of concessions (1 contract; recorded investment of $0.2 million).
(5)Represents the following concessions: loans restructured through bankruptcy (3 contracts; recorded investment of $0.2 million); reduced payment and/or payment deferral (3 contracts; recorded investment of $0.1 million); or a combination of concessions (6 contracts; recorded investment of $0.5 million).

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)

	Nine Months Ended September 30, 2021
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial:
Commercial real estate (1)	10	$32.0	$32.0
Commercial and industrial (2)	19	18.9	18.9
Equipment financing (3)	17	2.9	2.9
MW/ABL (4)	1	0.7	0.7
Total	47	54.5	54.5
Retail:
Residential mortgage (5)	39	13.2	13.2
Home equity (6)	61	4.1	4.1
Other consumer	—	—	—
Total	100	17.3	17.3
Total	147	$71.8	$71.8

(1)Represents the following concessions: extension of term (6 contracts; recorded investment of $7.6 million); reduced payment and/or payment deferral (2 contract; recorded investment of $11.6 million); or a combination of concessions
(2 contracts; recorded investment of $12.8 million).
(2)Represents the following concessions: extension of term (14 contracts; recorded investment of $13.0 million); reduced payment and/or payment deferral (1 contract; recorded investment of $4.1 million); or a combination of concessions
(4 contracts; recorded investment of $1.8 million).
(3)Represents the following concessions: extension of term (11 contracts; recorded investment of $0.9 million); reduced payment and/or payment deferral (2 contracts; recorded investment of $1.5 million); or a combination of concessions
(4 contracts; recorded investment of $0.5 million).
(4)Represents the following concessions: extension of term (1 contract; recorded investment of $0.7 million).
(5)Represents the following concessions: loans restructured through bankruptcy (9 contracts; recorded investment of $0.6 million); extension of term (1 contract; recorded investment of $2.0 million); reduced payment and/or payment deferral (21 contracts; recorded investment of $7.0 million); or a combination of concessions (8 contracts; recorded investment of $3.6 million).
(6)Represents the following concessions: loans restructured through bankruptcy (11 contracts; recorded investment of $1.1 million); extension of term (4 contracts; recorded investment of $0.2 million); reduced payment and/or payment deferral (12 contracts; recorded investment of $0.7 million); or a combination of concessions (34 contracts; recorded investment of $2.1 million).

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

(1)Represents the following concessions: extension of term (10 contracts; recorded investment of $7.1 million); or reduced payment and/or payment deferral (2 contracts; recorded investment of $3.9 million).
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

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
The following is a summary, by class of loan, of information related to TDRs completed within the previous 12 months that subsequently defaulted during the three and nine months ended September 30, 2021 and 2020. For purposes of this disclosure, the previous 12 months is measured from October 1 of the respective prior year and a default represents a previously-modified loan that became past due 30 days or more during the three and nine months ended September 30, 2021 or 2020.

	Three Months Ended September 30,
	2021		2020
(dollars in millions)	Number of Contracts	Recorded Investment as of Period End	Number of Contracts	Recorded Investment as of Period End
Commercial:
Commercial real estate	—	$—	1	$1.1
Commercial and industrial	—	—	7	3.2
Equipment financing	1	0.1	6	1.4
MW/ABL	—	—	—	—
Total	1	0.1	14	5.7
Retail:
Residential mortgage	1	0.1	1	0.1
Home equity	—	—	1	0.1
Other consumer	—	—	—	—
Total	1	0.1	2	0.2
Total	2	$0.2	16	$5.9

	Nine Months Ended September 30,
	2021		2020
(dollars in millions)	Number of Contracts	Recorded Investment as of Period End	Number of Contracts	Recorded Investment as of Period End
Commercial:
Commercial real estate	—	$—	1	$1.1
Commercial and industrial	—	—	8	3.5
Equipment financing	11	1.4	7	1.4
MW/ABL	—	—	—	—
Total	11	1.4	16	6.0
Retail:
Residential mortgage	3	2.1	1	0.1
Home equity	—	—	2	0.1
Other consumer	—	—	—	—
Total	3	2.1	3	0.2
Total	14	$3.5	19	$6.2

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

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
The following tables present Commercial loan risk ratings, by class of loan and year of origination:

As of September 30, 2021 (in millions)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial real estate:
Pass	$454.5	$891.2	$1,783.1	$1,314.4	$1,057.1	$5,191.6	$127.2	$30.7	$10,849.8
Special Mention	13.8	110.2	105.5	168.7	122.5	303.0	—	0.4	824.1
Substandard	1.0	12.4	116.4	146.5	124.5	580.9	1.7	4.1	987.5
Doubtful	—	—	—	0.2	—	1.0	—	—	1.2
Total	$469.3	$1,013.8	$2,005.0	$1,629.8	$1,304.1	$6,076.5	$128.9	$35.2	$12,662.6

Commercial and industrial:
Pass	$1,743.7	$828.5	$940.2	$577.5	$459.0	$1,653.8	$2,207.0	$96.5	$8,506.2
Special Mention	3.2	4.5	17.6	9.3	52.6	80.2	13.3	0.2	180.9
Substandard	14.5	16.4	77.3	46.0	90.6	148.8	90.7	18.3	502.6
Doubtful	—	—	0.3	—	—	1.5	—	0.1	1.9
Total	$1,761.4	$849.4	$1,035.4	$632.8	$602.2	$1,884.3	$2,311.0	$115.1	$9,191.6

Equipment financing:
Pass	$1,488.7	$1,289.2	$965.3	$453.3	$196.4	$107.0	$—	$—	$4,499.9
Special Mention	26.8	9.9	14.3	8.1	9.5	2.8	—	—	71.4
Substandard	117.0	131.4	108.8	57.3	32.0	22.5	—	—	469.0
Doubtful	—	—	—	—	—	—	—	—	—
Total	$1,632.5	$1,430.5	$1,088.4	$518.7	$237.9	$132.3	$—	$—	$5,040.3

MW/ABL:
Pass	$26.3	$26.2	$7.0	$14.3	$4.7	$33.9	$3,399.5	$—	$3,511.9
Special Mention	—	—	9.3	—	—	—	18.7	—	28.0
Substandard	—	—	—	—	—	—	36.6	0.9	37.5
Doubtful	—	—	—	—	—	—	—	—	—
Total	$26.3	$26.2	$16.3	$14.3	$4.7	$33.9	$3,454.8	$0.9	$3,577.4

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)

As of December 31, 2020 (in millions)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial real estate:
Pass	$848.5	$1,743.2	$1,490.4	$1,397.8	$1,274.2	$5,039.3	$165.8	$19.7	$11,978.9
Special Mention	28.5	72.9	225.6	131.2	58.9	362.7	0.5	—	880.3
Substandard	12.0	26.7	63.3	51.9	63.2	252.7	2.8	4.2	476.8
Doubtful	—	—	—	—	—	0.9	—	—	0.9
Total	$889.0	$1,842.8	$1,779.3	$1,580.9	$1,396.3	$5,655.6	$169.1	$23.9	$13,336.9

Commercial and industrial:
Pass	$2,952.8	$1,236.9	$821.9	$527.1	$487.2	$1,588.5	$1,949.1	$77.4	$9,640.9
Special Mention	113.9	41.7	46.4	120.3	57.1	122.1	80.8	6.3	588.6
Substandard	27.0	86.3	84.2	47.6	29.8	141.2	97.7	18.4	532.2
Doubtful	—	—	—	—	0.8	1.5	—	0.1	2.4
Total	$3,093.7	$1,364.9	$952.5	$695.0	$574.9	$1,853.3	$2,127.6	$102.2	$10,764.1

Equipment financing:
Pass	$1,703.3	$1,358.7	$727.2	$362.1	$155.5	$67.1	$—	$—	$4,373.9
Special Mention	20.5	27.5	16.7	7.3	4.2	1.5	—	—	77.7
Substandard	169.9	137.5	87.7	49.8	17.9	15.6	—	—	478.4
Doubtful	—	—	—	—	—	—	—	—	—
Total	$1,893.7	$1,523.7	$831.6	$419.2	$177.6	$84.2	$—	$—	$4,930.0

MW/ABL:
Pass	$99.4	$18.6	$18.3	$8.8	$14.1	$19.6	$3,994.3	$—	$4,173.1
Special Mention	—	6.9	—	—	—	—	20.5	—	27.4
Substandard	—	1.7	—	—	—	—	15.0	1.0	17.7
Doubtful	—	—	—	—	—	—	—	—	—
Total	$99.4	$27.2	$18.3	$8.8	$14.1	$19.6	$4,029.8	$1.0	$4,218.2

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

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
The following tables present Retail loan risk classification, by class of loan and year of origination:

As of September 30, 2021 (in millions)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Residential mortgage:
Low Risk	$540.1	$661.5	$294.9	$224.9	$356.6	$2,103.0	$—	$—	$4,181.0
Moderate Risk	452.4	663.8	281.4	252.9	289.2	568.6	—	—	2,508.3
High Risk	63.6	55.2	37.3	62.5	76.8	285.1	—	—	580.5
Total	$1,056.1	$1,380.5	$613.6	$540.3	$722.6	$2,956.7	$—	$—	$7,269.8

Home equity:
Low Risk	$1.2	$1.5	$5.5	$16.4	$18.5	$29.4	$545.4	$44.5	$662.4
Moderate Risk	0.4	0.4	2.9	6.9	9.3	14.7	434.0	44.5	513.1
High Risk	1.2	2.2	15.1	25.0	15.7	18.9	325.7	121.1	524.9
Total	$2.8	$4.1	$23.5	$48.3	$43.5	$63.0	$1,305.1	$210.1	$1,700.4

Other consumer:
Low Risk	$0.9	$0.6	$1.3	$1.4	$0.8	$2.7	$16.9	$0.1	$24.7
Moderate Risk	—	—	—	—	—	—	4.6	0.1	4.7
High Risk	4.0	3.0	14.6	9.0	0.9	5.8	16.9	0.1	54.3
Total	$4.9	$3.6	$15.9	$10.4	$1.7	$8.5	$38.4	$0.3	$83.7

As of December 31, 2020 (in millions)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Residential mortgage:
Low Risk	$609.5	$349.1	$338.3	$504.0	$1,004.6	$1,793.8	$—	$—	$4,599.3
Moderate Risk	752.5	456.8	443.9	517.5	520.2	519.8	—	—	3,210.7
High Risk	81.2	60.4	95.0	109.6	86.6	276.1	—	—	708.9
Total	$1,443.2	$866.3	$877.2	$1,131.1	$1,611.4	$2,589.7	$—	$—	$8,518.9

Home equity:
Low Risk	$1.9	$7.4	$21.1	$24.6	$10.7	$25.8	$580.0	$42.9	$714.4
Moderate Risk	0.6	3.7	9.2	12.2	6.6	13.4	520.0	45.3	611.0
High Risk	2.8	21.8	38.1	22.0	7.5	18.8	415.7	145.1	671.8
Total	$5.3	$32.9	$68.4	$58.8	$24.8	$58.0	$1,515.7	$233.3	$1,997.2

Other consumer:
Low Risk	$0.9	$1.7	$1.7	$0.9	$0.4	$2.7	$11.4	$0.1	$19.8
Moderate Risk	—	—	—	—	—	0.1	4.8	0.1	5.0
High Risk	5.5	27.3	17.9	2.3	1.0	8.5	16.8	0.1	79.4
Total	$6.4	$29.0	$19.6	$3.2	$1.4	$11.3	$33.0	$0.3	$104.2

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
The following table is a summary of revolving loans that converted to term during the three and nine months ended September 30, 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Commercial:
Commercial real estate	$2.0	$0.4	$12.8	$1.7
Commercial and industrial	57.6	8.3	63.2	23.9
Equipment financing	—	—	—	—
MW/ABL	—	—	—	—
Total	59.6	8.7	76.0	25.6
Retail:
Residential mortgage	—	—	—	—
Home equity	12.5	9.5	33.4	24.4
Other consumer	0.1	—	0.1	0.1
Total	12.6	9.5	33.5	24.5
Total	$72.2	$18.2	$109.5	$50.1
Other Real Estate Owned and Repossessed Assets (included in Other Assets)
Other real estate owned (“REO”) was comprised of residential properties totaling $1.6 million and $3.2 million at September 30, 2021 and December 31, 2020, respectively, and commercial properties totaling $3.6 million at
December 31, 2020 (none at September 30, 2021). Repossessed assets totaled $7.4 million and $5.7 million at
September 30, 2021 and December 31, 2020, respectively.

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)

NOTE 4. ALLOWANCE FOR CREDIT LOSSES
Allowance for Credit Losses – Loans
At September 30, 2021 and December 31, 2020, the collective ACL totaled $340.0 million and $404.6 million, respectively, and the specific allocations of the ACL for loans evaluated on an individual basis totaled $12.4 million and $20.5 million, respectively.
The following tables summarize, by loan portfolio segment, activity in the ACL for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021			2020
(in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Balance at beginning of period	$241.0	$107.1	$348.1	$277.4	$136.6	$414.0
Charge-offs	(12.6)	(0.6)	(13.2)	(18.4)	(0.9)	(19.3)
Recoveries	4.4	1.1	5.5	1.2	0.8	2.0
Net loan charge-offs	(8.2)	0.5	(7.7)	(17.2)	(0.1)	(17.3)
Provision for credit losses	(3.1)	15.1	12.0	31.1	(4.0)	27.1
Balance at end of period	$229.7	$122.7	$352.4	$291.3	$132.5	$423.8

	Nine Months Ended September 30,
	2021			2020
(in millions)	Commercial	Retail	Total	Commercial	Retail	Total
Balance at beginning of period	$303.6	$121.5	$425.1	$217.9	$28.7	$246.6
CECL transition adjustment	—	—	—	(17.3)	89.5	72.2
Balance at beginning of period, adjusted	303.6	121.5	425.1	200.6	118.2	318.8
Charge-offs	(42.4)	(2.5)	(44.9)	(36.4)	(5.8)	(42.2)
Recoveries	11.0	3.5	14.5	3.9	1.9	5.8
Net loan charge-offs	(31.4)	1.0	(30.4)	(32.5)	(3.9)	(36.4)
Provision for credit losses	(42.5)	0.2	(42.3)	123.2	18.2	141.4
Balance at end of period	$229.7	$122.7	$352.4	$291.3	$132.5	$423.8

Allowance for Credit Losses – Off-Balance-Sheet Credit Exposures
The following table summarizes changes in the ACL on off-balance-sheet credit exposures for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Balance at beginning of period	$29.6	$21.8	$26.9	$5.6
CECL transition adjustment	—	—	—	14.5
Balance at beginning of period, adjusted	29.6	21.8	26.9	20.1
Provision charged (credited) to income	0.5	2.9	3.2	4.6
Balance at end of period	$30.1	$24.7	$30.1	$24.7

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
The composition of the Company’s total net investment in lease financing receivables included within equipment financing loans in the Consolidated Statements of Condition was as follows:

(in millions)	September 30, 2021	December 31, 2020
Lease payments receivable	$1,385.7	$1,418.4
Estimated residual value of leased assets	130.7	132.7
Gross investment in lease financing receivables	1,516.4	1,551.1
Plus: Deferred origination costs	10.5	11.6
Less: Unearned income	(142.9)	(150.7)
Total net investment in lease financing receivables	$1,384.0	$1,412.0
The contractual maturities of the Company’s lease financing receivables were as follows:

(in millions)	September 30, 2021
2021 (1)	$149.7
2022	503.8
2023	374.5
2024	261.4
2025	150.6
Later years	76.4
Total	$1,516.4
(1)Contractual maturities for the remaining three months in 2021.
The following table summarizes People’s United’s total lease income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Lease financing receivables	$16.3	$17.4	$50.0	$52.5
Operating leases	10.6	12.4	33.1	36.8
Total lease income	$26.9	$29.8	$83.1	$89.3

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
Lessee Arrangements
Substantially all of the Company’s lessee arrangements represent non-cancelable operating leases for real estate (primarily branch locations) and office equipment with terms extending through 2054. Under these arrangements, People’s United records right-of-use (“ROU”) assets and corresponding lease liabilities at lease commencement. Lease liabilities are recognized based on the present value of the remaining lease payments and discounted using the Company’s incremental borrowing rate for borrowings of similar term. ROU assets initially equal the related lease liability, adjusted for any lease payments made prior to the lease commencement and any lease incentives. Portions of certain properties are subleased for terms extending through 2038.
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
The following tables provide the components of net lease cost and supplemental information:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Operating lease cost	$15.8	$16.1	$47.8	$49.2
Variable lease cost	2.6	2.7	7.4	7.4
Finance lease cost	0.1	0.1	0.3	0.3
Sublease income	(0.6)	(0.5)	(1.6)	(1.5)
Net lease cost	$17.9	$18.4	$53.9	$55.4

(dollars in millions)	September 30, 2021	December 31, 2020
Lease ROU assets:
Operating leases	$219.3	$234.9
Finance leases	2.2	2.3
Lease liabilities:
Operating leases	252.2	270.4
Finance leases	4.6	4.9
Weighted-average discount rate:
Operating leases	2.87%	3.08%
Finance leases	2.59	2.59
Weighted-average remaining lease term (in years):
Operating leases	7.3	7.7
Finance leases	10.5	11.7

	Nine Months Ended September 30,
(in millions)	2021	2020
Cash payments included in the measurement of lease liabilities:
Reported in operating cash from operating leases	$51.3	$51.0
Reported in financing cash from finance leases	0.3	0.3
ROU assets obtained in exchange for lessee:
Operating lease liabilities	9.2	15.3

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
The contractual maturities of the Company’s lease liabilities as of September 30, 2021 were as follows:

(in millions)	Operating Leases	Finance Leases
2021 (1)	$17.1	$0.1
2022	54.2	0.5
2023	42.8	0.5
2024	37.7	0.5
2025	33.9	0.5
Later years	97.9	3.2
Total lease payments	283.6	5.3
Less: Interest	(31.4)	(0.7)
Total lease liabilities	$252.2	$4.6
(1)Contractual maturities for the remaining three months in 2021.

In the third quarter of 2021, the Company completed two sale-leaseback transactions on properties located in
Connecticut and New York. The transactions resulted in a net gain of $3.9 million, which is included in other non-interest income in the Consolidated Statements of Income.

NOTE 6. STOCKHOLDERS’ EQUITY
Preferred Stock and Common Stock
People’s United is authorized to issue (i) 50.0 million shares of preferred stock, par value of $0.01 per share, of which 10.0 million shares were issued at both September 30, 2021 and December 31, 2020, and (ii) 1.95 billion shares of common stock, par value of $0.01 per share, of which 536.8 million shares and 533.7 million shares were issued at September 30, 2021 and December 31, 2020, respectively.
Treasury Stock
Treasury stock includes (i) common stock repurchased by People’s United, either directly or through agents, in the open market at prices and terms satisfactory to management in connection with stock repurchases authorized by its Board of Directors (106.4 million shares at both September 30, 2021 and December 31, 2020) and (ii) common stock purchased in the open market by a trustee with funds provided by People’s United and originally intended for awards under the People’s United Financial, Inc. 2007 Recognition and Retention Plan (the “RRP”) (2.6 million shares at both September 30, 2021 and
December 31, 2020). Following shareholder approval of the People’s United Financial, Inc. 2014 Long-Term Incentive Plan in 2014, no new awards may be granted under the RRP.
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

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
Comprehensive Income
Comprehensive income represents the sum of net income and items of “other comprehensive income or loss,” including (on an after-tax basis): (i) net actuarial gains and losses, prior service credits and costs, and transition assets and obligations related to People’s United’s pension and other postretirement plans; (ii) net unrealized gains and losses on debt securities available-for-sale; (iii) net unrealized gains and losses on debt securities transferred to held-to-maturity; and (iv) net unrealized gains and losses on derivatives accounted for as cash flow hedges. People’s United’s total comprehensive income for the three and nine months ended September 30, 2021 and 2020 is reported in the Consolidated Statements of Comprehensive Income.
The following is a summary of the changes in the components of accumulated other comprehensive income (loss) (“AOCL”), which are included in People’s United’s stockholders’ equity on an after-tax basis:

(in millions)	Pension and Other Postretirement Plans	Net Unrealized Gains (Losses) on Debt Securities Available-for-Sale	Net Unrealized Gains (Losses) on Debt Securities Transferred to Held-to-Maturity	Net Unrealized Gains (Losses) on Derivatives Accounted for as Cash Flow Hedges	Total AOCL
Balance at December 31, 2020	$(181.8)	$103.1	$(8.2)	$(2.3)	$(89.2)
Other comprehensive income (loss) before reclassifications	—	(99.2)	0.1	0.1	(99.0)
Amounts reclassified from AOCL (1)	7.5	—	2.8	1.0	11.3
Current period other comprehensive income (loss)	7.5	(99.2)	2.9	1.1	(87.7)
Balance at September 30, 2021	$(174.3)	$3.9	$(5.3)	$(1.2)	$(176.9)

(in millions)	Pension and Other Postretirement Plans	Net Unrealized Gains (Losses) on Debt Securities Available-for-Sale	Net Unrealized Gains (Losses) on Debt Securities Transferred to Held-to-Maturity	Net Unrealized Gains (Losses) on Derivatives Accounted for as Cash Flow Hedges	Total AOCL
Balance at December 31, 2019	$(176.2)	$20.8	$(11.8)	$0.3	$(166.9)
Other comprehensive income (loss) before reclassifications	—	84.1	—	(0.8)	83.3
Amounts reclassified from AOCL (1)	4.7	—	2.7	(1.7)	5.7
Current period other comprehensive income	4.7	84.1	2.7	(2.5)	89.0
Balance at September 30, 2020	$(171.5)	$104.9	$(9.1)	$(2.2)	$(77.9)

(1)See the following table for details about these reclassifications.

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
The following is a summary of the amounts reclassified from AOCL:

	Amounts Reclassified from AOCL				Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Details about components of AOCL:
Amortization of pension and other postretirement plans items:
Net actuarial loss	$(2.6)	$(2.0)	$(7.8)	$(6.1)	(1)
	(2.6)	(2.0)	(7.8)	(6.1)	Income before income tax expense
	0.6	0.5	0.3	1.4	Income tax expense
	(2.0)	(1.5)	(7.5)	(4.7)	Net income
Reclassification adjustment for net realized gains (losses) on debt securities available-for-sale	—	—	—	—	Income before income tax expense (2)
	—	—	—	—	Income tax expense
	—	—	—	—	Net income
Amortization of unrealized losses on debt securities transferred to held-to-maturity	(0.9)	(0.9)	(3.7)	(3.6)	Income before income tax expense (3)
	0.2	0.2	0.9	0.9	Income tax expense
	(0.7)	(0.7)	(2.8)	(2.7)	Net income
Amortization of unrealized gains and losses on cash flow hedges:
Interest rate swaps	(0.6)	1.4	(1.4)	2.1	(4)
Interest rate locks	0.1	0.1	0.1	0.1	(4)
	(0.5)	1.5	(1.3)	2.2	Income before income tax expense
	0.1	(0.3)	0.3	(0.5)	Income tax expense
	(0.4)	1.2	(1.0)	1.7	Net income
Total reclassifications for the period	$(3.1)	$(1.0)	$(11.3)	$(5.7)

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

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)

NOTE 7. EARNINGS PER COMMON SHARE
The following is an analysis of People’s United’s basic and diluted earnings per common share (“EPS”), reflecting the application of the two-class method, as described below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per common share data)	2021	2020	2021	2020
Net income available to common shareholders	$136.2	$141.1	$444.5	$354.4
Dividends paid on and undistributed earnings allocated to participating securities	—	—	—	—
Earnings attributable to common shareholders	$136.2	$141.1	$444.5	$354.4
Weighted average common shares outstanding for basic EPS	421.4	418.0	420.5	421.0
Effect of dilutive equity-based awards	3.4	2.2	3.7	2.2
Weighted average common shares and common-equivalent shares for diluted EPS	424.8	420.2	424.2	423.2
EPS:
Basic	$0.32	$0.34	$1.06	$0.84
Diluted	0.32	0.34	1.05	0.84
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
All unallocated ESOP common shares and all common shares accounted for as treasury shares have been excluded from the calculation of basic and diluted EPS. Anti-dilutive equity-based awards totaling 11.4 million shares and 18.2 million shares for the three months ended September 30, 2021 and 2020, respectively, and 11.4 million shares and 18.1 million shares for the nine months ended September 30, 2021 and 2020, respectively have also been excluded from the calculation of diluted EPS.

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
People’s United’s goodwill totaled $2.68 billion at both September 30, 2021 and December 31, 2020, and was allocated to its operating segments as follows: Commercial Banking ($1.97 billion); Retail Banking ($657.9 million); and Wealth Management ($56.8 million).
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
Subsequent to the October 1st measurement date, an improved outlook with regard to interest rates and a reduction in the level of economic uncertainty due, in part, to widespread distribution of the COVID-19 vaccine, has resulted in significant appreciation in People’s United’s stock price, market capitalization and expectations with respect to future earnings and cash flows. The Company qualitatively assessed, as of September 30, 2021, recent potential triggering events that could serve as indicators that the carrying amount of its goodwill is impaired. Based on this evaluation, which also considered the results of the 2020 impairment assessment, the Company concluded that it was not more likely than not that the fair value of any reporting unit was less than its carrying amount at that date.

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
All of People’s United’s tax deductible goodwill was created in transactions in which the Company purchased the assets of the target (as opposed to purchasing the issued and outstanding stock of the target). At September 30, 2021 and
December 31, 2020, tax deductible goodwill totaled $106.3 million and $113.6 million, respectively.
People’s United’s other acquisition-related intangible assets totaled $136.1 million and $165.1 million at
September 30, 2021 and December 31, 2020, respectively. At September 30, 2021, the carrying amounts of other acquisition-related intangible assets were as follows: core deposit intangible ($78.6 million); trade name intangible ($39.9 million); client relationships intangible ($14.4 million); trust relationships intangible ($3.2 million); and both favorable lease agreements and non-compete agreements (total less than $0.1 million).
Amortization expense of other acquisition-related intangible assets totaled $8.9 million and $10.2 million for the three months ended September 30, 2021 and 2020, respectively, and $28.7 million and $31.1 million for the nine months ended
September 30, 2021 and 2020, respectively. Scheduled amortization expense attributable to other acquisition-related intangible assets for the full-year of 2021 and each of the next five years is as follows: $35.3 million in 2021; $30.9 million in 2022; $23.2 million in 2023; $19.5 million in 2024; $16.6 million in 2025; and $13.7 million in 2026. There were no impairment losses relating to goodwill or other acquisition-related intangible assets recorded in the Consolidated Statements of Income during the nine months ended September 30, 2021 and 2020.

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

	Pension Plans		Other Postretirement Plan
Three months ended September 30 (in millions)	2021	2020	2021	2020
Net periodic benefit (income) expense:
Interest cost	$4.2	$5.0	$0.1	$0.2
Expected return on plan assets	(13.6)	(12.4)	—	—
Recognized net actuarial loss	1.8	1.9	—	0.1
Settlements	(0.2)	0.8	—	—
Net periodic benefit (income) expense	$(7.8)	$(4.7)	$0.1	$0.3

	Pension Plans		Other Postretirement Plans
Nine months ended September 30 (in millions)	2021	2020	2021	2020
Net periodic benefit (income) expense:
Interest cost	$12.0	$14.8	$0.4	$0.7
Expected return on plan assets	(40.5)	(37.2)	—	—
Recognized net actuarial loss	6.3	5.9	0.1	0.2
Settlements	0.3	2.5	—	—
Net periodic benefit (income) expense	(21.9)	(14.0)	0.5	0.9
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial loss	(6.3)	(5.9)	(0.1)	(0.2)
Total pre-tax changes recognized in other comprehensive income (loss)	(6.3)	(5.9)	(0.1)	(0.2)
Total recognized in net periodic benefit (income) expense and other comprehensive income (loss)	$(28.2)	$(19.9)	$0.4	$0.7
 Employee Stock Ownership Plan
In April 2007, People’s United established an ESOP. At that time, People’s United loaned the ESOP $216.8 million to purchase 10,453,575 shares of People’s United common stock in the open market. In order for the ESOP to repay the loan, People’s United expects to make annual cash contributions of approximately $18.8 million until 2036. Such cash contributions may be reduced by the cash dividends paid on unallocated ESOP shares, which, for the nine months ended September 30, 2021, totaled $3.0 million. At September 30, 2021, the loan balance totaled $166.7 million.
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
Shares of People’s United common stock are held by the ESOP and allocated to eligible participants annually based upon a percentage of each participant’s eligible compensation. Since the ESOP was established, a total of 5,139,677 shares of People’s United common stock have been allocated or committed to be released to participants’ accounts. At
September 30, 2021, 5,313,898 shares of People’s United common stock, with a fair value of $92.8 million at that date, have not been allocated or committed to be released.

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
Compensation expense related to the ESOP is recognized at an amount equal to the number of common shares committed to be released by the ESOP for allocation to participants’ accounts multiplied by the average fair value of People’s United’s common stock during the reporting period. The difference between the fair value of the shares of People’s United’s common stock committed to be released and the cost of those common shares is recorded as a credit to additional paid-in capital (if fair value exceeds cost) or, to the extent that no such credits remain in additional paid-in capital, as a charge to retained earnings (if fair value is less than cost). Expense recognized for the ESOP totaled $4.4 million and $3.3 million for the nine months ended September 30, 2021 and 2020, respectively.

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

NOTE 11. SEGMENT INFORMATION
See “Segment Results” included in Item 2 for segment information for the three and nine months ended
September 30, 2021 and 2020.

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
The Company’s debt securities available-for-sale are primarily comprised of GSE mortgage-backed securities. The fair value of these securities is based on prices obtained from the independent pricing service. The pricing service uses various techniques to determine pricing for the Company’s mortgage-backed securities, including option pricing and discounted cash flow analysis. The inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, reference data, monthly payment information and collateral performance. At both September 30, 2021 and
December 31, 2020, the mortgage-backed securities available-for-sale portfolio was entirely comprised of GSE mortgage-backed and CMO securities with original final maturities ranging from 7 to 40 years. An active market exists for securities that are similar to the Company’s GSE mortgage-backed and CMO securities, making observable inputs readily available.
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

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
The following tables summarize People’s United’s financial instruments that are measured at fair value on a recurring basis:

	Fair Value Measurements Using
As of September 30, 2021 (in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Debt securities available-for-sale:
U.S. Treasury and agency	$530.1	$—	$—	$530.1
GSE mortgage-backed and CMO securities	—	5,726.9	—	5,726.9
Other assets:
Exchange-traded funds	87.1	—	—	87.1
Mutual funds	3.9	—	—	3.9
Interest rate swaps	—	470.7	—	470.7
Interest rate caps	—	2.0	—	2.0
Foreign exchange contracts	—	3.1	—	3.1
Forward commitments to sell residential mortgage loans (1)	—	—	—	—
Total	$621.1	$6,202.7	$—	$6,823.8
Financial liabilities:
Interest rate swaps	$—	$116.1	$—	$116.1
Interest rate caps	—	2.0	—	2.0
Risk participation agreements	—	0.3	—	0.3
Foreign exchange contracts	—	2.9	—	2.9
Interest rate-lock commitments on residential mortgage loans (1)	—	—	—	—
Total	$—	$121.3	$—	$121.3

	Fair Value Measurements Using
As of December 31, 2020 (in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Debt securities available-for-sale:
U.S. Treasury and agency	$541.6	$—	$—	$541.6
GSE mortgage-backed and CMO securities	—	4,383.9	—	4,383.9
Equity securities	5.3	—	—	5.3
Other assets:
Exchange-traded funds	53.0	—	—	53.0
Mutual funds	3.9	—	—	3.9
Interest rate swaps	—	783.8	—	783.8
Interest rate caps	—	3.0	—	3.0
Foreign exchange contracts	—	12.8	—	12.8
Forward commitments to sell residential mortgage loans	—	0.7	—	0.7
Total	$603.8	$5,184.2	$—	$5,788.0
Financial liabilities:
Interest rate swaps	$—	$157.2	$—	$157.2
Interest rate caps	—	3.0	—	3.0
Risk participation agreements	—	0.4	—	0.4
Foreign exchange contracts	—	8.8	—	8.8
Interest rate-lock commitments on residential mortgage loans	—	1.0	—	1.0
Total	$—	$170.4	$—	$170.4
(1)Fair value (Level 2) totaled less than $0.1 million at September 30, 2021 (see Note 13).

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

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
The following tables summarize People’s United’s assets that are measured at fair value on a non-recurring basis:

	Fair Value Measurements Using
As of September 30, 2021 (in millions)	Level 1	Level 2	Level 3	Total
Loans held-for-sale (1)	$—	$9.8	$—	$9.8
Collateral dependent loans (2)	—	—	21.3	21.3
REO and repossessed assets (3)	—	—	9.0	9.0
Mortgage servicing rights (4)	—	—	4.3	4.3
Total	$—	$9.8	$34.6	$44.4

	Fair Value Measurements Using
As of December 31, 2020 (in millions)	Level 1	Level 2	Level 3	Total
Goodwill (5)	$—	$—	$2,680.8	$2,680.8
Loans held-for-sale (1)	—	26.5	—	26.5
Collateral dependent loans (2)	—	—	32.8	32.8
REO and repossessed assets (3)	—	—	12.5	12.5
Mortgage servicing rights (4)	—	—	4.8	4.8
Total	$—	$26.5	$2,730.9	$2,757.4

(1)Consists of residential mortgage loans; no fair value adjustments were recorded for the nine months ended
September 30, 2021 and 2020.
(2)Represents the recorded investment in collateral dependent loans with a related ACL totaling $12.4 million and $20.5 million measured in accordance with applicable accounting guidance at September 30, 2021 and
December 31, 2020, respectively. The provision for credit losses on collateral dependent loans totaled $2.4 million and $16.5 million for the nine months ended September 30, 2021 and 2020, respectively.
(3)Represents: (i) $1.6 million of residential REO and (ii) $7.4 million of repossessed assets at September 30, 2021. Charge-offs to the ACL related to loans that were transferred to REO or repossessed assets totaled $1.1 million and $3.9 million for the nine months ended September 30, 2021 and 2020, respectively. Write downs and net losses on sale of foreclosed/repossessed assets charged to non-interest expense totaled $0.3 million and $4.8 million for the same periods.
(4)Fair value adjustments totaling $(0.5) million and $(5.2) million were recorded for the nine months ended
September 30, 2021 and 2020, respectively.
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

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
Financial Assets and Financial Liabilities Not Measured At Fair Value
The following tables summarize the carrying amounts, estimated fair values and placement in the fair value hierarchy of People’s United’s financial instruments that are not measured at fair value either on a recurring or non-recurring basis:

	Carrying Amount	Estimated Fair Value Measurements Using
As of September 30, 2021 (in millions)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$410.6	$410.6	$—	$—	$410.6
Short-term investments	7,723.0	—	7,723.0	—	7,723.0
Debt securities held-to-maturity, net	3,929.8	—	4,127.7	1.5	4,129.2
FRB and FHLB stock	264.7	—	264.7	—	264.7
Total loans, net (1)	39,152.1	—	7,178.5	32,133.7	39,312.2
Financial liabilities:
Time deposits	4,236.6	—	4,254.4	—	4,254.4
Other deposits	48,634.7	—	48,634.7	—	48,634.7
FHLB advances	569.6	—	569.8	—	569.8
Customer repurchase agreements	407.8	—	407.8	—	407.8
Notes and debentures	999.4	—	1,024.6	—	1,024.6

	Carrying Amount	Estimated Fair Value Measurements Using
As of December 31, 2020 (in millions)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$477.3	$477.3	$—	$—	$477.3
Short-term investments	3,766.0	—	3,766.0	—	3,766.0
Debt securities held-to-maturity, net	3,993.8	—	4,265.5	1.5	4,267.0
FRB and FHLB stock	266.6	—	266.6	—	266.6
Total loans, net (1)	43,411.6	—	8,539.4	35,294.0	43,833.4
Financial liabilities:
Time deposits	5,658.8	—	5,699.7	—	5,699.7
Other deposits	46,478.9	—	46,478.9	—	46,478.9
FHLB advances	569.7	—	570.3	—	570.3
Federal funds purchased	452.9	—	452.9	—	452.9
Customer repurchase agreements	125.0	—	125.0	—	125.0
Notes and debentures	1,009.6	—	1,035.8	—	1,035.8

(1)Excludes collateral dependent loans measured at fair value on a non-recurring basis totaling $21.3 million at
September 30, 2021 and $32.8 million at December 31, 2020.

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
Certain of People’s United’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of master netting arrangements and posted collateral). The aggregate fair value of derivative instruments with such credit-related contingent features that were in a net liability position at September 30, 2021 was $34.3 million, for which People’s United had posted collateral totaling $33.9 million in the normal course of business. If the Company’s senior unsecured debt rating had fallen below investment grade as of that date, $0.4 million in additional collateral would have been required.
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

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
The table below provides a summary of the notional amounts and fair values (presented on a gross basis) of derivatives outstanding:

				Fair Values (1)
		Notional Amounts		Assets		Liabilities
(in millions)	Type of Hedge	Sept. 30, 2021	Dec. 31, 2020	Sept. 30, 2021	Dec. 31, 2020	Sept. 30, 2021	Dec. 31, 2020
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$8,727.9	$8,878.6	$467.0	$778.0	$11.9	$0.4
Institutional counterparties	N/A	8,729.4	8,881.3	3.7	5.8	104.2	156.8
Interest rate caps:
Commercial customers	N/A	177.2	185.1	1.8	3.0	0.2	—
Institutional counterparties	N/A	177.2	185.1	0.2	—	1.8	3.0
Risk participation agreements	N/A	918.4	924.3	—	—	0.3	0.4
Foreign exchange contracts	N/A	337.0	285.3	3.1	12.8	2.9	8.8
Forward commitments to sell residential mortgage loans (2)	N/A	0.9	25.4	—	0.7	—	—
Interest rate-lock commitments on residential mortgage loans (2)	N/A	0.9	41.5	—	—	—	1.0
Total				475.8	800.3	121.3	170.4
Derivatives Designated as Hedging Instruments:
Interest rate swaps:
FHLB advances	Cash flow	550.0	550.0	—	—	—	—
Subordinated notes	Fair value	375.0	375.0	—	—	—	—
Total				—	—	—	—
Total fair value of derivatives				$475.8	$800.3	$121.3	$170.4

(1)Assets are recorded in other assets and liabilities are recorded in other liabilities.
(2)Fair value totaled less than $0.1 million at September 30, 2021.

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)
The following table summarizes the impact of People’s United’s derivatives on pre-tax income and AOCL:

	Type of Hedge	Amount of Pre-Tax Gain (Loss) Recognized in Earnings (1)		Amount of Pre-Tax Gain (Loss) Recognized in AOCL
Nine months ended September 30 (in millions)		2021	2020	2021	2020
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$(176.6)	$684.6	$—	$—
Institutional counterparties	N/A	180.4	(671.5)	—	—
Interest rate caps:
Commercial customers	N/A	(0.9)	1.8	—	—
Institutional counterparties	N/A	1.4	(1.8)	—	—
Foreign exchange contracts	N/A	1.2	0.7	—	—
Risk participation agreements	N/A	0.1	(0.4)	—	—
Forward commitments to sell residential mortgage loans	N/A	(0.7)	1.2	—	—
Interest rate-lock commitments on residential mortgage loans	N/A	1.0	(1.3)	—	—
Total		5.9	13.3	—	—
Derivatives Designated as Hedging Instruments:
Interest rate swaps	Fair value	7.1	3.6	—	—
Interest rate swaps	Cash flow	(1.4)	2.1	0.1	(1.2)
Interest rate locks	Cash flow	0.1	0.1	—	—
Total		5.8	5.8	0.1	(1.2)
Total		$11.7	$19.1	$0.1	$(1.2)

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
The Chicago Mercantile Exchange (“CME”) legally characterizes variation margin payments for over-the-counter derivatives that clear as settlements rather than collateral. Accordingly, the Company’s accounting policies classify, for accounting and presentation purposes, variation margin payments deemed to be legal settlements as a single unit of account with the related derivative(s). At both September 30, 2021 and December 31, 2020, this presentation impacted one of the Company’s institutional counterparties. As such, People’s United has, subject to the corresponding enforceable master netting arrangement, netted the institutional counterparty’s CME derivative position and offset the counterparty’s variation margin payments in the Consolidated Statement of Condition as of both dates.

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

	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Gross Amounts Not Offset
				Financial Instruments		Net Amount
As of September 30, 2021 (in millions)					Collateral
Financial assets:
Interest rate swaps:
Counterparty A	$0.1	$—	$0.1	$(0.1)	$—	$—
Counterparty B	—	—	—	—	—	—
Counterparty C	1.4	—	1.4	(1.4)	—	—
Counterparty D	0.5	—	0.5	(0.5)	—	—
Counterparty E	0.2	—	0.2	(0.2)	—	—
Other counterparties	1.7	—	1.7	(1.4)	—	0.3
Foreign exchange contracts	3.1	—	3.1	—	—	3.1
Total	$7.0	$—	$7.0	$(3.6)	$—	$3.4
Financial liabilities:
Interest rate swaps:
Counterparty A	$3.2	$—	$3.2	$(0.1)	$(3.1)	$—
Counterparty B	4.2	—	4.2	—	(4.2)	—
Counterparty C	34.5	—	34.5	(1.4)	(33.1)	—
Counterparty D	13.0	—	13.0	(0.5)	(12.1)	0.4
Counterparty E	9.9	—	9.9	(0.2)	—	9.7
Other counterparties	41.2	—	41.2	(1.4)	(39.3)	0.5
Foreign exchange contracts	2.9	—	2.9	—	—	2.9
Total	$108.9	$—	$108.9	$(3.6)	$(91.8)	$13.5

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)

	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Gross Amounts Not Offset
				Financial Instruments		Net Amount
As of December 31, 2020 (in millions)					Collateral
Financial assets:
Interest rate swaps:
Counterparty A	$—	$—	$—	$—	$—	$—
Counterparty B	—	—	—	—	—	—
Counterparty C	0.3	—	0.3	(0.3)	—	—
Counterparty D	—	—	—	—	—	—
Counterparty E	5.4	—	5.4	—	—	5.4
Other counterparties	0.1	—	0.1	(0.1)	—	—
Foreign exchange contracts	12.8	—	12.8	—	—	12.8
Total	$18.6	$—	$18.6	$(0.4)	$—	$18.2
Financial liabilities:
Interest rate swaps:
Counterparty A	$5.6	$—	$5.6	$—	$(5.6)	$—
Counterparty B	7.1	—	7.1	—	(7.1)	—
Counterparty C	56.6	—	56.6	(0.3)	(56.3)	—
Counterparty D	21.4	—	21.4	—	(10.4)	11.0
Counterparty E	—	—	—	—	—	—
Other counterparties	69.1	—	69.1	(0.1)	(69.0)	—
Foreign exchange contracts	8.8	—	8.8	—	—	8.8
Total	$168.6	$—	$168.6	$(0.4)	$(148.4)	$19.8
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
The following tables show the extent to which assets and liabilities exchanged under resale and repurchase agreements have been offset in the Consolidated Statements of Condition. These agreements: (i) are entered into simultaneously with the same financial institution counterparty; (ii) have the same principal amounts and inception/maturity dates; and (iii) are subject to a master netting arrangement that contains a conditional right of offset upon default. At September 30, 2021 and
December 31, 2020, the Company posted as collateral marketable securities with fair values of $254.5 million and $258.7 million, respectively, and, in turn, accepted as collateral marketable securities with fair values of $255.5 million and $254.4 million, respectively.

As of September 30, 2021 (in millions)	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented
Total resale agreements	$250.0	$(250.0)	$—
Total repurchase agreements	$250.0	$(250.0)	$—

As of December 31, 2020 (in millions)	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented
Total resale agreements	$250.0	$(250.0)	$—
Total repurchase agreements	$250.0	$(250.0)	$—

People’s United Financial, Inc.
Notes to Consolidated Financial Statements – (Unaudited)

NOTE 15. NEW ACCOUNTING STANDARDS
Reference Rate Reform
In 2017, the United Kingdom’s Financial Conduct Authority announced that it will cease to compel its panel banks to submit London Interbank Offered Rate (“LIBOR”) rates after December 31, 2021 as a result of the steadily decreasing number of transaction-based borrowing observations between banks in interbank funding markets. LIBOR is widely used by the Company as it serves as the primary index rate for approximately 49% of its loan portfolio. As a result of LIBOR cessation, a Company-wide initiative was introduced to assess all applicable loan, deposit and borrowing categories, and develop a comprehensive plan for the transition away from LIBOR. The Company expects to follow recommendations from the Federal Reserve’s Alternative Reference Rate Committee and the International Swaps and Derivatives Association, along with industry-led solutions, in establishing a replacement index, or indices, for LIBOR.
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

Recent Developments
On August 5, 2021, People's United Bank, National Association (the “Bank”) announced it had reached an agreement with Stop & Shop to retain 27 in-store branch and corresponding ATM locations in Connecticut slated to close as part of the previously announced decision not to renew existing in-store branch contracts in Connecticut. The locations were strategically selected based on a variety of factors including proximity to nearby traditional branches, transaction volume, customer feedback and input from community leaders. The new agreement does not impact the previously announced exit period for all other Connecticut Stop & Shop branch locations (see below). Closures will occur over several years using a phased approach and begin in 2022. Customers of the impacted branch locations will receive a minimum of 90 days’ notice prior to the closure. People’s United currently operates 111 Stop & Shop branch locations, 84 in Connecticut and 27 in New York.
On February 22, 2021, People’s United and M&T announced that they have entered into a definitive agreement under which M&T will acquire People’s United in an all-stock transaction. Under the terms of the agreement, each share of People’s United common stock will be converted into the right to receive 0.118 shares of M&T common stock. The merger, which has been approved by the boards of directors and shareholders of each company, is expected to close promptly after the parties have satisfied customary closing conditions, including the approval of the Board of Governors of the Federal Reserve System. Merger-related expenses recorded for the three and nine months ended September 30, 2021 totaled $4.7 million and $21.4 million, respectively.
On January 21, 2021, the Bank announced its decision not to renew its agreements with Stop & Shop to operate
140 in-store branches in Connecticut and New York upon their expiration in 2022. Branch closures will take place over several years using a phased approach. In the first quarter of 2021, the Bank reached an agreement with Stop & Shop on the timing of the exit from all New York in-store branch and ATM locations, which began in the third quarter of 2021, with a full exit occurring over the next three quarters. Contract termination costs recorded for the three and nine months ended
September 30, 2021 totaled $1.6 million and $15.7 million, respectively.

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

Selected Consolidated Financial Information

	Three Months Ended			Nine Months Ended
(dollars in millions, except per common share data)	Sept. 30, 2021	June 30, 2021	Sept. 30, 2020	Sept. 30, 2021	Sept. 30, 2020
Earnings Data:
Net interest income (fully taxable equivalent)	$377.9	$388.7	$398.7	$1,160.1	$1,215.4
Net interest income	370.3	380.9	391.4	1,137.1	1,193.0
Provision for credit losses	12.1	(40.8)	26.8	(42.3)	141.1
Non-interest income	100.4	99.0	101.1	294.0	314.5
Non-interest expense (1)	289.2	305.0	293.6	906.1	917.7
Income before income tax expense	169.4	215.7	172.1	567.3	448.7
Net income	139.7	170.8	144.6	455.0	364.9
Net income available to common shareholders (2)	136.2	167.3	141.1	444.5	354.4

Selected Statistical Data:
Net interest margin (2)	2.64%	2.70%	2.97%	2.69%	3.05%
Return on average assets (1), (2)	0.87	1.07	0.94	0.95	0.80
Return on average common equity (2)	7.2	9.1	7.5	8.0	6.3
Return on average tangible common equity (1), (2)	11.6	14.7	13.1	12.9	11.0
Efficiency ratio (2)	56.8	57.4	53.8	56.9	53.8

Common Share Data:
Earnings per common share:
Basic	$0.32	$0.40	$0.34	$1.06	$0.84
Diluted (1)	0.32	0.39	0.34	1.05	0.84
Dividends paid per common share	0.1825	0.1825	0.1800	0.5450	0.5375
Common dividend payout ratio (1)	56.8%	46.2%	53.6%	51.8%	64.5%
Book value per common share (end of period)	$17.85	$17.77	$18.11	$17.85	$18.11
Tangible book value per common share (end of period) (1)	11.18	11.08	10.37	11.18	10.37
Stock price:
High	18.08	19.62	12.36	19.62	17.00
Low	15.18	16.75	9.74	12.66	9.37
Close (end of period)	17.47	17.14	10.31	17.47	10.31

(1)See Non-GAAP Financial Measures and Reconciliation to GAAP.
(2)Annualized.

.

	As of and for the Three Months Ended
(dollars in millions)	Sept. 30, 2021	June 30, 2021	Mar. 31, 2021	Dec. 31, 2020	Sept. 30, 2020
Financial Condition Data:
Total assets	$63,673	$63,341	$64,173	$63,092	$60,871
Loans	39,526	41,366	42,770	43,870	45,231
Securities	10,451	10,597	10,445	9,191	8,270
Short-term investments	7,723	5,249	4,992	3,766	439
Allowance for credit losses on loans	352	348	399	425	424
Goodwill and other acquisition-related intangible assets	2,817	2,826	2,835	2,846	3,244
Deposits	52,871	52,581	53,475	52,138	49,637
Borrowings	977	952	1,156	1,148	1,237
Notes and debentures	999	1,002	1,003	1,010	1,012
Stockholders’ equity	7,783	7,750	7,592	7,603	7,831
Total risk-weighted assets:
People’s United	42,721	43,654	43,833	45,075	45,756
People’s United Bank, National Association	42,716	43,623	43,812	45,016	45,685
Non-accrual loans	321	328	353	329	306
Net loan charge-offs	7.7	10.3	12.4	13.4	17.3
Average Balances:
Loans	$39,934	$41,683	$42,854	$44,061	$44,853
Securities (1)	10,432	10,418	9,561	8,390	7,922
Short-term investments	6,999	5,469	5,000	2,582	842
Total earning assets	57,365	57,570	57,415	55,034	53,617
Total assets	63,876	63,930	64,057	62,396	61,293
Deposits	52,822	53,041	52,876	50,674	49,542
Borrowings	940	1,012	1,143	1,233	1,283
Notes and debentures	1,002	1,003	1,008	1,011	1,014
Total funding liabilities	54,764	55,056	55,027	52,918	51,839
Stockholders’ equity	7,779	7,634	7,606	7,884	7,801
Ratios:
Net loan charge-offs to average total loans (annualized)	0.08%	0.10%	0.12%	0.12%	0.15%
Non-performing assets to total loans, real estate owned and repossessed assets	0.83	0.82	0.85	0.78	0.71
Allowance for credit losses on loans to:
Total loans	0.89	0.84	0.93	0.97	0.94
Non-accrual loans	109.9	106.1	113.0	129.1	138.4
Average stockholders’ equity to average total assets	12.9	11.9	11.9	12.6	12.7
Stockholders’ equity to total assets	12.2	12.2	11.8	12.1	12.9
Tangible common equity to tangible assets (2)	7.8	7.7	7.4	7.5	7.5
Total risk-based capital:
People’s United	13.4	13.1	12.9	12.4	11.8
People’s United Bank, National Association	13.6	13.5	13.5	12.8	12.3

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

The following table summarizes People’s United’s operating non-interest expense and efficiency ratio, as derived from amounts reported in the Consolidated Statements of Income:

	Three Months Ended			Nine Months Ended
(dollars in millions)	Sept. 30, 2021	June 30, 2021	Sept. 30, 2020	Sept. 30, 2021	Sept. 30, 2020
Total non-interest expense	$289.2	$305.0	$293.6	$906.1	$917.7
Adjustments to arrive at operating non-interest expense:
Merger-related expenses	(4.7)	(9.2)	(4.6)	(21.4)	(41.0)
Stop & Shop contract termination costs	(1.6)	(2.0)	—	(15.7)	—
Total	(6.3)	(11.2)	(4.6)	(37.1)	(41.0)
Operating non-interest expense	282.9	293.8	289.0	869.0	876.7
Adjustments:
Amortization of other acquisition-related intangible assets	(8.9)	(8.8)	(10.2)	(28.7)	(31.1)
Operating lease expense	(7.0)	(7.6)	(9.3)	(22.4)	(27.9)
Other (1)	(1.2)	(1.3)	(5.1)	(4.2)	(8.9)
Total non-interest expense for efficiency ratio	$265.8	$276.1	$264.4	$813.7	$808.8

Net interest income (FTE basis)	$377.9	$388.7	$398.7	$1,160.1	$1,215.4
Total non-interest income	100.4	99.0	101.1	294.0	314.5
Total revenues	478.3	487.7	499.8	1,454.1	1,529.9
Adjustments:
Operating lease expense	(7.0)	(7.6)	(9.3)	(22.4)	(27.9)
BOLI FTE adjustment	1.0	0.7	0.8	2.3	2.6
Other (2)	(4.0)	—	(0.1)	(5.1)	(0.4)
Total revenues for efficiency ratio	$468.3	$480.8	$491.2	$1,428.9	$1,504.2
Efficiency ratio	56.8%	57.4%	53.8%	56.9%	53.8%

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
The following table summarizes People's United's pre-provision net revenue, as derived from amounts reported in the Consolidated Statements of Income:

	Three Months Ended			Nine Months Ended
(in millions)	Sept. 30, 2021	June 30, 2021	Sept. 30, 2020	Sept. 30, 2021	Sept. 30, 2020
Net interest income	$370.3	$380.9	$391.4	$1,137.1	$1,193.0
Non-interest income	100.4	99.0	101.1	294.0	314.5
Non-interest expense	(289.2)	(305.0)	(293.6)	(906.1)	(917.7)
Pre-provision net revenue	181.5	174.9	198.9	525.0	589.8
Non-operating expense	6.3	11.2	4.6	37.1	41.0
Operating pre-provision net revenue	$187.8	$186.1	$203.5	$562.1	$630.8

The following table summarizes People’s United’s operating earnings, operating EPS and operating return on average assets:

	Three Months Ended			Nine Months Ended
(dollars in millions, except per common share data)	Sept. 30, 2021	June 30, 2021	Sept. 30, 2020	Sept. 30, 2021	Sept. 30, 2020
Net income available to common shareholders	$136.2	$167.3	$141.1	$444.5	$354.4
Adjustments to arrive at operating earnings:
Merger-related expenses	4.7	9.2	4.6	21.4	41.0
Stop & Shop contract termination costs	1.6	2.0	—	15.7	—
Total pre-tax adjustments	6.3	11.2	4.6	37.1	41.0
Tax effect	(1.4)	(2.4)	(1.0)	(7.9)	(8.6)
Total adjustments, net of tax	4.9	8.8	3.6	29.2	32.4
Operating earnings	$141.1	$176.1	$144.7	$473.7	$386.8
Diluted EPS, as reported	$0.32	$0.39	$0.34	$1.05	$0.84
Adjustments to arrive at operating EPS:
Merger-related expenses	0.01	0.02	—	0.05	0.07
Stop & Shop contract termination costs	—	—	—	0.02	—
Total adjustments per common share	0.01	0.02	—	0.07	0.07
Operating EPS	$0.33	$0.41	$0.34	$1.12	$0.91
Average total assets	$63,876	$63,930	$61,293	$63,954	$60,582
Operating return on average assets (annualized)	0.88%	1.10%	0.94%	0.99%	0.85%
The following tables summarize People’s United’s operating return on average tangible common equity and operating common dividend payout ratio:

	Three Months Ended			Nine Months Ended
(dollars in millions)	Sept. 30, 2021	June 30, 2021	Sept. 30, 2020	Sept. 30, 2021	Sept. 30, 2020
Operating earnings	$141.1	$176.1	$144.7	$473.7	$386.8
Average stockholders’ equity	$7,779	$7,634	$7,801	$7,674	$7,788
Less: Average preferred stock	244	244	244	244	244
Average common equity	7,535	7,390	7,557	7,430	$7,544
Less: Average goodwill and average other acquisition-related intangible assets	2,822	2,831	3,249	2,831	3,259
Average tangible common equity	$4,713	$4,559	$4,308	$4,599	$4,285
Operating return on average tangible common equity (annualized)	12.0%	15.4%	13.4%	13.7%	12.0%

	Three Months Ended			Nine Months Ended
(dollars in millions)	Sept. 30, 2021	June 30, 2021	Sept. 30, 2020	Sept. 30, 2021	Sept. 30, 2020
Common dividends paid	$77.4	$77.3	$75.7	$230.4	$228.5
Operating earnings	$141.1	$176.1	$144.7	$473.7	$386.8
Operating common dividend payout ratio	54.8%	43.9%	52.3%	48.6%	59.1%

The following tables summarize People’s United’s tangible common equity ratio and tangible book value per common share derived from amounts reported in the Consolidated Statements of Condition:

(dollars in millions)	Sept. 30, 2021	June 30, 2021	Mar. 31, 2021	Dec. 31, 2020	Sept. 30, 2020
Total stockholders’ equity	$7,783	$7,750	$7,592	$7,603	$7,831
Less: Preferred stock	244	244	244	244	244
Common equity	7,539	7,506	7,348	7,359	7,587
Less: Goodwill and other acquisition-related intangible assets	2,817	2,826	2,835	2,846	3,244
Tangible common equity	$4,722	$4,680	$4,513	$4,513	$4,343
Total assets	$63,673	$63,341	$64,172	$63,092	$60,871
Less: Goodwill and other acquisition-related intangible assets	2,817	2,826	2,835	2,846	3,244
Tangible assets	$60,856	$60,515	$61,337	$60,246	$57,627
Tangible common equity ratio	7.8%	7.7%	7.4%	7.5%	7.5%

(in millions, except per common share data)	Sept. 30, 2021	June 30, 2021	Mar. 31, 2021	Dec. 31, 2020	Sept. 30, 2020
Tangible common equity	$4,722	$4,680	$4,513	$4,513	$4,343
Common shares issued	536.75	536.75	536.20	533.68	533.67
Less: Shares classified as treasury shares	108.98	108.98	108.98	109.00	109.00
Common shares outstanding	427.77	427.77	427.22	424.68	424.67
Less: Unallocated ESOP shares	5.31	5.40	5.49	5.57	5.66
Common shares	422.46	422.37	421.73	419.11	419.01
Tangible book value per common share	$11.18	$11.08	$10.70	$10.77	$10.37

Financial Overview
People’s United reported net income of $139.7 million, or $0.32 per diluted common share, for the three months ended September 30, 2021, compared to $144.6 million, or $0.34 per diluted common share, for the year-ago period. Included in the results for the three months ended September 30, 2021 are non-operating expenses totaling $6.3 million ($4.9 million after-tax) or $0.01 per common share. Included in the results for the three months ended September 30, 2020 are non-operating expenses totaling $4.6 million ($3.6 million after-tax) with no per common share impact. Compared to the year-ago period, third quarter of 2021 earnings primarily reflect a decrease in the provision for credit losses on loans and well-controlled expenses.
People’s United’s return on average assets was 0.87% (0.88% on an operating basis) for the three months ended
September 30, 2021 compared to 0.94% (0.94% on an operating basis) for the year-ago period. Return on average tangible common equity was 11.6% (12.0% on an operating basis) for the three months ended September 30, 2021 compared to 13.1% (13.4% on an operating basis) for the year-ago period. Compared to the third quarter of 2020, FTE net interest income decreased $20.8 million to $377.9 million and the net interest margin decreased 33 basis points to 2.64% (see Net Interest Income).
Net income for the nine months ended September 30, 2021 totaled $455.0 million, or $1.05 per diluted common share, compared to $364.9 million, or $0.84 per diluted common share, for the year-ago period. Included in the results for the nine months ended September 30, 2021 are non-operating expenses totaling $37.1 million ($29.2 million after-tax) or
$0.07 per common share. Included in the results for the nine months ended September 30, 2020 were non-operating expenses totaling $41.0 million ($32.4 million after-tax) or $0.07 per common share.

People’s United’s return on average assets was 0.95% (0.99% on an operating basis) for the nine months ended September 30, 2021 compared to 0.80% (0.85% on an operating basis) for the year-ago period. Return on average tangible common equity was 12.9% (13.7% on an operating basis) for the nine months ended September 30, 2021 compared to 11.0% (12.0% on an operating basis) for the year-ago period. FTE net interest income totaled $1.2 billion for the nine months ended September 30, 2021, a $55.3 million decrease from the year-ago period and the net interest margin decreased 35 basis points to 2.69%.
Average total earning assets increased $3.7 billion compared to the third quarter of 2020, reflecting increases of $6.2 billion in average short-term investments and $2.5 billion in average securities, partially offset by a $4.9 billion decrease in average total loans. Average total funding liabilities increased $2.9 billion compared to the year-ago quarter, reflecting a $3.3 billion increase in average total deposits, partially offset by a $343 million decrease in average total borrowings.
Compared to the year-ago quarter, total non-interest income decreased $0.7 million and total non-interest expense decreased $4.4 million. The efficiency ratio was 56.8% for the third quarter of 2021 compared to 53.8% for the year-ago quarter (see Non-Interest Income and Non-Interest Expense).
The provision for credit losses on loans in the third quarter of 2021 totaled $12.0 million, reflecting notable improvements in the economic outlook (e.g. Gross Domestic Product (“GDP”) and unemployment) largely attributable to continued COVID-19 vaccine distribution, an easing of social distancing restrictions and further government stimulus. The provision for credit losses of $27.1 million in the year-ago quarter reflects the economic uncertainty brought about by COVID-19. Net loan charge-offs as a percentage of average total loans on an annualized basis were 0.08% in the third quarter of 2021 compared to 0.15% in the year-ago quarter. The ACL was $352.4 million at September 30, 2021, a $72.7 million decrease from December 31, 2020. Non-performing assets totaled $329.5 million at September 30, 2021, a $12.1 million decrease from December 31, 2020. At September 30, 2021, the ACL as a percentage of total loans was 0.89% and as a percentage of non-accrual loans was 109.9%, compared to 0.97% and 129.1%, respectively, at December 31, 2020 (see Asset Quality).
People’s United’s total stockholders’ equity was $7.78 billion at September 30, 2021 compared to $7.60 billion at
December 31, 2020. Stockholders’ equity as a percentage of total assets was 12.2% and 12.1% at September 30, 2021 and December 31, 2020, respectively. Tangible common equity as a percentage of tangible assets was 7.8% at September 30, 2021 compared to 7.5% at December 31, 2020 (see Stockholders’ Equity and Dividends). People’s United’s and the Bank’s Total risk-based capital ratios were 13.4% and 13.6%, respectively, at September 30, 2021, compared to 12.4% and 12.8%, respectively, at December 31, 2020 (see Regulatory Capital Requirements).

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
The Company’s operating segments have been aggregated into two reportable segments: Commercial Banking and Retail Banking. These reportable segments have been identified and organized based on the nature of the underlying products and services applicable to each segment, the type of customers to whom those products and services are offered and the distribution channel through which those products and services are made available. With respect to the Company’s traditional wealth management activities, this presentation results in the allocation of the Company’s insurance business (prior to its sale in November 2020) and certain trust activities to the Commercial Banking segment, and the allocation of the Company’s brokerage business and certain other trust activities to the Retail Banking segment.
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
The Company qualitatively assessed, as of September 30, 2021, recent potential triggering events that could serve as indicators that the carrying amount of its goodwill is impaired. Based on this evaluation, which also considered the results of the 2020 impairment assessment, the Company concluded that it was not more likely than not that the fair value of any reporting unit was less than its carrying amount at that date.
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

Segment Performance Summary

Three months ended September 30, 2021	Commercial Banking	Retail Banking	Total Reportable Segments	Treasury	Other	Total Consolidated
(in millions)
Net interest income (loss)	$284.9	$168.5	$453.4	$(81.8)	$(1.3)	$370.3
Provision for credit losses	13.2	2.0	15.2	0.1	(3.2)	12.1
Total non-interest income	41.1	51.0	92.1	3.7	4.6	100.4
Total non-interest expense	111.1	163.3	274.4	1.2	13.6	289.2
Income (loss) before income tax expense (benefit)	201.7	54.2	255.9	(79.4)	(7.1)	169.4
Income tax expense (benefit)	35.4	9.5	44.9	(13.9)	(1.3)	29.7
Net income (loss)	$166.3	$44.7	$211.0	$(65.5)	$(5.8)	$139.7

Average total assets	$33,356.1	$10,562.1	$43,918.2	$18,188.7	$1,769.5	$63,876.4
Average total liabilities	19,123.6	29,052.9	48,176.5	7,024.3	896.3	56,097.1

Nine months ended September 30, 2021	Commercial Banking	Retail Banking	Total Reportable Segments	Treasury	Other	Total Consolidated
(in millions)
Net interest income (loss)	$861.8	$506.0	$1367.8	$(221.5)	$(9.2)	$1,137.1
Provision for credit losses	39.9	6.8	46.7	—	(89.0)	(42.3)
Total non-interest income	126.5	146.6	273.1	11.6	9.3	294.0
Total non-interest expense	342.9	497.4	840.3	4.5	61.3	906.1
Income (loss) before income tax expense (benefit)	605.5	148.4	753.9	(214.4)	27.8	567.3
Income tax expense (benefit)	119.2	29.0	148.2	(41.9)	6.0	112.3
Net income (loss)	$486.3	$119.4	$605.7	$(172.5)	$21.8	$455.0

Average total assets	$34,243.3	$11,258.1	$45,501.4	$16,731.8	$1,720.6	$63,953.8
Average total liabilities	19,200.3	28,822.8	48,023.1	7,388.4	868.5	56,280.0

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Net interest income	$284.9	$283.7	$861.8	$815.8
Provision for credit losses	13.2	13.8	39.9	39.1
Total non-interest income	41.1	49.6	126.5	169.2
Total non-interest expense	111.1	122.9	342.9	366.0
Income before income tax expense	201.7	196.6	605.5	579.9
Income tax expense	35.4	31.3	119.2	108.0
Net income	$166.3	$165.3	$486.3	$471.9

Average total assets	$33,356.1	$36,741.2	$34,243.3	$35,809.1
Average total liabilities	19,123.6	17,162.0	19,200.3	15,901.5
Commercial Banking’s net income increased $1.0 million for the three months ended September 30, 2021 compared to the year-ago period, reflecting an increase in net interest income and a decrease in non-interest expense, partially offset by a decrease in non-interest income. The $1.2 million increase in net interest income primarily reflects the benefits from increases in FTP net spread income and a decrease in interest expense, essentially offset by a decline in average commercial loan and lease balances and the adverse effect of a decline in loan yields. Non-interest income for the three months ended
September 30, 2021 decreased $8.5 million compared to the year-ago period, primarily reflecting decreases in insurance revenue and operating lease income, partially offset by an increase in cash management fees. The $11.8 million decrease in non-interest expense in the third quarter of 2021 compared to the year-ago period reflects lower levels of both direct and allocated expenses. Compared to the third quarter of 2020, average total assets decreased $3.4 billion, primarily reflecting declines in commercial loan and lease balances and other assets. Average total liabilities increased $2.0 billion, primarily reflecting organic deposit growth, partially offset by a decline in other liabilities.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Net interest income	$168.5	$165.5	$506.0	$474.2
Provision for credit losses	2.0	2.8	6.8	7.3
Total non-interest income	51.0	46.2	146.6	134.5
Total non-interest expense	163.3	169.6	497.4	491.6
Income before income tax expense	54.2	39.3	148.4	109.8
Income tax expense	9.5	6.2	29.0	20.2
Net income	$44.7	$33.1	$119.4	$89.6

Average total assets	$10,562.1	$13,381.1	$11,258.1	$13,709.0
Average total liabilities	29,052.9	27,601.2	28,822.8	26,722.4
Retail Banking’s net income increased $11.6 million for the three months ended September 30, 2021 compared to the year-ago period, primarily reflecting increases in net interest income and non-interest income and a decrease in non-interest expense. The $3.0 million increase in net interest income primarily reflects a decrease in interest expense and the benefit from an increase in FTP net spread income, partially offset by the adverse effect of declines in average residential mortgage loan balances and loan yields. Non-interest income for the three months ended September 30, 2021 increased $4.8 million compared to the year-ago period, primarily reflecting increases in bank service charges and investment management fees. The $6.3 million decrease in non-interest expense in the third quarter of 2021 compared to the year-ago period reflects a lower of allocated expenses, partially offset by a higher level of direct expenses. Compared to the third quarter of 2020, average total assets decreased $2.8 billion, primarily reflecting a decline in retail loans. Average total liabilities increased $1.5 billion, primarily reflecting organic deposit growth.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Net interest loss	$(81.8)	$(41.8)	$(221.5)	$(65.1)
Provision for credit losses	0.1	(0.3)	—	(0.3)
Total non-interest income	3.7	2.7	11.6	3.8
Total non-interest expense	1.2	0.7	4.5	4.2
Loss before income tax benefit	(79.4)	(39.5)	(214.4)	(65.2)
Income tax benefit	(13.9)	(6.3)	(41.9)	(11.1)
Net loss	$(65.5)	$(33.2)	$(172.5)	$(54.1)

Average total assets	$18,188.7	$9,519.7	$16,731.8	$9,395.9
Average total liabilities	7,024.3	7,906.8	7,388.4	9,309.0
The increase in Treasury’s net loss for the three months ended September 30, 2021 compared to the year-ago period primarily reflects a decrease in net interest income. The $40.0 million decrease in net interest income primarily reflects the adverse effect from a decrease in FTP net spread income, primarily resulting from the reduction in interest rates initiated by the FOMC (see Recent Developments and Net Interest Income), partially offset by the benefits from a decrease in interest expense and an increase in average securities balances. Compared to the third quarter of 2020, average total assets increased $8.7 billion, primarily reflecting increases in short-term investments and securities, and average total liabilities decreased $0.9 billion, primarily reflecting decreases in deposits and borrowings.

Other includes the residual financial impact from the allocation of revenues and expenses (including the provision for credit losses on loans) and certain revenues and expenses not attributable to a particular segment; assets and liabilities not attributable to a particular segment; reversal of the FTE adjustment since net interest income for each segment is presented on an FTE basis; and the FTP impact from excess capital. The provision for credit losses on loans in 2021 reflects notable improvements in the economic outlook (e.g. GDP and unemployment) largely attributable to continued COVID-19 vaccine distribution, an easing of social distancing restrictions and further government stimulus, while the provision in 2020 reflects the application of the CECL standard and the impact of COVID-19. Included in non-interest income for the three and nine months ended September 30, 2021 is a $3.9 million net gain resulting from the sale-leaseback of two buildings. Included in non-interest expense for the three and nine months ended September 30, 2021 are non-operating expenses totaling $6.3 million and $37.1 million, respectively. Included in non-interest expense for the three and nine months ended September 30, 2020 are non-operating expenses totaling $4.6 million and $41.0 million, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Net interest loss	$(1.3)	$(16.0)	$(9.2)	$(31.9)
Provision for credit losses on loans	(3.2)	10.5	(89.0)	95.0
Total non-interest income	4.6	2.6	9.3	7.0
Total non-interest expense	13.6	0.4	61.3	55.9
Income (loss) before income tax benefit	(7.1)	(24.3)	27.8	(175.8)
Income tax expense (benefit)	(1.3)	(3.7)	6.0	(33.3)
Net income (loss)	$(5.8)	$(20.6)	$21.8	$(142.5)

Average total assets	$1,769.5	$1,651.4	$1,720.6	$1,668.1
Average total liabilities	896.3	822.1	868.5	861.7

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
In March 2020, the FOMC lowered the target range for the federal funds rate twice by a total of 150 basis points (see Recent Developments), bringing the current target range to between 0.00% and 0.25%. In 2019, the FOMC lowered the target range three times by a total of 75 basis points. For the third quarter of 2021, the average effective federal funds rate was 0.09%.
The net interest margin was 2.64% in the third quarter of 2021, compared to 2.97% in the third quarter of 2020 and 2.70% in the second quarter of 2021. As compared to the second quarter of 2021, the decrease in the net interest margin primarily reflects lower yields on the securities and loan portfolios, partially offset by the benefit of lower rates on deposits.
Third Quarter 2021 Compared to Third Quarter 2020
FTE net interest income decreased $20.8 million compared to the third quarter of 2020, reflecting a $42.7 million decrease in total interest and dividend income, partially offset by a $21.9 million decrease in total interest expense, and the net interest margin decreased 33 basis points to 2.64%.
Average total earning assets were $57.4 billion in the third quarter of 2021, a $3.7 billion increase from the third quarter of 2020, reflecting increases of $6.2 billion in average short-term investments and $2.5 billion in average securities, partially offset by a $4.9 billion decrease in average total loans. The average total commercial loan, average residential mortgage loan and average home equity portfolios decreased $2.5 billion, $2.0 billion and $433 million, respectively, compared to the year-ago period.

Average total loans, average securities and average short-term investments comprised 70%, 18% and 12%, respectively, of average total earning assets in the third quarter of 2021, compared to 84%, 15% and 1%, respectively in the third quarter of 2020. In the current quarter, the yield earned on the total loan portfolio was 3.40% and the yield earned on securities and short-term investments was 1.42%, compared to 3.49% and 2.41%, respectively, in the year-ago period. At September 30, 2021, approximately 49% of the Company’s loan portfolio was comprised of Prime Rate and LIBOR-based floating rate loans, compared to approximately 46% at December 31, 2020.
Average total funding liabilities were $54.8 billion in the third quarter of 2021, a $2.9 billion increase from the year-ago period, reflecting a $3.3 billion increase in average total deposits, partially offset by a $343 million decrease in average total borrowings. The increase in average total deposits reflects organic growth. Excluding brokered deposits, average savings, interest-bearing checking and money market deposits, and average non-interest bearing deposits increased $5.1 billion and $2.7 billion, respectively, while average time deposits decreased $2.0 billion. Average total deposits comprised 96% of average total funding liabilities in both the third quarters of 2021 and 2020.
The 18 basis point decrease to 0.17% in the rate paid on average total funding liabilities in the third quarter of 2021 compared to 2020 primarily reflects the decreases in the target federal funds rate discussed above. The rate paid on average total deposits decreased 18 basis points, reflecting decreases of 61 basis points in time deposits and 12 basis points in savings, interest-bearing checking and money market deposits as well as the benefit from a $2.7 billion increase in non-interest bearing deposits. Average savings, interest-bearing checking and money market deposits and average time deposits comprised 61% and 8%, respectively, of average total deposits in the third quarter of 2021 compared to 58% and 14%, respectively, in the comparable 2020 period.
Third Quarter 2021 Compared to Second Quarter 2021
FTE net interest income decreased $10.8 million compared to the second quarter of 2021, reflecting a $12.7 million decrease in total interest and dividend income, partially offset by a $1.9 million decrease in total interest expense. The net interest margin decreased six basis points to 2.64%, reflecting: lower yields on the securities and loan portfolios, which reduced the net interest margin by five and four basis points, respectively; partially offset by one additional calendar day in the third quarter and lower rates on deposits, which benefited the net interest margin by two and one basis point, respectively. Excess liquidity resulting from deposits at the Federal Reserve Bank of New York (the “FRB-NY”) had a seven basis point negative impact on the net interest margin in the third quarter of 2021 compared to two basis points in the second quarter of 2021.
Included in interest income in the third and second quarters of 2021 are fees, net of related costs, totaling $20.3 million and $20.1 million, respectively, recognized in connection with the Company's role in originating loans under the Paycheck Protection Program (“PPP”). Fees earned as a participating PPP lender are deferred and recognized over the earlier of the life of the related loans or until forgiven by the Small Business Administration (“SBA”). PPP loans had a ten basis point favorable impact on the net interest margin in the third quarter of 2021 compared to seven basis points in the second quarter of 2021.
Average total earning assets decreased $204 million from the second quarter of 2021, reflecting a $1.7 billion decrease in average total loans, partially offset by a $1.5 billion increase in average short-term investments. In the third quarter of 2021, the average total commercial loan, average residential mortgage loan and average home equity portfolios decreased $1.3 billion, $390 million and $83 million, respectively. Within commercial loans, the commercial and industrial portfolio decreased
$810 million (PPP loans averaged $1.3 billion and $2.3 billion in the third and second quarters of 2021, respectively) and the commercial real estate portfolio decreased $528 million.
Average total funding liabilities decreased $292 million from the second quarter of 2021, reflecting decreases of $218 million in average total deposits and $72 million in average total borrowings.
The following tables present average balance sheets, FTE-basis interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended September 30, 2021, June 30, 2021 and September 30, 2020, and the nine months ended September 30, 2021 and 2020. The average balances are principally daily averages and, for loans, include both performing and non-performing balances. Interest income on loans includes the effect of deferred loan fees and costs accounted for as yield adjustments, but does not include interest on loans for which People’s United has ceased to accrue interest. Premium amortization and discount accretion (including amounts attributable to purchase accounting adjustments) are also included in the respective interest income and interest expense amounts. The impact of People’s United’s use of derivative instruments in managing IRR is also reflected in the tables, classified according to the instrument hedged and the related risk management objective.

Average Balance Sheet, Interest and Yield/Rate Analysis (1)

	September 30, 2021			June 30, 2021			September 30, 2020
Three months ended (dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Short-term investments	$6,999.3	$2.8	0.16%	$5,468.5	$1.3	0.09%	$841.5	$0.4	0.19%
Securities (2)	10,432.0	59.1	2.27	10,418.3	57.6	2.21	7,922.4	52.5	2.65
Loans:
Commercial real estate	12,906.9	96.5	2.99	13,434.9	101.6	3.02	13,853.1	110.5	3.19
Commercial and industrial	12,759.6	106.6	3.34	13,570.0	110.5	3.26	14,419.8	113.0	3.13
Equipment financing	5,001.7	62.3	4.99	4,933.7	62.5	5.07	4,876.4	65.4	5.37
Residential mortgage	7,437.6	58.9	3.16	7,828.0	64.4	3.29	9,408.0	82.4	3.51
Home equity and other consumer	1,828.2	15.2	3.32	1,916.2	16.2	3.39	2,296.0	19.9	3.47
Total loans	39,934.0	339.5	3.40	41,682.8	355.2	3.41	44,853.3	391.2	3.49
Total earning assets	57,365.3	$401.4	2.80%	57,569.6	$414.1	2.88%	53,617.2	$444.1	3.31%
Other assets	6,511.1			6,360.5			7,676.2
Total assets	$63,876.4			$63,930.1			$61,293.4
Liabilities and stockholders’ equity:
Deposits:
Non-interest-bearing	$16,469.5	$—	—%	$16,324.6	$—	—%	$13,753.8	$—	—%
Savings, interest-bearing checking and money market	32,030.8	8.9	0.11	32,088.4	10.1	0.13	28,970.0	16.4	0.23
Time	4,322.2	6.2	0.57	4,627.6	7.0	0.61	6,817.8	20.1	1.18
Total deposits	52,822.5	15.1	0.11	53,040.6	17.1	0.13	49,541.6	36.5	0.29
Borrowings:
Federal Home Loan Bank advances	569.6	1.1	0.79	569.7	1.0	0.70	640.5	1.3	0.79
Customer repurchase agreements	370.5	0.1	0.10	379.6	0.1	0.11	382.6	0.2	0.18
Federal funds purchased	—	—	—	62.6	—	0.09	260.1	—	0.08
Total borrowings	940.1	1.2	0.52	1,011.9	1.1	0.44	1,283.2	1.5	0.46
Notes and debentures	1,001.7	7.2	2.85	1,003.6	7.2	2.89	1,014.0	7.4	2.92
Total funding liabilities	54,764.3	$23.5	0.17%	55,056.1	$25.4	0.19%	51,838.8	$45.4	0.35%
Other liabilities	1,332.8			1,239.8			1,653.3
Total liabilities	56,097.1			56,295.9			53,492.1
Stockholders’ equity	7,779.3			7,634.2			7,801.3
Total liabilities and stockholders’ equity	$63,876.4			$63,930.1			$61,293.4
Net interest income/spread (3)		$377.9	2.63%		$388.7	2.69%		$398.7	2.96%
Net interest margin			2.64%			2.70%			2.97%
(1)Average yields earned and rates paid are annualized.
(2)Average balances and yields for securities are based on amortized cost.
(3)The FTE adjustment was $7.6 million, $7.8 million and $7.3 million for the three months ended September 30, 2021, June 30, 2021 and September 30, 2020, respectively.

Average Balance Sheet, Interest and Yield/Rate Analysis (1)
	September 30, 2021			September 30, 2020
Nine months ended (dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Short-term investments	$5,829.9	$5.3	0.12%	$635.9	$2.6	0.55%
Securities (2)	10,140.2	173.4	2.28	8,061.0	163.3	2.70
Loans:
Commercial real estate	13,206.3	296.9	3.00	14,219.8	382.5	3.59
Commercial and industrial	13,544.0	335.5	3.30	13,065.7	337.6	3.44
Equipment financing	4,941.5	187.6	5.06	4,908.5	201.2	5.47
Residential mortgage	7,861.4	193.5	3.28	9,820.4	258.0	3.50
Home equity and other consumer	1,926.4	47.9	3.31	2,475.7	70.7	3.81
Total loans	41,479.6	1,061.4	3.41	44,490.1	1,250.0	3.75
Total earning assets	57,449.7	$1,240.1	2.88%	53,187.0	$1,415.9	3.55%
Other assets	6,504.1			7,395.1
Total assets	$63,953.8			$60,582.1
Liabilities and stockholders’ equity:
Deposits:
Non-interest-bearing	$16,207.1	$—	—%	$12,233.7	$—	—%
Savings, interest-bearing checking and money market	31,980.5	31.8	0.13	27,111.2	77.5	0.38
Time	4,725.4	23.1	0.65	8,046.8	79.6	1.32
Total deposits	52,913.0	54.9	—	47,391.7	157.1	0.44
Borrowings:
Federal Home Loan Bank advances	569.7	3.1	0.74	1,639.6	12.6	1.02
Customer repurchase agreements	390.8	0.4	0.11	356.0	0.9	0.35
Federal funds purchased	70.5	—	0.09	847.7	5.4	0.85
Total borrowings	1,031.0	3.5	0.46	2,843.3	18.9	0.89
Notes and debentures	1,004.3	21.6	2.87	1,009.1	24.5	3.24
Total funding liabilities	54,948.3	$80.0	0.19%	51,244.1	$200.5	0.52%
Other liabilities	1,331.7			1,550.5
Total liabilities	56,280.0			52,794.6
Stockholders’ equity	7,673.8			7,787.5
Total liabilities and stockholders’ equity	$63,953.8			$60,582.1
Net interest income/spread (3)		$1,160.1	2.69%		$1,215.4	3.03%
Net interest margin			2.69%			3.05%
(1)Average yields earned and rates paid are annualized.
(2)Average balances and yields for securities are based on amortized cost.
(3)The FTE adjustment was $23.0 million and $22.4 million for the nine months ended September 30, 2021 and 2020, respectively.

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

	Three Months Ended September 30, 2021 Compared To
	September 30, 2020 Increase (Decrease)			June 30, 2021 Increase (Decrease)
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Short-term investments	$2.5	$(0.1)	$2.4	$0.4	$1.1	$1.5
Securities	14.9	(8.3)	6.6	0.1	1.4	1.5
Loans:
Commercial real estate	(7.3)	(6.7)	(14.0)	(4.0)	(1.1)	(5.1)
Commercial and industrial	(13.6)	7.2	(6.4)	(6.8)	2.9	(3.9)
Equipment financing	1.7	(4.8)	(3.1)	0.9	(1.1)	(0.2)
Residential mortgage	(16.1)	(7.4)	(23.5)	(3.1)	(2.4)	(5.5)
Home equity and other consumer	(3.9)	(0.8)	(4.7)	(0.7)	(0.3)	(1.0)
Total loans	(39.2)	(12.5)	(51.7)	(13.7)	(2.0)	(15.7)
Total change in interest and dividend income	(21.8)	(20.9)	(42.7)	(13.2)	0.5	(12.7)
Interest expense:
Deposits:
Savings, interest-bearing checking and money market	1.6	(9.1)	(7.5)	—	(1.2)	(1.2)
Time	(5.8)	(8.1)	(13.9)	(0.5)	(0.3)	(0.8)
Total deposits	(4.2)	(17.2)	(21.4)	(0.5)	(1.5)	(2.0)
Borrowings:
Federal Home Loan Bank advances	(0.1)	(0.1)	(0.2)	—	0.1	0.1
Customer repurchase agreements	—	(0.1)	(0.1)	—	—	—
Federal funds purchased	(0.1)	0.1	—	—	—	—
Total borrowings	(0.2)	(0.1)	(0.3)	—	0.1	0.1
Notes and debentures	(0.1)	(0.1)	(0.2)	—	—	—
Total change in interest expense	(4.5)	(17.4)	(21.9)	(0.5)	(1.4)	(1.9)
Change in net interest income	$(17.3)	$(3.5)	$(20.8)	$(12.7)	$1.9	$(10.8)

	Nine Months Ended September 30, 2021 Compared To September 30, 2020 Increase (Decrease)

(in millions)	Volume	Rate	Total
Interest and dividend income:
Short-term investments	$6.2	$(3.5)	$2.7
Securities	38.0	(27.9)	10.1
Loans:
Commercial real estate	(25.9)	(59.7)	(85.6)
Commercial and industrial	12.1	(14.2)	(2.1)
Equipment financing	1.3	(14.9)	(13.6)
Residential mortgage	(48.9)	(15.6)	(64.5)
Home equity and other consumer	(14.4)	(8.4)	(22.8)
Total loans	(75.8)	(112.8)	(188.6)
Total change in interest and dividend income	(31.6)	(144.2)	(175.8)
Interest expense:
Deposits:
Savings, interest-bearing checking and money market	12.0	(57.7)	(45.7)
Time	(25.4)	(31.1)	(56.5)
Total deposits	(13.4)	(88.8)	(102.2)
Borrowings:
Federal Home Loan Bank advances	(6.6)	(2.9)	(9.5)
Customer repurchase agreements	0.1	(0.6)	(0.5)
Federal funds purchased	(2.7)	(2.7)	(5.4)
Total borrowings	(9.2)	(6.2)	(15.4)
Notes and debentures	(0.1)	(2.8)	(2.9)
Total change in interest expense	(22.7)	(97.8)	(120.5)
Change in net interest income	$(8.9)	$(46.4)	$(55.3)

Non-Interest Income

	Three Months Ended			Nine Months Ended
(in millions)	Sept. 30, 2021	June 30, 2021	Sept. 30, 2020	Sept. 30, 2021	Sept. 30, 2020
Bank service charges	$25.9	$24.9	$24.5	$74.3	$72.8
Investment management fees	21.1	21.5	18.8	62.5	54.3
Commercial banking lending fees	11.8	14.1	12.7	39.5	35.4
Operating lease income	10.6	11.2	12.4	33.1	36.8
Cash management fees	9.6	9.6	8.8	28.4	24.3
Other non-interest income:
BOLI	3.6	2.9	2.9	8.7	9.6
Customer interest rate swap income, net	1.8	2.4	1.2	4.3	12.7
Net gains on sales of residential mortgage loans held-for-sale	—	—	0.8	1.5	2.4
Other	16.0	12.4	19.0	41.7	66.2
Total other non-interest income	21.4	17.7	23.9	56.2	90.9
Total non-interest income	$100.4	$99.0	$101.1	$294.0	$314.5
Total non-interest income in the third quarter of 2021 decreased $0.7 million compared to the third quarter of 2020 and increased $1.4 million compared to the second quarter of 2021. The decrease compared to the year-ago period primarily reflects decreases in operating lease income and other non-interest income, partially offset by increases in bank service charges and investment management fees. The increase compared to the second quarter of 2021 primarily reflects increases in bank service charges and other non-interest income, partially offset by a decrease in commercial banking lending fees.
The increase in bank service charges in the third quarter of 2021 compared to both the year-ago period and second quarter of 2021 primarily reflects the level of customer activity resulting from the economic uncertainty brought about by COVID-19. The fluctuations in investment management fees compared to both the year-ago period and second quarter of 2021 primarily reflects the effect of recent market volatility. At September 30, 2021, assets under discretionary management totaled $10.1 billion compared to $9.5 billion at December 31, 2020.
The decrease in commercial banking lending fees compared to both the third quarter of 2020 and second quarter of 2021 are primarily related to the levels of prepayment income and loan syndication fees collected in the respective periods. The decrease in net gains on sales of residential mortgage loans held-for-sale in the third quarter of 2021 compared to the third quarter of 2020 reflects a 91% decrease in the volume of residential mortgage loans sold and narrower spreads on pricing. The fluctuations in net customer interest rate swap income in the third quarter of 2021 compared to the third quarter of 2020 and second quarter of 2021 reflects the levels in both the number and notional value of customer swaps.
On an FTE basis, BOLI income totaled $4.6 million in the third quarter of 2021 compared to $3.7 million in the year-ago quarter and $3.5 million in the second quarter of 2021. BOLI income in each period includes death benefits received totaling $1.3 million, $0.8 million and $0.6 million, respectively.
Included in other non-interest income are unrealized losses relating to the change in fair value of equity securities totaling $0.3 million in both the third quarter of 2020 and the second quarter of 2021 (see Note 2 to the Consolidated Financial Statements). Included in other non-interest income in the third quarter of 2021 is a $3.9 million net gain resulting from the sale-leaseback of two buildings. Other non-interest income includes insurance revenue totaling $1.8 million in the third quarter of 2021, $9.7 million in the third quarter of 2020 and $1.7 million in the second quarter of 2021. The year-over-year variance reflects the sale of PUIA in November 2020.

Non-Interest Expense

	Three Months Ended			Nine Months Ended
(dollars in millions)	Sept. 30, 2021	June 30, 2021	Sept. 30, 2020	Sept. 30, 2021	Sept. 30, 2020
Compensation and benefits	$167.7	$177.6	$166.5	$518.1	$508.2
Occupancy and equipment	50.2	50.0	49.1	149.3	148.1
Professional and outside services	27.6	30.0	24.1	91.2	88.3
Amortization of other acquisition-related intangible assets	8.9	8.8	10.2	28.7	31.1
Regulatory assessments	6.6	7.8	8.4	22.5	25.8
Operating lease expense	7.0	7.6	9.3	22.4	27.9
Other non-interest expense:
Stationary, printing, postage and telephone	4.6	5.3	6.6	16.0	20.1
Advertising and promotion	4.6	2.7	2.6	10.4	8.9
Other	12.0	15.2	16.8	47.5	59.3
Total other non-interest expense	21.2	23.2	26.0	73.9	88.3
Total non-interest expense	$289.2	$305.0	$293.6	$906.1	$917.7
Efficiency ratio	56.8%	57.4%	53.8%	56.9%	53.8%
Total non-interest expense in the third quarter of 2021 decreased $4.4 million compared to the third quarter of 2020 and decreased $15.8 million compared to the second quarter of 2021. Included in total non-interest expense are merger-related and other non-operating expenses totaling $6.3 million in the third quarter of 2021, $4.6 million in the year-ago quarter and $11.2 million in the second quarter of 2021. Excluding such expenses, total non-interest expense decreased $6.1 million compared to the third quarter of 2020 (primarily reflecting a decrease in other non-interest expense, partially offset by an increase in advertising and promotion) and decreased $10.9 million compared to the second quarter of 2021 (primarily reflecting a decrease in compensation and benefits).
As compared to the third quarter of 2020, the increase in the efficiency ratio reflects a decrease in adjusted total revenues of 4% and an increase in adjusted total expenses of 1% (see Non-GAAP Financial Measures and Reconciliation to GAAP).
The decrease in compensation and benefits in the third quarter of 2021 compared to the second quarter of 2021 primarily reflects higher incentive-related accruals in the second quarter of 2021.
Professional and outside services fees include merger-related and other non-operating expenses totaling $4.1 million in the third quarter of 2021, $1.4 million in the third quarter of 2020 and $6.0 million in the second quarter of 2021. Excluding such expenses, the fluctuations in professional and outside services fees are primarily related to the timing of certain projects.
Regulatory assessments include Federal Deposit Insurance Corporation (“FDIC”) insurance premiums, which are based on the Bank’s average total assets and average tangible equity, and FDIC-defined risk factors. The actual amount of future regulatory assessments will be dependent on several factors, including: (i) the Bank’s average total assets and average tangible equity; (ii) the Bank’s risk profile; and (iii) whether additional special assessments are imposed in future periods and the manner in which such assessments are determined. The decrease in regulatory assessments in the third quarter of 2021 compared to both the third quarter of 2020 and second quarter of 2021 primarily reflects an improvement in the Bank's risk profile.
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

Merger-related expenses included in other non-interest expense totaled $2.0 million for the third quarter of 2020 and
$3.0 million for the second quarter of 2021 (none in the third quarter of 2021). Other non-interest expense in the third quarter of 2021 and second quarter of 2021 also include Stop & Shop contract termination costs (considered non-operating expenses) totaling $1.6 million and $2.0 million, respectively.

Income Taxes
People’s United’s effective income tax rate was 19.8% for the nine months ended September 30, 2021 compared to 37.0% for the full-year of 2020. The full-year 2020 effective income tax rate reflects the impact of a non-deductible goodwill impairment charge for which no tax benefit was realized. Excluding non-deductible goodwill impairment, the effective income tax rate was 18.4% for the full-year of 2020. People’s United’s effective income tax rate for the full-year 2021 is expected to be approximately 19% to 21%. Differences, if any, arising between People’s United’s effective income tax rate and the
U.S. federal statutory rate of 21% are generally attributable to: (i) tax-exempt interest earned on certain investments;
(ii) tax-exempt income from BOLI; and (iii) state income taxes.

FINANCIAL CONDITION

General
Total assets at September 30, 2021 were $63.7 billion, a $581 million increase from December 31, 2020, primarily reflecting increases of $4.0 billion in short-term investments and $1.3 billion in total securities, partially offset by decreases of $4.3 billion in total loans and $231 million in other assets. The decrease in total loans from December 31, 2020 to September 30, 2021 reflects decreases of $2.8 billion in commercial loans and $1.6 billion in retail loans. Included in commercial loans at September 30, 2021 are PPP loans totaling $935 million compared to $2.28 billion at December 31, 2020. The increase in total securities primarily reflects net purchases of government sponsored enterprise (“GSE”) mortgage-backed and collateralized mortgage obligation securities, partially offset by a $132 million increase in the unrealized loss on debt securities available-for-sale. The decrease in other assets primarily reflects the change in fair value of derivative financial instruments, partially offset by an increase in affordable housing investments.
Non-performing assets totaled $329.5 million at September 30, 2021, a $12.1 million decrease from December 31, 2020, primarily reflecting decreases of $19.1 million in non-accrual commercial and industrial loans, $13.2 million in non-accrual residential mortgage loans and $10.1 million in non-accrual equipment financing loans, partially offset by a $38.3 million increase in non-accrual commercial real estate loans. The ACL totaled $352.4 million at September 30, 2021, compared to $425.1 million at December 31, 2020. At September 30, 2021, the ACL as a percentage of total loans was 0.89% and as a percentage of non-accrual loans was 109.9%, compared to 0.97% and 129.1%, respectively, at December 31, 2020.
At September 30, 2021, total liabilities were $55.9 billion, a $401 million increase from December 31, 2020, primarily reflecting a $734 million increase in total deposits, partially offset by decreases of $170 million in total borrowings and $153 million in other liabilities.
People’s United’s total stockholders’ equity was $7.8 billion at September 30, 2021, a $180 million increase from
December 31, 2020. As a percentage of total assets, stockholders’ equity was 12.2% and 12.1% at September 30, 2021 and December 31, 2020, respectively. Tangible common equity equaled 7.8% of tangible assets at September 30, 2021 compared to 7.5% at December 31, 2020 (see Stockholders Equity and Dividends).
People’s United’s (consolidated) Tier 1 Leverage capital ratio and its Common Equity Tier 1 (“CET 1”), Tier 1 and Total risk-based capital ratios were 8.6%, 11.7%, 12.3% and 13.4%, respectively, at September 30, 2021, compared to 8.3%, 10.5%, 11.0% and 12.4%, respectively, at December 31, 2020. The Bank’s Tier 1 Leverage capital ratio and its CET 1, Tier 1 and Total risk-based capital ratios were 8.8%, 12.6%, 12.6% and 13.6%, respectively, at September 30, 2021, compared to 8.7%, 11.5%, 11.5% and 12.8%, respectively, at December 31, 2020 (see Regulatory Capital Requirements).

Loans
People’s United’s lending activities consist of originating loans secured by commercial and residential properties, and extending secured and unsecured loans to commercial and consumer customers. In the first quarter of 2021, the Company completed a portfolio review to ensure consistent classification of certain commercial loans across the Company's franchise and conformity to industry practice for such loans. As a result, approximately $350 million of loans secured by non-owner-occupied commercial properties were prospectively reclassified, in March 2021, from commercial and industrial loans to commercial real estate loans. Prior period balances were not restated to conform to the current presentation. Included in commercial and industrial loans at September 30, 2021 are PPP loans totaling $935 million (including $319 million in Service, $223 million in Health services, $104 million in Construction, $94 million in Manufacturing and $53 million in Retail trade) and associated deferred loan fees totaling $35.8 million.
The following tables summarize People’s United’s loan portfolios:
Commercial Real Estate

(in millions)	September 30, 2021	December 31, 2020
Property Type:
Residential (multifamily)	$3,750.8	$4,231.4
Retail	3,215.7	3,579.3
Office buildings	2,203.1	2,366.7
Health care	1,039.2	560.7
Hospitality/entertainment	972.3	980.4
Industrial/manufacturing	810.8	840.3
Mixed/special use	327.3	353.2
Self storage	175.6	198.7
Land	41.7	79.3
Other	126.1	146.9
Total commercial real estate	$12,662.6	$13,336.9
Commercial and Industrial

(in millions)	September 30, 2021	December 31, 2020
Industry:
Finance and insurance	$3,782.6	$4,485.5
Service	2,311.9	2,688.4
Wholesale trade	1,294.2	1,223.4
Real estate, rental and leasing	1,185.3	1,152.1
Manufacturing	1,147.4	1,384.7
Health services	914.5	1,489.6
Retail trade	742.7	851.3
Transportation and utilities	429.5	450.4
Construction	365.1	533.6
Arts, entertainment and recreation	183.2	236.2
Information and media	177.7	165.7
Printing	45.7	79.0
Packaging	43.8	58.5
Public administration	37.6	49.9
Other	107.8	134.0
Total commercial and industrial	$12,769.0	$14,982.3

Equipment Financing

(in millions)	September 30, 2021	December 31, 2020
Industry:
Transportation and utilities	$1,120.0	$1,122.8
Construction	772.3	716.7
Service	737.9	713.1
Rental and leasing	456.0	500.3
Manufacturing	459.7	416.6
Health services	296.1	268.8
Wholesale trade	287.5	263.3
Waste management	200.6	198.9
Printing	166.0	178.7
Retail trade	149.0	142.3
Packaging	104.3	118.7
Mining, oil and gas	66.5	67.4
Other	224.4	222.4
Total equipment financing	$5,040.3	$4,930.0
Residential Mortgage

(in millions)	September 30, 2021	December 31, 2020
Adjustable-rate	$4,323.7	$5,517.3
Fixed-rate	2,946.1	3,001.6
Total residential mortgage	$7,269.8	$8,518.9
Home Equity and Other Consumer

(in millions)	September 30, 2021	December 31, 2020
Home equity lines of credit	$1,560.5	$1,814.1
Home equity loans	139.9	183.1
Other	83.7	104.2
Total home equity and other consumer	$1,784.1	$2,101.4

Asset Quality
CARES Act
Issued in response to the economic disruption caused by the COVID-19 pandemic, the CARES Act provides financial assistance for businesses and individuals as well as targeted regulatory relief for financial institutions. The following provisions of the CARES Act are significant to People’s United.
Paycheck Protection Program
The CARES Act created a new loan guarantee program known as the PPP, the objective of which is to provide small businesses with financial support to cover payroll and certain other qualifying expenses. Loans made under the PPP are fully guaranteed by the SBA, whose guarantee is backed by the full faith and credit of the United States. PPP loans also afford borrowers forgiveness up to the principal amount of the loan, plus accrued interest, provided the loan proceeds are used to retain workers and maintain payroll or to make certain mortgage interest, lease and utility payments, and certain other criteria are satisfied. The SBA will reimburse PPP lenders for any amount of a PPP loan that is forgiven, and PPP lenders will not be held liable for any representations made by PPP borrowers in connection with their requests for loan forgiveness. As of
November 1, 2021, People’s United, as a participating PPP lender, had approved, submitted to the SBA and funded PPP loan requests totaling approximately $3.8 billion, of which approximately $0.7 billion remains outstanding. For regulatory capital purposes, PPP loans are assigned a zero risk-weighting as a result of the related SBA guarantee.

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
As of November 1, 2021, the Company had granted loan forbearance requests representing approximately $7.5 billion of outstanding balances across nearly all of the Company’s loan portfolios, with the most significant activity noted in commercial real estate, commercial and industrial, and equipment financing. Of the loans that were granted a deferral related to COVID-19, approximately 97% have left deferral and made their first full payment. We anticipate that this percentage will increase as the remainder of these loans exit their first deferral.
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
Guidance issued by the Office of the Comptroller of the Currency requires that loans subject to a borrower’s discharge from personal liability following a Chapter 7 bankruptcy be treated as TDRs, included in non-accrual loans and written down to the estimated collateral value, regardless of delinquency status. Included in TDRs at September 30, 2021 are $31.0 million of such loans. Of this amount, $25.4 million, or 82%, were less than 90 days past due on their payments as of that date.
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

During the nine months ended September 30, 2021, we performed 28 loan modifications that were not classified as TDRs. The balances of these loans at the time of the respective modifications totaled $94.1 million. In each case, we concluded that the modification did not result in the granting of a concession based on one or more of the following considerations: (i) the receipt of additional collateral (the nature and amount of which was deemed to serve as adequate compensation for other terms of the restructuring) and/or guarantees; (ii) the borrower having access to funds at a market rate for debt with similar risk characteristics as the restructured debt; and (iii) the restructuring resulting in a delay in payment that is insignificant in relation to the other terms of the obligation. See Note 3 to the Consolidated Financial Statements and Loan Forbearance Initiatives above for additional disclosures relating to TDRs.
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
At September 30, 2021, the loan portfolio included $645 million of interest-only residential mortgage loans. People’s United began originating interest-only residential mortgage loans in March 2003. The underwriting guidelines and requirements for such loans are generally more restrictive than those applied to other types of residential mortgage loans. People’s United has not originated interest-only residential mortgage loans that permit negative amortization or optional payment amounts. Amortization of an interest-only residential mortgage loan begins after the initial interest rate changes (e.g. after 5 years for a 5/1 adjustable-rate mortgage). In general, People’s United’s underwriting guidelines for residential mortgage loans require the following: (i) properties must be single-family and owner-occupied primary residences; (ii) lower loan-to-value (“LTV”) ratios (less than 60% on average); (iii) higher credit scores (greater than 700 on average); and (iv) sufficient post-closing reserves.
Updated estimates of property values are obtained from an independent third-party for residential mortgage loans 90 days past due. At September 30, 2021, non-accrual residential mortgage loans totaling $0.2 million had current LTV ratios of more than 100%. At that date, the weighted average LTV ratio and FICO score for the residential mortgage loan portfolio were 61% and 762, respectively.
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
During the nine months ended September 30, 2021, the Company repurchased eight residential mortgage loans from GSEs and other parties that we had previously sold to the GSEs and other parties. The balance of the loans at the time of the respective repurchases totaled $1.8 million and related fees and expenses incurred totaled $0.1 million. During that same time period, the Company issued 21 investor refunds, totaling $0.1 million, under contractual recourse agreements. Based on the limited number of repurchase requests the Company has historically received, the immaterial cost associated with such repurchase requests and management’s view that this past experience is consistent with our current and near-term estimate of such exposure, the Company has established a reserve for such repurchase requests, which totaled $0.5 million as of
September 30, 2021.
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
The following table sets forth, as of September 30, 2021, the committed amount of HELOCs scheduled to have the draw period end during the years shown:

December 31, (in millions)	Credit Lines
2021	$51.1
2022	332.3
2023	381.0
2024	421.5
2025	417.4
2026	429.4
Later years	1,863.5
Total	$3,896.2
Approximately 88% of our HELOCs are presently in their draw period. Although converted amortizing payment loans represent only a small portion of the portfolio, our default and delinquency statistics indicate a higher level of occurrence for such loans when compared to HELOCs that are still in the draw period.
Delinquency statistics for the HELOC portfolio as of September 30, 2021 are as follows:

	Portfolio Balance	Delinquencies
(dollars in millions)		Amount	Percent
HELOC status:
Still in draw period	$1,509.3	$8.3	0.61%
Amortizing payment	191.1	10.3	5.41
For the nine months ended September 30, 2021, 53% of our borrowers with balances outstanding under HELOCs paid only the minimum amount due.
The majority of home equity loans fully amortize over terms ranging from 5 to 20 years. Home equity loans are limited to first or second liens on a borrower’s primary residence. The maximum LTV ratio is 80% on a single-family property, including a condominium, and 70% on a two-family property. Lower LTV ratios are required on larger line amounts.
We are not able, at this time, to develop statistics for the entire home equity portfolio (both HELOCs and home equity loans) with respect to first liens serviced by third parties that have priority over our junior liens, as lien position data has not historically been captured on our loan servicing systems. As of September 30, 2021, full and complete first lien position data was not readily available for 33% of the home equity portfolio. Effective January 2011, we began tracking lien position data for all new originations and our collections department continues to add lien position data once a loan reaches 75 days past due in connection with our updated assessment of combined loan-to-value (“CLTV”) exposure, which takes place for loans 90 days past due. In addition, when we are notified that the holder of a superior lien has commenced a foreclosure action, our home equity account is identified in the collections system for ongoing monitoring of the legal action. As of September 30, 2021, the portion of the home equity portfolio more than 90 days past due with a CLTV greater than 80% was $0.7 million.

As of September 30, 2021, full and complete first lien position data was readily available for 67%, or $1.1 billion, of the home equity portfolio. Of that total, 40%, or $427.5 million, are in a junior lien position. We estimate that of those junior liens,
35%, or $149.6 million, are held or serviced by others.
When the first lien is held by a third-party, we can, in some cases, obtain an indication that a first lien is in default through information reported to credit bureaus. However, because more than one mortgage may be reported in a borrower’s credit report and there may not be a corresponding property address associated with reported mortgages, we are often unable to associate a specific first lien with our junior lien. As of September 30, 2021, there were 25 loans totaling $1.2 million for which we have received notification that the holder of a superior lien has commenced foreclosure action. For 17 of the loans (totaling $0.9 million), our second lien position was performing at the time such foreclosure action was commenced. There was no estimated loss related to those 17 loans as of September 30, 2021. It is important to note that the percentage of new home equity originations for which we hold the first lien has increased from approximately 40% in 2009 to approximately
55% as of September 30, 2021.
We believe there are several factors that serve to mitigate the potential risk associated with the limitations on available first lien data. Most importantly, our underwriting guidelines for home equity loans, which have been, and continue to be, consistently applied, generally require the following: (i) properties located within our geographic footprint; (ii) lower LTV ratios; and (iii) higher credit scores. Notwithstanding the maximum LTV ratios and minimum FICO scores discussed previously, actual LTV ratios at origination were less than 60% on average and current FICO scores of our borrowers are greater than 750 on average. In addition, as of September 30, 2021, 97% of the portfolio balance relates to originations that occurred since 2005, which is generally recognized as the peak of the last housing bubble. We believe these factors are a primary reason for the portfolio’s relatively low level of non-accrual loans and net loan charge-offs, both in terms of absolute dollars and as a percentage of average total loans.
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
As of September 30, 2021, the weighted average CLTV ratio and FICO score for the home equity portfolio were 56% and
750, respectively.
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

People’s United’s construction loan portfolio totaled $939 million (2% of total loans) at September 30, 2021. The total committed amount at that date, including both the outstanding balance and the unadvanced portion of such loans, was
$1.3 billion. In some cases, a portion of the total committed amount includes an accompanying interest reserve.
At September 30, 2021, construction loans totaling $579 million had remaining available interest reserves of $28.9 million. At that date, the Company had no construction loans with interest reserves included in non-accrual loans.
Historically, certain economic conditions have resulted in an increase in the number of extension requests for commercial real estate and construction loans, some of which may have included related repayment guarantees. Modifications of commercial real estate loans involving maturity extensions are evaluated according to the Company’s normal underwriting standards and are classified as TDRs if the borrower is experiencing financial difficulty and is afforded a concession by People’s United similar to those discussed previously. People’s United had $12.2 million of restructured construction loans at September 30, 2021.
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
Under the CECL standard, the Company determines the ACL on loans based upon a consideration of its historical portfolio loss experience, current borrower-specific risk characteristics, forecasts of future economic conditions and other relevant factors. The allowance is measured on a collective (pool) basis when similar risk characteristics exist. Loans that do not share common risk characteristics are evaluated on an individual basis and are excluded from the collective evaluation. At September 30, 2021 and December 31, 2020, the collective ACL totaled $340.0 million and $404.6 million, respectively, and the specific allocations of the ACL for loans evaluated on an individual basis totaled $12.4 million and $20.5 million, respectively.
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

Provision and Allowance for Credit Losses

	Three Months Ended			Nine Months Ended
(dollars in millions)	Sept. 30, 2021	June 30, 2021	Sept. 30, 2020	Sept. 30, 2021	Sept. 30, 2020
ACL:
Balance at beginning of period	$348.1	$399.1	$414.0	$425.1	$246.6
CECL transition adjustment	—	—	—	—	72.2
Balance at beginning of period, adjusted	348.1	399.1	414.0	425.1	318.8
Charge-offs	(13.2)	(13.9)	(19.3)	(44.9)	(42.2)
Recoveries	5.5	3.6	2.0	14.5	5.8
Net loan charge-offs	(7.7)	(10.3)	(17.3)	(30.4)	(36.4)
Provision for credit losses	12.0	(40.7)	27.1	(42.3)	141.4
Balance at end of period	$352.4	$348.1	$423.8	$352.4	$423.8
ACL as a percentage of:
Total loans	0.89%	0.84%	0.94%	0.89%	0.94%
Non-accrual loans	109.9	106.1	138.4	109.9	138.4

The provision for credit losses on loans totaled $12.0 million for the three months ended September 30, 2021, reflecting $7.7 million in net loan charge-offs and a $4.3 million increase in the ACL from June 30, 2021. The provision for credit losses on loans in 2021 reflects notable improvements in the economic outlook (e.g. GDP and unemployment) largely attributable to continued COVID-19 vaccine distribution, an easing of social distancing restrictions and further government stimulus. Net loan charge-offs for the three months ended September 30, 2021 include a commercial real estate loan, which had a previously established specific reserve, where the borrower was negatively impacted by the COVID-19 pandemic. The provision for credit losses on loans totaled $27.1 million in the year-ago period, reflecting $17.3 million in net loan charge-offs and an increase in the ACL reflecting the economic uncertainty brought about by COVID-19, portfolio-specific risk factors and loan mix. Excluding PPP loans, the ACL as a percentage of total loans was 0.91% at September 30, 2021 and 1.02% at
December 31, 2020.
Management believes that the level of the ACL at September 30, 2021 represents an appropriate estimate of lifetime expected credit losses.
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

Net Loan Charge-Offs (Recoveries)

	Three Months Ended			Nine Months Ended
(in millions)	Sept. 30, 2021	June 30, 2021	Sept. 30, 2020	Sept. 30, 2021	Sept. 30, 2020
Commercial:
Commercial real estate	$3.7	$0.8	$4.1	$10.3	$9.3
Commercial and industrial	0.3	3.0	6.9	2.8	7.9
Equipment financing	4.2	6.9	6.2	18.3	15.3
MW/ABL	—	—	—	—	—
Total	8.2	10.7	17.2	31.4	32.5
Retail:
Residential mortgage	(0.7)	(0.4)	(0.2)	(1.4)	0.6
Home equity	(0.1)	(0.2)	—	(0.5)	0.7
Other consumer	0.3	0.2	0.3	0.9	2.6
Total	(0.5)	(0.4)	0.1	(1.0)	3.9
Total net loan charge-offs	$7.7	$10.3	$17.3	$30.4	$36.4

Net Loan Charge-Offs (Recoveries) as a Percentage of Average Total Loans (Annualized)

	Three Months Ended			Nine Months Ended
	Sept. 30, 2021	June 30, 2021	Sept. 30, 2020	Sept. 30, 2021	Sept. 30, 2020
Commercial:
Commercial real estate	0.11%	0.02%	0.12%	0.10%	0.09%
Commercial and industrial	0.01	0.12	0.25	0.06	0.10
Equipment financing	0.34	0.56	0.50	0.49	0.41
MW/ABL	—	—	—	(0.02)	(0.01)
Retail:
Residential mortgage	(0.04)	(0.02)	(0.01)	(0.02)	0.01
Home equity	(0.03)	(0.03)	—	(0.03)	0.05
Other consumer	1.10	1.13	1.03	1.24	2.65
Total portfolio	0.08%	0.10%	0.15%	0.10%	0.11%
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
All previously accrued but unpaid interest on non-accrual loans is reversed from interest income in the period in which the accrual of interest is discontinued. Interest payments received on non-accrual loans are generally applied as a reduction of principal if future collections are doubtful, although such interest payments may be recognized as income. A loan remains on non-accrual status until the factors that indicated doubtful collectability no longer exist or until a loan is determined to be uncollectible and is charged-off against the ACL. There were no loans past due 90 days or more and still accruing interest at September 30, 2021 or December 31, 2020.

Non-Performing Assets

(dollars in millions)	Sept. 30, 2021	June 30, 2021	Mar. 31, 2021	Dec. 31, 2020	Sept. 30, 2020
Non-accrual loans:
Commercial:
Commercial real estate	$98.7	$96.1	$90.2	$60.4	$85.3
Commercial and industrial	56.3	56.1	68.2	75.4	85.7
Equipment financing	99.2	107.2	118.1	109.3	49.0
MW/ABL	0.9	0.9	1.0	1.0	1.0
Total Commercial	255.1	260.3	277.5	246.1	221.0
Retail:
Residential mortgage	49.1	49.5	56.9	62.3	62.9
Home equity	16.3	18.1	18.7	20.5	22.1
Other consumer	—	0.1	0.2	0.2	0.2
Total Retail	65.4	67.7	75.8	83.0	85.2
Total non-accrual loans (1)	320.5	328.0	353.3	329.1	306.2
REO:
Residential	1.6	1.6	3.5	3.2	1.9
Commercial	—	3.5	1.5	3.6	3.6
Total REO	1.6	5.1	5.0	6.8	5.5
Repossessed assets	7.4	5.4	5.4	5.7	9.7
Total non-performing assets	$329.5	$338.5	$363.7	$341.6	$321.4
Non-accrual loans as a percentage of total loans	0.81%	0.79%	0.83%	0.75%	0.68%
Non-performing assets as a percentage of:
Total loans, REO and repossessed assets	0.83	0.82	0.85	0.78	0.71
Tangible stockholders’ equity and ACL	6.20	6.43	7.05	6.59	6.41

(1)Reported net of government guarantees totaling: $1.1 million at September 30, 2021; $1.2 million at June 30, 2021;
$2.5 million at March 31, 2021; $2.5 million at December 31, 2020; and $2.4 million at September 30, 2020. These government guarantees relate, almost entirely, to guarantees provided by the SBA as well as selected other Federal agencies and represent the carrying value of the loans that are covered by such guarantees, the extent of which
(i.e. full or partial) varies by loan. At September 30, 2021, these government guarantees relate to commercial and industrial loans.
Non-performing assets decreased $12.1 million from December 31, 2020, primarily reflecting decreases of $19.1 million in non-accrual commercial and industrial loans, $13.2 million in non-accrual residential mortgage loans, $10.1 million in non-accrual equipment financing loans, $5.2 million in real estate owned (“REO”) and $4.2 million in non-accrual home equity loans, partially offset by a $38.3 million increase in non-accrual commercial real estate loans (primarily due to three loans where the borrowers were negatively impacted by the COVID-19 pandemic).
In addition to the non-accrual loans discussed above, People’s United has also identified $1.7 billion in potential problem loans at September 30, 2021. Potential problem loans represent loans that are currently performing, but for which known information about possible credit deterioration on the part of the related borrowers causes management to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms and which may result in the disclosure of such loans as non-performing at some time in the future. The potential problem loans are generally loans that, although performing, have been classified as “substandard” in accordance with People’s United’s loan rating system, which is consistent with guidelines established by banking regulators.

At September 30, 2021, potential problem loans consisted of commercial real estate loans ($889.9 million), commercial and industrial loans ($447.4 million), equipment financing loans ($370.7 million) and MW/ABL loans ($36.7 million). Such loans are closely monitored by management and have remained in performing status for a variety of reasons including, but not limited to, delinquency status, borrower payment history and fair value of the underlying collateral. Management cannot predict the extent to which economic conditions may worsen or whether other factors may adversely impact the ability of these borrowers to make payments. Accordingly, there can be no assurance that potential problem loans will not become 90 days or more past due, be placed on non-accrual status, be restructured, or require additional provisions for credit losses.
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
Asset liquidity is provided by: cash; short-term investments and securities purchased under agreements to resell; proceeds from maturities, principal repayments and sales of securities; and proceeds from scheduled principal collections, prepayments and sales of loans. In addition, certain securities may be used to collateralize borrowings under repurchase agreements. The Consolidated Statements of Cash Flows present data on cash provided by and used in People’s United’s operating, investing and financing activities. At September 30, 2021, People’s United (parent company) liquid assets included $440 million in cash, while the Bank’s liquid assets included $6.3 billion in debt securities available-for-sale and $7.7 billion in cash and cash equivalents. At September 30, 2021, debt securities available-for-sale with a fair value of $3.6 billion and debt securities held-to-maturity with an amortized cost of $1.8 billion were pledged as collateral for public deposits and for other purposes.
Liability liquidity is measured by both People’s United’s and the Bank’s ability to obtain deposits and borrowings at cost-effective rates that are diversified with respect to markets and maturities. Deposits, which are considered the most stable source of liability liquidity, totaled $52.9 billion at September 30, 2021 and represented 84% of total funding (the sum of total deposits, total borrowings, notes and debentures, and stockholders’ equity). Borrowings are used to diversify People’s United’s funding mix and to support asset growth. Both borrowings and notes and debentures totaled $1.0 billion at September 30, 2021, each representing 2% of total funding at that date.
The Bank’s current available sources of borrowings include: federal funds purchased, advances from the Federal Home Loan Bank (the “FHLB”) of Boston and the FRB-NY, and repurchase agreements. At September 30, 2021, the Bank’s total borrowing capacity from (i) the FHLB of Boston and the FRB-NY for advances and (ii) repurchase agreements was $16.6 billion based on the level of qualifying collateral available for these borrowings. In addition, the Bank had unsecured borrowing capacity of $1.0 billion at that date. FHLB advances are secured by the Bank’s investment in FHLB stock and by a security agreement that requires the Bank to maintain, as collateral, sufficient qualifying assets not otherwise pledged (principally single-family residential mortgage loans, home equity lines of credit and loans, and commercial real estate loans).
At September 30, 2021, the Bank had outstanding commitments to originate loans totaling $1.7 billion and approved, but unused, lines of credit extended to customers totaling $11.4 billion (including $3.1 billion of HELOCs).
The sources of liquidity discussed above are deemed by management to be sufficient to fund outstanding loan commitments and to meet both People’s United’s and the Bank’s other obligations.

Stockholders' Equity and Dividends
People’s United’s total stockholders’ equity was $7.78 billion at September 30, 2021, a $180.2 million increase from December 31, 2020. This increase primarily reflects: net income of $455.0 million for the nine months ended
September 30, 2021, partially offset by (i) common and preferred dividends paid totaling $230.4 million in the nine months ended September 30, 2021 and (ii) an $87.7 million increase in accumulated other comprehensive loss (“AOCL”) since December 31, 2020. The increase in AOCL, net of tax, primarily reflects a $100.4 million increase in the unrealized loss on debt securities available-for-sale. As a percentage of total assets, stockholders’ equity was 12.2% and 12.1% at
September 30, 2021 and December 31, 2020, respectively. Tangible common equity equaled 7.8% of tangible assets at September 30, 2021 compared to 7.5% at December 31, 2020.
In October 2021, People’s United’s Board of Directors declared a quarterly dividend on its common stock of
$0.1825 per common share. The dividend is payable on November 15, 2021 to shareholders of record on November 1, 2021. Also in October 2021, People’s United’s Board of Directors declared a dividend on its preferred stock, subject to and conditioned upon the effective time of the merger between the Company and M&T not occurring prior to the close of business on December 1, 2021. The dividend is payable on December 15, 2021 to preferred shareholders of record as of
December 1, 2021. In August 2021, the Bank paid a cash dividend of $168.0 million to People's United (parent company).

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

The following is a summary of People’s United’s and the Bank’s regulatory capital amounts and ratios under the Basel III capital rules. The minimum capital required amounts are based on the capital conservation buffer of the Basel III capital rules. In connection with the adoption of the Basel III capital rules, both the Company and the Bank elected to opt-out of the requirement to include most components of AOCL in CET 1 capital. At September 30, 2021, People’s United’s and the Bank’s total risk-weighted assets, as defined, were both $42.7 billion, compared to $45.1 billion and $45.0 billion at
December 31, 2020, respectively. For regulatory capital purposes, PPP loans are assigned a zero risk-weighting as a result of the related SBA guarantee on such loans.

			Minimum Capital Required		Classification as Well-Capitalized
	At September 30, 2021
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Capital (1):
People’s United	$5,242.6	8.6%	$2,451.1	4.0%	N/A	N/A
Bank	5,375.7	8.8	2,450.9	4.0	$3,063.6	5.0%
CET 1 Risk-Based Capital (2):
People’s United	4,998.5	11.7	2,990.5	7.0	N/A	N/A
Bank	5,375.7	12.6	2,990.1	7.0	2,776.5	6.5
Tier 1 Risk-Based Capital (3):
People’s United	5,242.6	12.3	3,631.3	8.5	2,563.2	6.0
Bank	5,375.7	12.6	3,630.9	8.5	3,417.3	8.0
Total Risk-Based Capital (4):
People’s United	5,732.1	13.4	4,485.7	10.5	4,272.1	10.0
Bank	5,820.2	13.6	4,485.2	10.5	4,271.6	10.0

			Minimum Capital Required		Classification as
	At December 31, 2020				Well-Capitalized
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Capital (1):
People's United	$4,967.8	8.3%	$2,388.4	4.0%	N/A	N/A
Bank	5,168.4	8.7	2,387.9	4.0	$2,984.8	5.0%
CET 1 Risk-Based Capital (2):
People's United	4,723.7	10.5	3,155.3	7.0	N/A	N/A
Bank	5,168.4	11.5	3,151.1	4.0	2,926.0	6.5
Tier 1 Risk-Based Capital (3):
People's United	4,967.8	11.0	3,831.4	8.5	2,704.5	6.0
Bank	5,168.4	11.5	3,826.3	8.5	3,601.3	8.0
Total Risk-Based Capital (4):
People's United	5,589.5	12.4	4,732.9	10.5	4,507.5	10.0
Bank	5,745.1	12.8	4,726.7	10.5	4,501.6	10.0
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
The following tables set forth the estimated percent change in the Company’s net interest income at risk over one-year simulation periods beginning September 30, 2021 and December 31, 2020.

	Estimated Percent Change in Net Interest Income
Parallel Shock Rate Change (basis points)
	September 30, 2021	December 31, 2020
+300	24.4%	22.6%
+200	17.3	16.0
+100	8.8	8.2
-25	(1.7)	(1.7)

	Estimated Percent Change in Net Interest Income
Yield Curve Twist Rate Change (basis points)
	September 30, 2021	December 31, 2020
Short End -25	(1.0)%	(1.0)%
Short End +100	6.8	6.1
Long End -25	(0.7)	(0.7)
Long End +100	2.3	2.4
The net interest income at risk simulation results indicate that at both September 30, 2021 and December 31, 2020, the Company is asset sensitive over the twelve-month forecast horizon (i.e. net interest income will increase if market rates rise). The asset sensitive position at September 30, 2021 primarily reflects: (i) 100% of the Company’s loan portfolio being funded by less rate-sensitive core deposits; (ii) approximately 49% of the Company’s loan portfolio being comprised of Prime Rate and one-month LIBOR-based floating-rate loans; and (iii) the repricing of variable-rate loans, the origination of fixed-rate loans as well as the purchase and reinvestment of securities all over the twelve-month forecast horizon.

The slight increase in the Company’s asset sensitivity since December 31, 2020 is primarily due to: (i) decreases in residential mortgage and PPP loans and (ii) higher liquid deposits resulting from governmental stimulus programs and reduced consumer spending; partially offset by security purchases and slower modeled mortgage-backed security and residential mortgage loan prepayment speeds as a result of higher long-end interest rates. Based on the Company’s IRR position at September 30, 2021, an immediate 100 basis point parallel increase in interest rates translates to an approximate $122 million increase in net interest income on an annualized basis.
Economic Value of Equity at Risk Simulation is conducted in tandem with net interest income simulations, to ascertain a longer-term view of the Company’s IRR position by capturing longer-term re-pricing risk and options risk embedded in the balance sheet. It measures the sensitivity of economic value of equity to changes in interest rates. Economic value of equity at risk simulation values only the current balance sheet and does not incorporate the growth assumptions used for income simulations. As with net interest income modeling, this simulation captures product characteristics such as loan resets, repricing terms, maturity dates, rate caps and floors. Key assumptions include loan prepayment speeds, deposit pricing elasticity and non-maturity deposit attrition rates. These assumptions can have significant impacts on valuation results as the assumptions remain in effect for the entire life of each asset and liability. The Company conducts core deposit behavior studies on a periodic basis to support deposit assumptions used in the valuation process. All key assumptions are subject to periodic review.
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

	Estimated Percent Change in Economic Value of Equity
Parallel Shock Rate Change (basis points)
	September 30, 2021	December 31, 2020
+300	6.3%	11.6%
+200	8.6	13.7
+100	6.9	10.3
-25	(2.8)	(3.9)
The Company’s economic value of equity at risk profile indicates that at September 30, 2021, the Company’s economic value of equity is asset sensitive. The decrease in asset sensitivity since December 31, 2020 primarily reflects: (i) security purchases and (ii) an increase in the duration of both mortgage-backed securities and residential mortgage loans and a decrease in the modeled weighted average life of non-maturity deposits resulting from higher long-end interest rates; partially offset by decreases in residential mortgage and PPP loans and an increase in liquid deposits.
People’s United’s IRR position at September 30, 2021, as set forth in the net interest income at risk and economic value of equity at risk tables above, reflects an asset sensitive net interest income at risk position and an asset sensitive economic value of equity at risk position. From a net interest income perspective, asset sensitivity over the next 12 months is primarily attributable to the effect of the substantial Prime and LIBOR-based loan balances and the funding of all loans primarily by less rate-sensitive deposits. From an economic value of equity perspective, in a rising rate environment, the Company’s assets are less price sensitive than its liabilities due to shorter asset duration; and the optionality embedded in mortgage related assets and non-maturity deposits at various interest rate levels which serve to create an asset sensitive risk position. Asset sensitivity declines with progressively larger interest rate shocks as mortgage-backed securities and residential mortgage loans extend in duration and, conversely, non-maturity deposit duration shortens. Given the uncertainty of the magnitude, timing and direction of future interest rate movements and the shape of the yield curve, actual results may vary from those predicted by the Company’s models.
Management has established procedures to be followed in the event of an anticipated or actual breach in policy limits. As of September 30, 2021, there were no breaches of the Company’s internal policy limits with respect to either IRR measure. Management utilizes both interest rate measures in the normal course of measuring and managing IRR and believes that each measure is valuable in understanding the Company’s IRR position.

People’s United uses derivative financial instruments, including interest rate swaps, as components of its market risk management (principally to manage IRR). Certain other derivatives are entered into in connection with transactions with commercial customers. Derivatives are not used for speculative purposes. At September 30, 2021, People’s United used interest rate swaps to manage IRR associated with certain interest-bearing assets and interest-bearing liabilities.
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
Certain of People’s United’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of master netting arrangements and posted collateral). The aggregate fair value of derivative instruments with such credit-related contingent features that were in a net liability position at September 30, 2021 was $34.3 million, for which People’s United had posted collateral totaling $33.9 million in the normal course of business. If the Company’s senior unsecured debt rating had fallen below investment grade as of that date, $0.4 million in additional collateral would have been required.
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

Derivative Financial Instruments
The following table summarizes certain information concerning derivative financial instruments utilized by People’s United in its management of IRR and foreign currency risk:

	Interest Rate Swaps		Foreign Exchange Contracts
As of September 30, 2021 (dollars in millions)	Fair Value Hedge	Cash Flow Hedge
Notional principal amounts	$375.0	$550.0	$337.0
Weighted average interest rates:
Pay floating (receive fixed)	Libor + 1.265% (4.00%)	N/A	N/A
Pay fixed (receive floating)	N/A	0.53%(0.13%)	N/A
Weighted average remaining term to maturity (in months)	34	11	5
Fair value:
Recognized as an asset	$—	$—	$3.1
Recognized as a liability	—	—	2.9
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
The following table summarizes certain information concerning these interest rate swaps and caps:

	Interest Rate Swaps		Interest Rate Caps
As of September 30, 2021 (dollars in millions)	Commercial Customers	Institutional Counterparties	Commercial Customers	Institutional Counterparties
Notional principal amounts	$8,727.9	$8,729.4	$177.2	$177.2
Weighted average interest rates:
Pay floating (receive fixed)	0.33%/(2.32%)	—	N/A	N/A
Pay fixed (receive floating)	—	2.19%(0.33%)	N/A	N/A
Weighted average strike rate	N/A	N/A	3.04%	3.04%
Weighted average remaining term to maturity (in months)	72	72	25	25
Fair value:
Recognized as an asset	$467.0	$3.7	$1.8	$0.2
Recognized as a liability	11.9	104.2	0.2	1.8
See Notes 13 and 14 to the Consolidated Financial Statements for further information relating to derivatives.
Item 3 – Quantitative and Qualitative Disclosures About Market Risk
The information required by this item appears on pages 91 through 94 of this report.

Item 4 – Controls and Procedures
People’s United’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of People’s United’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that People’s United’s disclosure controls and procedures are effective, as of
September 30, 2021, to ensure that information relating to People’s United, which is required to be disclosed in the reports People’s United files with the SEC under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
During the quarter ended September 30, 2021, there has not been any change in People’s United’s internal control over financial reporting that has materially affected, or are reasonably likely to materially affect, People’s United’s internal control over financial reporting.

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
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table provides information with respect to purchases made by People’s United of its common stock during the three months ended September 30, 2021:
Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share		Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1 - 31, 2021
Tendered by employees (1)	3,248	$17.29		—	—
August 1 - 31, 2021
Tendered by employees (1)	—	$—		—	—
September 1 - 30, 2021
Tendered by employees (1)	18,115	$16.35	1	—	—
Total:
Tendered by employees (1)	21,363	$16.49		—	—

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

Item 3 – Defaults Upon Senior Securities
None.
Item 4 – Mine Safety Disclosures
None.
Item 5 – Other Information
None.
Item 6 – Exhibits
The following Exhibits are filed herewith:

Designation	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.1	The following financial information from People’s United Financial, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 formatted in Inline XBRL: (i) Consolidated Statements of Condition as of September 30, 2021 and December 31, 2020; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2021 and 2020; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021 and 2020; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2021 and 2020;
(v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020; and (vi) Notes to Consolidated Financial Statements.

INDEX TO EXHIBITS

Designation	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.1	The following financial information from People’s United Financial, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 formatted in Inline XBRL: (i) Consolidated Statements of Condition as of September 30, 2021 and December 31, 2020; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2021 and 2020; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021 and 2020; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2021 and 2020;
(v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020; and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, People’s United Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLE’S UNITED FINANCIAL, INC.

Date: November 9, 2021	By:	/s/ John P. Barnes
John P. Barnes
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2021	By:	/s/ R. David Rosato
R. David Rosato
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: November 9, 2021	By:	/s/ Jeffrey Hoyt
Jeffrey Hoyt
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)