Form 10-K
period 2021-12-31
People's United Financial, Inc.
filed 2022-03-01
CIK 1378946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-K
____________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant, based upon the last reported sales price of its common stock as of the last business day of the registrant’s most recently completed second quarter on the NASDAQ Global Select Market was approximately $7.33 billion.
As of February 18, 2022, there were 429,671,285 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference
The information required by Part III is incorporated by reference to our definitive proxy statement or in an amendment to the Form 10-K, to be filed no later than 120 days after the end of the fiscal year covered by this Form 10-K.

PEOPLE’S UNITED FINANCIAL, INC.
2021 FORM 10-K

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
This full-range of financial services is delivered through a network of 388 branches located in Connecticut, southeastern New York, Massachusetts, Vermont, New Hampshire and Maine, including 84 full-service in-store Stop & Shop supermarket branches throughout Connecticut and 27 in southeastern New York that provide customers with seven-days-a-week banking in most locations. The Bank’s distribution network includes investment and brokerage offices, commercial banking offices, online banking and investment trading, a 24-hour telephone banking service and participation in a worldwide ATM network. PCLC, PUEFC and LEAF maintain a sales presence in 16 states to support equipment financing operations throughout the United States. The Bank maintains a mortgage warehouse lending group located in Kentucky and a national credits group that has participations in commercial loans and commercial real estate loans to borrowers in various industries on a national scale.
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
Effective January 2, 2019, the Bank completed its acquisition of VAR Technology Finance (“VAR”), which is now considered a division of LEAF. Effective April 1, 2019, People’s United completed its acquisition of BSB Bancorp, Inc.
(“BSB Bancorp”) based in Belmont, Massachusetts. Effective November 1, 2019, People’s United completed its acquisition of United Financial Bancorp, Inc. (“United Financial”) based in Hartford, Connecticut. The assets acquired and liabilities assumed in these transactions were recorded at their estimated fair values as of the respective closing dates. People’s United’s results of operations include the results of these acquired companies beginning with the respective effective dates. See Note 2 to the Consolidated Financial Statements for a further discussion on these acquisitions. Further discussion of People’s United’s business and operations appears on pages 22 through 72.
On February 22, 2021, People’s United and M&T Bank Corporation (“M&T”) announced that they have entered into a definitive agreement under which M&T will acquire People’s United in an all-stock transaction. Under the terms of the agreement, each share of People’s United common stock will be converted into the right to receive 0.118 shares of M&T common stock. The merger, which has been approved by the boards of directors and shareholders of each company, is expected to close promptly after the parties have satisfied customary closing conditions, including the approval of the Board of Governors of the Federal Reserve System (the “FRB”).

On February 18, 2022, People’s United and M&T jointly announced that the two companies have agreed to extend their merger agreement from February 21, 2022 to June 1, 2022 in order to provide additional time to obtain regulatory approval from the FRB. The merger received approval from both the New York State Department of Financial Services and the Connecticut Department of Banking in October 2021. Approval by the FRB is the only outstanding regulatory approval required to complete the merger.
Supervision and Regulation
People’s United Financial, Inc.
General
As a bank holding company and a financial holding company, People’s United is regulated under the BHC Act and is subject to supervision, examination and regulation by the FRB. Among other things, this authority permits the FRB to restrict or prohibit activities that are determined to be a serious risk to the subsidiary bank. A bank holding company should have sufficient capital and an effective capital planning process, consistent with its overall risk profile and considering the size, scope, and complexity of its operations, to ensure its safe and sound operation. In addition, the FRB evaluates a bank holding company’s capital planning and capital distribution processes, and its capital sufficiency in light of relevant regulations and supervisory guidance applicable to bank holding companies.
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
Regulatory Capital Requirements
Bank holding companies and national banks are subject to various regulations regarding capital requirements administered by U.S. banking agencies. The FRB (in the case of a bank holding company) and the OCC (in the case of a bank) may initiate certain actions if a bank holding company or a bank fails to meet minimum capital requirements. In addition, under its prompt corrective action regulations, the OCC is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized bank. These actions could have a direct material effect on a bank’s financial statements. People’s United and the Bank are subject to regulatory capital requirements administered by the FRB and the OCC, respectively. Both People’s United and the Bank are subject to capital rules (the “Basel III capital rules” or
“Basel III”) issued by U.S. banking agencies. See Management’s Discussion and Analysis—Regulatory Capital Requirements beginning on page 67 for a further discussion regarding capital requirements.

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
If a bank fails to submit an acceptable plan, it is treated as if it were “significantly undercapitalized”. Banks that are significantly or critically undercapitalized are subject to a wider range of regulatory requirements and restrictions. Under OCC regulations, generally, a national bank is treated as “well-capitalized” if its Total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 8% or greater, its Common Equity Tier 1 (“CET 1”) capital ratio is 6.5% or greater and its
Tier 1 leverage ratio is 5% or greater, and it is not subject to any order or directive by the OCC to meet a specific capital level. Basel III capital rules also revised the prompt corrective action framework by incorporating new regulatory capital minimums. As of December 31, 2021, the Bank’s regulatory capital ratios exceeded the OCC’s numeric criteria for classification as a
“well-capitalized” institution.
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
Market Area and Competition
People’s United’s primary market areas are New England and southeastern New York, with Connecticut, Massachusetts and New York having the largest concentration of its loans, deposits and branches. At December 31, 2021, 23%, 19% and 18% of the Company’s loans by outstanding principal amount were to customers located within Connecticut, Massachusetts and New York, respectively. Loans to customers located in the New England states as a group represented 53% of total loans at December 31, 2021. However, substantially the entire equipment financing portfolio (94% at December 31, 2021) was to customers located outside of New England. At December 31, 2021, 29% of the equipment financing portfolio was to customers located in Texas, California and New York, and no other state exposure was greater than 7%.
As of June 30, 2021, People’s United had: (i) the largest market share of deposits in Fairfield County, Connecticut; (ii) the second largest market share of deposits in the state of Connecticut; and (iii) the largest market share of deposits in the state of Vermont. People’s United competes for deposits, loans and financial services with commercial banks, savings institutions, commercial and consumer finance companies, mortgage banking companies, insurance companies, credit unions and a variety of other institutional lenders and securities firms.
As People’s United’s predominant market, Connecticut is one of the most attractive banking markets in the U.S. With a total population of approximately 3.6 million and a median household income of $84,611, Connecticut ranks eleventh in the U.S., well above the U.S. median household income of $72,465, according to U.S. Census data and SNL Financial. The median household income in New York, which has the Company’s second highest number of branches, was $80,148, according to U.S. Census data and SNL Financial. The median household income in Massachusetts and Vermont, which have the Company’s third and fourth highest number of branches, was $94,232 and $70,876, respectively, according to U.S. Census data and SNL Financial.
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

Human Capital Management
People’s United remains steadfast in its commitment of creating a culture where our moral and ethical obligations intersect with our top priorities of providing an exceptional customer experience and empowering our employees. Our human capital management strategy aligns with that commitment to ensure we leverage the talent needed, not just for today, but also for the future. Employees are the foundation of People’s United’s success and are responsible for upholding our Guiding Principles and values, which embody integrity, trust, empathy, collaboration, work ethic, courage, inclusion and a positive attitude.
As of December 31, 2021, the Bank employed 5,460 total employees in the United States with a breakdown as follows:
•Full-Time: 5,193
•Part-Time: 229
•Temporary: 38
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
To continuously provide our customers with a great banking experience, we are committed to hiring and building an outstanding team. In 2021, we hired 979 new employees. Hiring increased by almost 5% from the previous year. Our commitment to maintaining a skilled and engaged workforce to meet the needs of our customers, especially during this challenging time, was, and continues to be, a top priority.
Another way we invest in our employees is through the continuous development and learning opportunities we provide. From early-stage career programs to management and leadership development, our employees are encouraged to take advantage of these dynamic tools to cultivate the knowledge and skills needed to perform and grow.
In 2021, we ran our second rotational development program in which seven recent college graduates were enrolled into a one-year learning experience, working directly with business areas where they will be assigned to positions upon graduation. Four of these associates also were participants in our corporate intern program, which is run each year as a means of attracting rising juniors and seniors from colleges and universities across our footprint.
Talent Development, Career & Succession Planning
To build manager capability and leadership skills, we offer several programs that combine instructor-led and self-paced curriculum as well as dialogues with executives and applied learning.
In 2021, we continued our “Always Coaching” program that builds the coaching capability of our managers. Through coaching and the self-discovery it promotes for employees, we support managers across all lines of our business to leverage coaching techniques to accelerate employee performance.
To provide all employees with access to continuous learning, we employ learning platforms that contain a library of on-demand courses on a variety of relevant topics that focus on skill enhancement, product knowledge and competency development.
To continue the development of leadership and management skills across the organization, we focused on the development of our front-line people managers through our signature Effective Manager I program in 2021. This cohort program provides new and emerging managers with interactive training and hands-on practice on a number of topics managers need to engage their teams and enhance the performance of their employees.
To identify our top talent and prepare them for their growing careers, we have a disciplined annual talent management program that begins with managers and employees discussing career aspirations and is followed by performance and potential talent discussions and succession planning, all supported by an integrated talent management portal.

Total Rewards
Our pay-for-performance culture enables employees to earn a salary and bonus based on how they perform relative to established business and development goals. This alignment of performance with goals originating from the top of the organization ensures that everyone is working toward a common purpose, which results in a clear vision and better outcomes.
To additionally recognize employees who demonstrate the behaviors associated with our Guiding Principles and values, we continued to utilize our reward and recognition program, which all employees have access to through an interactive platform.
Our benefit programs also demonstrate our commitment to the health and well-being of our employees. They include medical, dental, vision and other wellness plan options. For employees desiring to continue their education and explore opportunities across the organization, we offer tuition reimbursement and an internal job-posting program. We also offer flexible work arrangements, paid time off, employee assistance programs with 24/7 support, and leave of absence/family leave policies to help our employees balance their professional and personal goals.
Diversity Equity and Inclusion/Culture
We embrace diversity and inclusion. Our commitment to diversity and inclusion is represented by the hiring of our first Chief Diversity Officer in the Bank’s history who has been empowered to focus on creating and executing our multi-year diversity, equity and inclusion strategy.
•As of December 31, 2021, women represented 63% of our overall workforce and, in 2021, represented 47% of new hires and 63% of promotions.
•As of December 31, 2021, people of color represented approximately 28% of our overall workforce and, in 2021, accounted for 30% of new hires and 36% of promotions.
•The Women in Leadership (“WIL”) program launched in 2015 and has been a foundational pillar supporting our culture of diversity and inclusion. With 11 chapters across the country, WIL provided resources, support and contributions to many community organizations throughout our footprint. WIL also provides development opportunities through its signature mentoring program and event programming.
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
Health and Safety/Well-Being
The health and safety of our employees and customers given the COVID-19 environment continues to be a top priority. In 2020, we instituted many protocols and practices that enabled us to meet the needs of our customers and maintain banking operations while demonstrating our commitment to the well-being of our employees, many of which remained in place for 2021.
We continue to maintain a remote work environment for two-thirds of the workforce while our Retail Branch employees worked onsite following safety protocols to ensure their health and safety. A Health & Safety site plan was created for all work locations in 2020 and, in 2021, was updated as appropriate, in accordance with federal, state and local requirements, as well as CDC guidance. We have implemented a vaccination policy for all employees who work on site in accordance with federal, state and local requirements, as well as CDC guidance and recommendations to ensure that all employees who are not
“vaccine-up-to-date” wear a mask or face covering at all times while working on site at any of our work locations. We further encourage employees to be “vaccine-up-to-date” by not requiring employees who have been vaccinated to use their personal paid time off if they have had direct exposure that requires a quarantine period.
We track and monitor all positive COVID cases for our employees and follow all health & safety protocols and reporting requirements both internally and externally. We do not require employees who contract COVID to use their personal paid time off for related illness or isolation requirements and a dedicated COVID site is provided on our internal website where we provide resources and information for our employees related to COVID.

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
Interest Rate Risk
Changes in Interest Rates Could Adversely Affect Our Results of Operations and Financial Condition
People’s United generates most of its earnings based on the difference between the interest it earns and the interest it pays (the “interest spread”). Interest is earned on loans and, to a much lesser extent, on securities and short-term investments (collectively, “interest-earning assets”). Interest is paid on some forms of deposits and on funds borrowed from other sources (collectively, “interest-bearing liabilities”).
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
Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but such changes could also affect: (i) our ability to originate loans and obtain deposits; (ii) the fair value of our financial assets and liabilities; and (iii) the average duration of our interest-earning assets. In response to the economic conditions resulting from the COVID-19 pandemic, the Federal Reserve's target federal funds rate has been reduced nearly to 0%. Despite recent elevated levels of inflation and corresponding pressure to raise interest rates, the Federal Reserve recently has indicated that it intends to continue an accommodative monetary policy until such time that substantial further progress has been made towards achieving the Federal Reserve's maximum employment objectives. Accordingly, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities which, in turn, could reduce our net interest margin, interest spread and net income.
People’s United believes it has implemented effective asset and liability management strategies, which serve to manage this risk using several different techniques. If unsuccessful in managing this risk, People’s United may be less profitable.

The Planned Phase-Out of LIBOR as a Reference Rate Could Adversely Affect our Results of Operations and Financial Condition
The London Interbank Offered Rate (“LIBOR”) is the reference rate used for many of our transactions, including lending and borrowing activities and the purchase and sale of securities, as well as derivative contracts entered into to manage the risk related to such transactions. Notably, as of December 31, 2021, LIBOR served as the primary index rate for approximately
50% of our loan portfolio. In July 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that it would no longer compel its panel banks to submit to the Intercontinental Exchange Benchmark Administrator the rates required to calculate LIBOR after 2021. As a result, the 1-month, 3-month, 6-month and 12-month U.S. LIBOR settings will cease to exist after June 30, 2023.
In response to the FCA’s announcement, regulators, industry groups and certain committees (e.g. the Alternative Reference Rates Committee) have published recommended fallback language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates and proposed implementations of the recommended alternatives in floating-rate instruments. To date, the Secured Overnight Financing Rate has been identified as the recommended alternative to U.S. Dollar LIBOR. At this time, it is not possible to predict whether these specific recommendations and proposals will be broadly accepted, whether they will continue to evolve, and what the effect of their implementation may be on the markets for floating-rate financial instruments.
As a result of LIBOR cessation, a Company-wide initiative was introduced to assess all applicable loan, deposit and borrowing categories, and develop a comprehensive plan for the transition away from LIBOR. The transition from LIBOR could create considerable cost and additional risk for the Company. There remains uncertainty as to whether the composition or characteristics of any successor or alternative rate to LIBOR will be similar to, or produce the same economic value as, LIBOR. The transition may change our market risk profile, potentially requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation and increase legal and operational costs. While we are currently unable to reasonably estimate the potential impact of a transition from LIBOR, failure to effectively manage the transition could have a material adverse effect on our business, results of operations and financial condition. See Note 1, “Summary of Significant Accounting Policies” in the accompanying Consolidated Financial Statements for a further discussion.
Lending and Credit-Related Risk
The Geographic Concentration of Our Loan Portfolio Could Make Us Vulnerable to a Downturn in the Economies in Which We Operate
At December 31, 2021, 23%, 19% and 18% of the Company’s loans by outstanding principal amount were to customers located within Connecticut, Massachusetts and New York, respectively. Loans to people and businesses located in the New England states as a group represented 53% of total loans at that date. How well our business performs depends very much on the health of these regional and local economies. We could experience losses in our real estate-related loan portfolios if the prices for housing and other kinds of real estate decreased significantly in New England or southeastern New York.
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

If People’s United’s Allowance for Credit Losses Is Not Sufficient to Cover Actual Loan Losses, Our Earnings Would Decrease
We maintain an ACL on loans, securities and off-balance-sheet credit exposures. In the case of loans and securities, the ACL represents a contra-asset valuation account that is deducted from the amortized cost basis of these assets to present the net amount expected to be collected. In the case of off-balance-sheet credit exposures, the ACL represents a liability account reported as a component of other liabilities in the Consolidated Statement of Condition. The amount of each allowance account represents management’s best estimate of current expected credit losses on these financial instruments considering available information, from both internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the underlying instruments. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. As a result, the determination of the appropriate level of ACL inherently involves a high degree of subjectivity and requires us to make significant estimates related to current and expected future credit risks and trends, all of which may undergo material changes. Continuing deterioration in economic conditions affecting borrowers and securities issuers; new information regarding existing loans, credit commitments and securities holdings; and identification of additional problem loans, ratings down-grades and other factors, both within and outside of our control, may require an increase in the ACL on loans, securities and off-balance sheet credit exposures.
In addition, bank regulatory agencies periodically review our ACL and may require an increase in credit loss expense or the recognition of further loan charge-offs, based on judgments different than those of management. Furthermore, if any charge-offs related to loans, securities or off-balance sheet credit exposures in future periods exceed our ACL on loans, securities or off-balance sheet credit exposures, we will need to recognize additional credit loss expense to increase the applicable allowance. Any increase in the ACL on loans, securities and/or off-balance sheet credit exposures will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our business, financial condition and results of operations. See Note 1, “Summary of Significant Accounting Policies” and Note 6, “Allowance for Credit Losses” in the accompanying Consolidated Financial Statements for additional information.
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
Availability of First Lien Data With Respect to Our Home Equity Loans and Lines of Credit Could Delay Our Response to Any Deterioration in the Borrower’s Credit
We do not currently have statistics for our entire portfolio of home equity loans and lines of credit with respect to first liens serviced by third parties that have priority over our junior liens, as we did not historically capture that data on our loan servicing systems. As a result, we may therefore be unaware that the loan secured by the first lien is not performing, which could delay our response to an apparent deterioration in the borrower’s creditworthiness. As of December 31, 2021, full and complete first lien position data was not readily available for 31% of the home equity portfolio which, in turn, represented
1% of our overall loan portfolio at that date.
In certain cases, we have obtained missing first lien information through information reported to credit bureaus when the borrower defaults. Data collection efforts, however, can be more difficult in cases where more than one mortgage is reported in a borrower’s credit report and/or there is not a corresponding property address associated with a reported mortgage, in which case we are often unable to associate a specific first lien with our junior lien. See the discussion in Management’s Discussion and Analysis—Asset Quality—Portfolio Risk Elements—Home Equity Lending beginning on page 54 for more detail, including steps we are taking to otherwise address this issue.

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
Our Goodwill May be Determined to be Impaired at a Future Date Depending on the Results of Periodic Impairment Evaluations
People’s United evaluates goodwill for impairment on an annual basis (or more frequently, if necessary). According to applicable accounting requirements, acceptable valuation methods include present-value measurements based on multiples of earnings or revenues, or similar performance measures. If the quoted market price for People’s United’s common stock were to decline significantly, or if it was determined that the carrying amount of our goodwill exceeded its implied fair value, we would be required to write down the asset recorded for goodwill as reflected in the Consolidated Statements of Condition. This, in turn, would result in a non-cash charge to earnings and, thus, a reduction in stockholders’ equity. See Note 1, “Summary of Significant Accounting Policies” and Note 8, “Goodwill and Other Acquisition-Related Intangible Assets” to the Consolidated Financial Statements for additional information.
We Depend on Our Executive Officers and Key Personnel to Continue Implementing Our Long-Term Business Strategy and Could Be Harmed by the Loss of Their Services
We believe that our continued growth and future success will depend in large part upon the skills of our management team. The competition for qualified personnel in the financial services industry can be intense, and the loss of our key personnel or an inability to continue to attract, retain and motivate key personnel could adversely affect our business. This factor presents greater risk when we are expanding into new markets, developing new product lines, or significantly enhancing staffing in certain areas, particularly technology. Such competition could lead to increased expenses in affected business areas.
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
Attempts to compromise our cybersecurity occur regularly. While we have not, to date, experienced any material losses relating to cyber-attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future. Our risk and exposure to these matters remains heightened because of, among other things: (i) the constantly evolving nature of these threats; (ii) the size and scale of People’s United; (iii) our plans to continue implementing our internet and mobile banking strategies and develop additional remote connectivity solutions in order to serve our customers when and how they want to be served; (iv) our expanded geographic footprint; (v) the outsourcing of some of our business operations;
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
We Are Subject to Environmental, Social and Corporate Governance Risks That Could Adversely Affect Our Reputation and the Market Price of Our Securities
People’s United is subject to a variety of risks arising from environmental, social and corporate governance (“ESG”) matters, including climate risk, hiring practices, the diversity of our work force, and racial and social justice issues involving our personnel, customers and third parties with whom we otherwise do business. Risks arising from ESG matters may adversely affect, among other things, our reputation and the market price of our securities.
Our relationships and reputation with existing and prospective customers and third parties with which we do business could be damaged if we were to become the subject of any negative publicity, whether through traditional media forums or social media platforms, that may arise in connection with the broader public’s view with respect to ESG matters. This, in turn, could have an adverse effect on our ability to attract and retain customers and employees and could have a negative impact on the market price for securities.
Investors have begun to consider the steps taken and resources allocated by financial institutions and other commercial organizations to address ESG matters when making investment and operational decisions. Certain investors are beginning to incorporate the business risks of climate change and the adequacy of companies’ responses to the risks posed by climate change and other ESG matters into their investment decision. These shifts in investing priorities may result in adverse effects on the market price of our securities to the extent that investors determine that the People’s United has not made sufficient progress on ESG matters.

Climate Change and Related Legislative and Regulatory Initiatives May Result in Costs That Could Adversely Impact Our Business
The current and anticipated effects of climate change have created an increasing level of concern for the state of the global environment which, in turn, has increased the level of political and social attention to the issue. In recent years, governments across the world have entered into international agreements to attempt to reduce global temperatures, in part by limiting greenhouse gas emissions. The U.S. Congress, state legislatures and federal and state regulatory agencies have continued to propose and advance numerous legislative and regulatory initiatives seeking to mitigate the effects of climate change, particularly under the current Presidential administration.
In October 2021, the Financial Stability Oversight Council, of which the OCC is a member, identified climate-related financial risk as an “emerging threat” to financial stability. The federal banking agencies, including the Comptroller of the Currency, emphasized that climate-related risks, both physical and transitional, are faced by banking organizations of all types and sizes and, as such, are in the process of enhancing supervisory expectations regarding banks’ risk management practices.
To that end, in December 2021, the OCC published proposed principles for climate risk management by larger banking organizations. The OCC also appointed its first ever Climate Change Risk Officer and established an internal climate risk implementation committee in order to assist with these initiatives and to support the agency’s efforts to enhance its supervision of climate change risk management. Further, the Federal Reserve Board has signaled that it is in the process of developing scenario analysis intended to enable the modeling of the possible financial risks associated with climate change. For these reasons, we believe that our regulators will, eventually, expect us to enhance our internal control programs and processes, including with respect to stress testing under a variety of adverse scenarios and related capital planning. To the extent that these initiatives lead to new regulations or supervisory guidance, we would expect to experience increased compliance costs and other compliance-related risks.
Given the lack of empirical data on the credit and other financial risks posed by climate change, it is impossible to predict how climate change may impact our financial condition and operations; however, as a financial institution, the physical effects of climate change may present certain unique risks to People’s United. For example, weather disasters, shifts in local climates and other disruptions related to climate change may adversely affect the value of real properties securing our loans, which could diminish the value of our loan portfolio. Such events may also cause reductions in regional and local economic activity that may have an adverse effect on our customers, which could limit our ability to raise and invest capital in these areas and communities, each of which could have a material adverse effect on our financial condition and results of operations.
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
In making decisions about loans, many people consider the interest rate they will have to pay. They also consider any extra fees they might have to pay in order to obtain a loan. Many business loans are more complicated because there may not be a standard type of loan that meets all of the customer’s needs. Business borrowers consider many different factors that are not all financial in nature, including the type and amount of security the lender wants and other terms of the loan that do not involve the interest rate.
People’s United competes with other banks, credit unions, credit card issuers, finance companies, mortgage lenders and mortgage brokers for loans. Insurance companies also compete with People’s United for some types of commercial loans.
Several of People’s United’s competitors have branches in the same market area as it does, some of which are much larger than it is. The New England region, including Connecticut, which is People’s United’s predominant market, and specifically Fairfield County, where People’s United is headquartered, is an attractive banking market. As locally-based banks continue to be acquired by large regional and national companies, there are not as many bank competitors in our market as there used to be, but the remaining ones are typically larger and have more resources than the banks they acquired.

People’s United also has competition from outside its own market area. A bank that does not have any branches in our primary markets can still have customers there by providing online banking services. It requires significant investment to set up and maintain a branch system. Banks that do not invest as much of their resources on branches might be more profitable than we are, even if they pay higher interest on deposits and charge lower interest on loans.
More recently, competition from companies other than those traditionally considered financial sector participants has increased. In particular, technology companies are increasingly focusing on the financial sector, either in partnership with competitor banking organizations or on their own. These companies (referred to as “fintechs”) are generally not subject to the same regulatory burdens as traditional financial institutions and my, as a result, realize certain cost savings and offer products and services at more favorable terms and with greater convenience to the customer. This competition could result in the loss of customers and revenue in areas where fintechs are operating.
Fee Revenues From Overdraft Protection Programs Represent a Significant Portion of Our Non-Interest Income and May Be Subject to Increased Supervisory Scrutiny
Revenues derived from overdraft transaction fees associated with overdraft protection programs offered to customers represent a significant portion of our non-interest income. In recent months, certain members of Congress as well as the OCC and CFPB have expressed a heightened interest in bank overdraft protection programs. In December 2021, the CFPB published a report providing data on banks’ overdraft and non-sufficient funds fee revenues as well as observations regarding consumer protection issues relating to participation in such programs. The CFPB has indicated that it intends to pursue enforcement actions against banking organizations that oversee overdraft practices that are deemed to be unlawful. In addition, the Comptroller of the Currency has identified potential options for reform of national bank overdraft protection practices, including providing a grace period before the imposition of a fee, refraining from charging multiple fees in a single day and eliminating fees altogether.
In response to this increased congressional and regulatory scrutiny, and in anticipation of enhanced supervision and enforcement of overdraft protection practices in the future, certain banking organizations have begun to modify their overdraft protection programs, including by discontinuing the imposition of overdraft transaction fees. These competitive pressures from our peers, as well as any adoption by our regulators of new rules or supervisory guidance or more aggressive examination and enforcement policies with respect to banks’ overdraft protection practices, could cause us to modify our program and practices in ways that may have a negative impact on our revenue and earnings which, in turn, could have an adverse effect on our financial condition and results of operations. In addition, as supervisory expectations and industry practices regarding overdraft protection programs change, our continued offering of overdraft protection could result in increased reputation risk.
Compliance and Regulatory Risk
Changes in Federal and State Regulation Could Adversely Affect Our Results of Operations and Financial Condition
The banking business is heavily regulated by the federal and state governments. Banking laws and rules are for the most part intended to protect depositors, not stockholders.
Banking laws and rules can change at any time. The government agencies responsible for supervising People’s United’s businesses can also change the way they interpret these laws and rules, even if the rules themselves do not change. We need to ensure that our business activities comply with any changes in these rules or the interpretation of the rules. We might be less profitable if we have to change the way we conduct business in order to comply. Our business might suffer in other ways as well.
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

Given the recent change in Presidential administration, financial institutions may become subject to increased scrutiny and more extensive legal and regulatory requirements than under the prior Presidential and Congressional regime. Congressional committees with jurisdiction over the banking sector have pursued oversight and legislative initiatives in a variety of areas, including addressing climate-related risks, promoting diversity and equality within the banking industry and addressing other ESG matters, improving competition in the banking sector and enhancing oversight of bank mergers and acquisitions, establishing a regulatory framework for digital assets and markets, and oversight of the COVID-19 pandemic response and economic recovery. The prospects for the enactment of major banking reform legislation under the new Congress are unclear at this time.
Further, changes in the Presidential administration has resulted in change in key personnel within agencies that regulate People’s United, including the federal banking regulators, the CFPB, the SEC and the Treasury Department. Moreover, certain significant leadership positions are yet to be filled, including the Comptroller of the Currency, the Chair of the FDIC and three vacancies among the Governors of the Federal Reserve Board, including the Vice Chair for Supervision. These changes may impact the rule making, supervision, examination and enforcement priorities, and policies of these agencies and likely will continue to do so over the next several years. The potential impact of any changes in agency personnel, policies and priorities on the financial services sector cannot be predicted at this time.
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
The Bank had negative retained income (as defined) as of December 31, 2020 as a result of a consolidated net loss in the fourth quarter of 2020 brought about by a $353.0 million non-cash goodwill impairment charge. The Bank remains in a negative retained income position as of December 31, 2021 and, as such, both the Company and the Bank may be required to obtain the non-objection of their respective primary regulator prior to declaring and paying a dividend.
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
In addition, if the Merger Agreement is terminated and People’s United seeks another merger or business combination, the market price of our common stock could decline, which could make it more difficult to find a party willing to offer equivalent or more attractive consideration than the consideration M&T has agreed to provide in the merger. See Note 2 “Acquisitions and Dispositions” and Note 27, “Subsequent Event” in the accompanying Consolidated Financial Statements for additional information.
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

The Merger Agreement May be Terminated and Our Merger With M&T May Not be Completed
The Merger Agreement is subject to a number of customary closing conditions, including the receipt of regulatory approvals and the requisite approvals of our and M&T’s stockholders. Conditions to the closing of the merger may not be fulfilled in a timely manner or at all, and, accordingly, the merger may be delayed or may not be completed. In addition, we and/or M&T may elect to terminate the Merger Agreement under certain circumstances. See Note 2 “Acquisitions and Dispositions” and Note 27, “Subsequent Event” in the accompanying Consolidated Financial Statements for additional information.
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
General
Risks Relating to the Impact of COVID-19
On March 11, 2020, the World Health Organization declared the outbreak of a strain of novel coronavirus disease (“COVID-19”) a global pandemic. The COVID-19 pandemic has had, and continues to have, a material impact on businesses around the world and the economic environments in which they operate. In March 2020, the United States declared a federal state of emergency in response to the COVID-19 pandemic, which continued to spread throughout the country. The outbreak of this virus disrupted global financial markets and negatively affected supply and demand across a broad range of industries. There are a number of factors associated with the outbreak and its impact on global economies, including the United States, that have had, and could continue to have, a material adverse effect on (among other things) the profitability, capital and liquidity of financial institutions such as People’s United.
The COVID-19 pandemic caused disruption to our customers, suppliers and staff. A number of states in which we operate implemented restrictions on the movement of their respective populations, with a resultant significant impact on economic activity in those states. The pandemic resulted in temporary closures of many businesses and the institution of social distancing and sheltering-in-place requirements in many states and communities. As a result, the demand for our products and services has been, and may continue to be, significantly impacted. The circumstances around this pandemic continue to evolve and will likely continue to impact our business in future periods.
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
An immediate financial impact during 2020 was higher lifetime expected credit losses driven by a worsening of the economic scenarios used to calculate the ACL due, primarily, to a weakening in Gross Domestic Product (“GDP”) and employment in the United States. See Note 6, "Allowance for Credit Losses" in the accompanying Consolidated Financial Statements for additional information.

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
Widespread vaccine distribution began in late 2020 and, in many locations throughout the United States, the spread of COVID-19 decreased substantially throughout the spring and summer of 2021. In turn, several of the activity restrictions noted above were lifted in whole or in part in many jurisdictions. However, as a result of the increased spread of new, more transmissible coronavirus variants and the fact that a significant portion of the population remains unvaccinated, the number of individuals diagnosed with COVID-19 has again increased in recent months. This increase in COVID-19 infections has caused state and local governments to consider, and in some cases implement, various activity restrictions and containment measures that previously had been lifted.
The effects of the COVID-19 pandemic continue to vary significantly by region, and the full extent of the effects of the pandemic on the U.S. and global economies, labor markets and financial markets are still being determined. Any future development will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the effectiveness of remote working arrangements, eventual return-to-work protocols (including potential vaccine mandates), third party providers’ ability to support our operations, global supply chain constraints, and any further action taken by governmental authorities and other third parties in response to the pandemic. The uncertain future development of this crisis could materially and adversely affect our business, operations, operating results, financial condition, liquidity or capital levels.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
People’s United’s corporate headquarters is located in Bridgeport, Connecticut. The headquarters building had a net book value of $38 million at December 31, 2021 and People’s United occupies 91% of the building; all other available office space is leased to an unrelated party. People’s United delivers its financial services through a network of 388 branches located throughout Connecticut, southeastern New York, Massachusetts, Vermont, New Hampshire and Maine. People’s United’s branch network is primarily concentrated in Connecticut, where it has 172 branches (including 84 located in Stop & Shop supermarkets). People’s United also has 72 branches in southeastern New York (including 27 located in Stop & Shop supermarkets), 64 branches in Massachusetts, 38 branches in Vermont, 25 branches in New Hampshire and 17 branches in Maine. People’s United owns 138 of its branches, which had an aggregate net book value of $110 million at
December 31, 2021. People’s United’s remaining banking operations are conducted in leased locations. Information regarding People’s United’s operating leases for office space and related rent expense appears in Note 7 to the Consolidated Financial Statements.
Item 3. Legal Proceedings
The information required by this item appears in Note 22 to the Consolidated Financial Statements.
Item 4. Mine Safety Disclosures
None.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities
The common stock of People’s United is listed on the NASDAQ Global Select Market under the symbol “PBCT”.
On February 18, 2022, the closing price of People’s United common stock was $20.76. As of that date, there were approximately 21,300 record holders of People’s United common stock.
Five-Year Performance Comparison
The following graph compares total shareholder return on People’s United common stock over the last five fiscal years with: (i) the Standard & Poor’s 500 Stock Index (the “S&P 500 Stock Index”); (ii) the Russell Midcap Index; and (iii) the Standard & Poor’s 500 Bank Index (the “S&P 500 Bank Index”). Index values are as of December 31 of the indicated year.

Total Return Performance
250
200
150
100
50
0
Index Value
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
People's United Financial, Inc.
S&P 500 Stock Index
Russell Midcap Index
S&P 500 Bank Index

The graph assumes $100 invested on December 31, 2016 in each of People’s United’s common stock, the S&P 500 Stock Index, the Russell Midcap Index and the S&P 500 Bank Index. The graph also assumes reinvestment of all dividends.
The Russell Midcap Index is a market-capitalization weighted index comprised of 800 publicly-traded companies which are among the 1,000 largest U.S. companies (by market capitalization) but not among the 200 largest such companies. People’s United is included as a component of the Russell Midcap Index. The S&P 500 Bank Index is an index prepared by Standard & Poor’s comprised of 19 financial institutions (including People’s United) located throughout the U.S.

Issuer Purchases of Equity Securities
The following table provides information with respect to purchases made by People’s United of its common stock during the three months ended December 31, 2021:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1—31, 2021:
Tendered by employees (1)	—	$—	—	—
November 1—30, 2021:
Tendered by employees (1)	15,218	$18.83	—	—
December 1—31, 2021:
Tendered by employees (1)	10,409	$17.16	—	—
Total:
Tendered by employees (1)	25,627	$18.15	—	—
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

Item 6. Reserved

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

General
The following discussion and analysis presents the more significant factors that affected People's United's financial condition as of December 31, 2021 and 2020, and the results of operations for each of the years then ended. For a discussion and analysis of the more significant factors that affected periods prior to 2020, refer to Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on March 1, 2021.
People’s United is a bank holding company and a financial holding company, and the Bank is a national banking association. The principal business of People’s United is to provide, through the Bank and its subsidiaries, commercial banking, retail banking and wealth management services to individual, corporate and municipal customers. The Bank, which is headquartered in Bridgeport, Connecticut, had $64.5 billion in total assets as of December 31, 2021. Its deposit accounts are insured up to applicable limits by the FDIC under the DIF. The Bank is subject to regulation, examination, supervision and reporting requirements by the OCC, as its primary regulator, and by the FDIC as the deposit insurer. In addition, the CFPB has responsibility for supervising the Bank’s compliance with designated consumer financial laws.
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

Recent Developments
On February 18, 2022, People’s United and M&T jointly announced that the two companies have agreed to extend their merger agreement from February 21, 2022 to June 1, 2022 in order to provide additional time to obtain regulatory approval from the FRB. The merger received approval from both the New York State Department of Financial Services and the Connecticut Department of Banking in October 2021. Approval by the FRB is the only outstanding regulatory approval required to complete the merger.

Critical Accounting Policies and Estimates
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from management’s current estimates as a result of changing conditions and future events.
People’s United’s significant accounting policies are summarized in Note 1 to the Consolidated Financial Statements. Critical accounting policies represent those that are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates or assumptions could have a significant impact on the financial statements. Critical accounting estimates that involve a high degree of estimation uncertainty and which are susceptible to significant near-term change, include the ACL and the recoverability of goodwill and other intangible assets. These accounting estimates, which are discussed further below, are reviewed with the Audit Committee of the Board of Directors.
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
The ACL represents a critical accounting estimate for the following reasons:
•The ACL requires management to project future borrower performance, including cash flows, delinquencies, charge-offs, and collateral values, based on a reasonable and supportable forecast period utilizing forward-looking economic scenarios in order to estimate probability of default and loss given default;
•The ACL is influenced by factors outside of management’s control such as industry and business trends, geopolitical events and the effects of laws and regulations as well as economic conditions including, but not limited to, housing prices, interest rates, GDP, inflation and unemployment; and
•Judgment is required to determine whether the models used to generate the ACL produce results that appropriately reflect a current estimate of lifetime expected credit losses.
Current economic conditions and forecasts can change and future events are inherently difficult to predict. As a result, the anticipated amount of estimated credit losses on loans, and therefore the appropriateness of the ACL, could change significantly. In establishing its estimate of expected credit losses, the Company typically employs three separate, externally-sourced forward-looking economic scenarios. Those scenarios, which range from more benign to more severe, represent a ‘most likely outcome’ (the “Baseline” scenario) and two less likely scenarios referred to as the “Upside” scenario and the “Downside” scenario. The Company recognizes an approach using three scenarios may be insufficient in certain economic environments which may result in the inclusion of additional scenarios. For instance, as a result of a deterioration in U.S. economic conditions caused by the emergence, in March 2020, of the COVID-19 pandemic, and the corresponding increase in economic uncertainty, a fourth forward-looking economic scenario (the “Severe Downside” scenario) has also been considered for purposes of estimating expected credit losses since that time. Each scenario is based on the economic outlook and available information at each reporting date.
It is difficult to estimate how potential changes in any one underlying economic assumption (i.e. factor or input) might affect an individual economic scenario or the overall allowance because a wide variety of assumptions are considered in estimating the allowance and changes in such assumptions may not occur at the same rate or be consistent across all product types. Additionally, changes in assumptions may be directionally inconsistent, such that improvement in one or more assumptions may offset deterioration in others.
While it is challenging to evaluate the allowance impact for a change in a particular factor or input, the following table illustrates the range of potential variability observed with respect to the Company’s model-derived quantitative component of the ACL under the Company’s three primary economic scenarios, each over the two-year reasonable and supportable forecast period, along with two of the key macroeconomic assumptions underlying each scenario:

Economic Scenario	Model-Derived Quantitative Component Loss Estimate	GDP (% year)		Unemployment (%)
		2022	2023	2022	2023
Upside	$159 million	6.7%	3.2%	3.1%	3.2%
Baseline	$184 million	4.4%	2.3%	3.9%	3.6%
Downside	$256 million	0.9%	1.6%	6.0%	6.8%
The sensitivity to management’s economic scenario weighting may be quantified by comparing the results of weighting each economic scenario at 100%. For example, at December 31, 2021, compared to a 100% Baseline scenario, a 100% Downside scenario would result in an increase of $72 million in the quantitative component of the ACL, while a 100% Upside scenario would result in a decrease of $25 million in the quantitative component of the ACL. Such sensitivity calculations do not necessarily reflect the nature and extent of future changes in the related ACL for a number of reasons including:
(i) management’s weighting of multiple forecasted economic scenarios in estimating expected credit losses; (ii) management’s predictions of future economic trends and relationships among the scenarios which may differ from actual events; and
(iii) management's application of subjective measures to modeled results when appropriate. As such, this analysis relates only to the modeled credit loss estimate and not to the overall period-end ACL, which includes qualitative adjustments.
Because several quantitative and qualitative factors are considered in determining the ACL, this analysis does not necessarily reflect the nature and extent of future changes in the ACL or what the ACL would be under such economic circumstances. Rather, the analysis is intended to provide insight into the impact of adverse changes in the macroeconomic environment and the corresponding impact to modeled loss estimates. Such a hypothetical determination does not incorporate the impact of management judgment or other qualitative factors that could be applied in the actual estimation of the ACL nor does it imply any expectation as to a future deterioration in loss rates.
As a result, management’s estimate of the ACL contains inherent uncertainty as it involves considerable judgment and is influenced by factors outside their control. Further, given the unprecedented economic uncertainty resulting from the COVID-19 pandemic, the Company’s future loss estimates may vary considerably as a result of: (i) changes in the economy compared to management’s December 31, 2021 assumptions; (ii) the magnitude and duration of the pandemic; and (iii) the impact and extent of the United States’ monetary and fiscal response. For these reasons, subsequent evaluations of the then existing loan portfolio, in light of the factors then prevailing, may result in significant changes in the ACL and provision for credit losses.
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
•Discount Rates — Cash flows determined based on the process described above are discounted to their present value. The discount rate (cost of equity) applied is comprised of a risk-free interest rate, an equity risk premium, a size premium, a factor covering the systemic market risk (equity beta) and, where applicable, a company-specific risk premium. The values for the factors applied are determined primarily using external sources of information. The equity betas are determined based on a group of public companies similar to the reporting unit. The discount rates applied to the reporting units in connection with the 2020 quantitative impairment assessment ranged from 11.0% to 13.5%. Differences in the discount rates between reporting units are primarily due to distinct risks and uncertainties regarding the cash flows of the different reporting units.
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

After considering the effects of the aforementioned impairment charge and the Company’s market capitalization as of October 1, 2020, the implied control premium was determined to be approximately 55-60%. This implied control premium was largely a function of the Company’s stock price on the measurement date ($10.17) and in the weeks leading up to that date. Notably, through September 30, 2020, the Company’s stock price had only closed at or below $10.17 seven times with six of those occurrences between September 10, 2020 and September 29, 2020, a period during which several key market indices experienced volatility.
Subsequent to the measurement date, an improved outlook with regard to interest rates and a reduction in the level of economic uncertainty due, in part, to widespread distribution of the COVID-19 vaccine resulted in a significant (approximately 50%) appreciation in People’s United’s stock price and an approximate $2.0 billion increase in its market capitalization. At the same time, the Company’s expectations with respect to future earnings and cash flows also improved.
For purposes of its October 1, 2021 goodwill impairment assessment the Company elected to perform a qualitative assessment for all three reporting units. This assessment considered several developments since the date of its 2020 annual impairment assessment, including: (i) a significant increase in the Company’s stock price; (ii) the financial performance of the reporting units relative to both the Company’s 2021 operating budget and the 2021 projections included in the discounted cash flow analysis prepared in connection with the 2020 annual impairment assessment; and (iii) the implicit value of the Company as supported by the M&T purchase price.
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
The following table summarizes People’s United’s operating non-interest expense and efficiency ratio, as derived from amounts reported in the Consolidated Statements of Income:

Years ended December 31 (dollars in millions)	2021	2020	2019	2018	2017
Total non-interest expense	$1,183.8	$1,564.1	$1,162.7	$996.1	$960.3
Adjustments to arrive at operating non-interest expense:
Stop & Shop contract termination costs	(24.2)	—	—	—	—
Merger-related expenses	(23.6)	(45.9)	(49.1)	(11.4)	(30.6)
Goodwill impairment charge	—	(353.0)	—	—	—
Intangible asset write-down	—	—	(16.5)	—	—
Total	(47.8)	(398.9)	(65.6)	(11.4)	(30.6)
Operating non-interest expense	1,136.0	1,165.2	1,097.1	984.7	929.7
Adjustments:
Amortization of other acquisition-related intangible assets	(37.0)	(40.8)	(32.5)	(21.8)	(30.0)
Operating lease expense	(29.3)	(36.4)	(38.8)	(36.4)	(35.2)
Other (1)	(5.4)	(10.2)	(6.2)	(6.4)	(5.1)
Total non-interest expense for efficiency ratio	$1,064.3	$1,077.8	$1,019.6	$920.1	$859.4
Net interest income (FTE basis)	$1,529.7	$1,605.6	$1,441.7	$1,262.4	$1,143.2
Total non-interest income	393.6	492.7	431.1	366.4	352.9
Total revenues	1,923.3	2,098.3	1,872.8	1,628.8	1,496.1
Adjustments:
Operating lease expense	(29.3)	(36.4)	(38.8)	(36.4)	(35.2)
BOLI FTE adjustment	3.0	3.5	2.5	1.9	3.4
Gain on sale of business, net of expenses	—	(75.9)	—	—	—
Gain on sale of branches, net of expenses	—	—	(7.6)	—	—
Net security (gains) losses	—	—	(0.2)	9.8	25.4
Other (2)	(4.9)	(0.4)	(2.8)	—	(1.3)
Total revenues for efficiency ratio	$1,892.1	$1,989.1	$1,825.9	$1,604.1	$1,488.4
Efficiency ratio	56.2%	54.2%	55.8%	57.4%	57.7%

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

The following table summarizes People’s United’s operating earnings, operating EPS and operating return on average assets:

Years ended December 31 (dollars in millions, except per common share data)	2021	2020	2019	2018	2017
Net income available to common shareholders	$590.8	$205.5	$506.3	$454.0	$323.1
Adjustments to arrive at operating earnings:
Stop & Shop contract termination costs	24.2	—	—	—	—
Merger-related expenses	23.6	45.9	49.1	11.4	30.6
Goodwill impairment charge	—	353.0	—	—	—
Gain on sale of business, net of expenses	—	(75.9)	—	—	—
Gain on sale of branches, net of expenses	—	—	(7.6)	—	—
Intangible asset write-down	—	—	16.5	—	—
Security losses associated with tax reform (1)	—	—	—	10.0	10.0
Total pre-tax adjustments	47.8	323.0	58.0	21.4	40.6
Tax effect (2)	(10.0)	6.1	(12.2)	(14.0)	(17.9)
Total adjustments, net of tax	37.8	329.1	45.8	7.4	22.7
Operating earnings	$628.6	$534.6	$552.1	$461.4	$345.8
Diluted EPS, as reported	$1.39	$0.49	$1.27	$1.29	$0.97
Adjustment to arrive at operating EPS:
Stop & Shop contract termination costs	0.04	—	—	—	—
Merger-related expenses	0.05	0.09	0.10	0.02	0.07
Goodwill impairment charge	—	0.83	—	—	—
Gain on sale of business, net of expenses	—	(0.14)	—	—	—
Gain on sale of branches, net of expenses	—	—	(0.01)	—	—
Intangible asset write-down	—	—	0.03	—	—
Security losses associated with tax reform	—	—	—	0.02	0.02
Tax benefits associated with tax reform	—	—	—	(0.02)	(0.02)
Total adjustments per common share	0.09	0.78	0.12	0.02	0.07
Operating EPS	$1.48	$1.27	$1.39	$1.31	$1.04
Average total assets	$64,253	$61,038	$51,658	$45,030	$42,582
Operating return on average assets	0.98%	0.88%	1.07%	1.02%	0.81%
(1)Security losses incurred as a tax planning strategy in response to tax reform-related benefits are considered non-operating.
(2)The goodwill impairment charge in 2020 is non-tax-deductible. Includes $9.2 million of benefits recognized in connection with tax reform in 2018.
The following table summarizes People’s United’s pre-provision net revenue, as derived from amounts reported in the Consolidated Statements of Income:

Years ended December 31 (in millions)	2021	2020	2019	2018	2017
Net interest income	$1,499.1	$1,575.8	$1,412.3	$1,236.0	$1,100.5
Non-interest income	393.6	492.7	431.1	366.4	352.9
Non-interest expense	(1,183.8)	(1,564.1)	(1,162.7)	(996.1)	(960.3)
Pre-provision net revenue	708.9	504.4	680.7	606.3	493.1
Non-operating income	—	(75.9)	(7.6)	10.0	10.0
Non-operating expense	47.8	398.9	65.6	11.4	30.6
Operating pre-provision net revenue	$756.7	$827.4	$738.7	$627.7	$533.7

The following tables summarize People’s United’s operating return on average tangible common equity and operating common dividend payout ratio:

Years ended December 31 (dollars in millions)	2021	2020	2019	2018	2017
Operating earnings	$628.6	$534.6	$552.1	$461.4	$345.8
Average stockholders’ equity	$7,703	$7,812	$7,071	$6,037	$5,592
Less: Average preferred stock	244	244	244	244	244
Average common equity	7,459	7,568	6,827	5,793	5,348
Less: Average goodwill and average other acquisition-related intangible assets	2,827	3,247	3,060	2,623	2,410
Average tangible common equity	$4,632	$4,321	$3,767	$3,170	$2,938
Operating return on average tangible common equity	13.6%	12.4%	14.7%	14.6%	11.8%

Years ended December 31 (dollars in millions)	2021	2020	2019	2018	2017
Common dividends paid	$307.8	$304.1	$274.8	$243.8	$227.9
Operating earnings	$628.6	$534.6	$552.1	$461.4	$345.8
Operating common dividend payout ratio	49.0%	56.9%	49.8%	52.8%	65.9%
The following tables summarize People’s United’s tangible common equity ratio and tangible book value per common share derived from amounts reported in the Consolidated Statements of Condition:

As of December 31 (dollars in millions)	2021	2020	2019	2018	2017
Total stockholders’ equity	$7,902	$7,603	$7,947	$6,534	$5,820
Less: Preferred stock	244	244	244	244	244
Common equity	7,658	7,359	7,703	6,290	5,576
Less: Goodwill and other acquisition-related intangible assets	2,809	2,846	3,275	2,866	2,560
Tangible common equity	$4,849	$4,513	$4,428	$3,424	$3,016
Total assets	$64,642	$63,092	$58,590	$47,877	$44,453
Less: Goodwill and other acquisition-related intangible assets	2,809	2,846	3,275	2,866	2,560
Tangible assets	$61,833	$60,246	$55,315	$45,011	$41,893
Tangible common equity ratio	7.8%	7.5%	8.0%	7.6%	7.2%

As of December 31 (in millions except per common share data)	2021	2020	2019	2018	2017
Tangible common equity	$4,849	$4,513	$4,428	$3,424	$3,016
Common shares issued	536.90	533.68	532.83	466.32	435.64
Less: Common shares classified as treasury shares	108.98	109.00	89.17	89.03	89.04
Common shares outstanding	427.92	424.68	443.66	377.29	346.60
Less: Unallocated ESOP shares	5.23	5.57	5.92	6.27	6.62
Common shares	422.69	419.11	437.74	371.02	339.98
Tangible book value per common share	$11.47	$10.77	$10.12	$9.23	$8.87

Economic Environment
People’s United’s results are subject to fluctuations based on economic conditions that can affect, among other things, interest rates, deposit flows, credit demand and the ability of borrowers to service their debt. The U.S. economy expanded 5.7% in 2021, after contracting 3.4% in 2020 as a result of the impact of the COVID-19 pandemic, including steps taken by government authorities to control the spread of the virus and changes in consumer consumption. Growth during 2021 was facilitated by improving public health conditions and a broad-based return to pre-pandemic levels of activity in most areas. Growth exceeded 6.0% on an annualized basis in every quarter except the third when it slowed to 2.3%. Fourth quarter growth was the strongest of the year at 6.9% largely on account of inventory investment. Non-farm payrolls increased by 7 million in 2021, and the national unemployment rate decreased to 3.9% in December 2021 from 6.7% in December 2020. The labor force expanded by 1.6 million people in 2021 compared to a decrease of 4.0 million people in 2020 as the labor force participation rate increased from 61.5% in December 2020 to 61.9% in December 2021. Despite this increase, the total labor force as of December 2021 was 2.3 million less than at its pre-pandemic peak.
Monetary policy throughout 2021 supported economic growth. The Federal Open Market Committee (the “FOMC”) of the Federal Reserve maintained the target policy rate for federal funds at 0.00% - 0.25%, and the effective federal funds rate remained at or below 0.10% for the entire year. In addition, the FOMC provided liquidity to the financial markets through a program of bond buying that led to an expansion of the Federal Reserve’s balance sheet from $7.4 trillion at year-end 2020 to $8.8 trillion at year-end 2021. Rates in the bond market varied moderately throughout the year as investors responded to changing growth prospects and public health conditions. The 10-year Treasury note yield started the year at 0.93%, the low point for the year, rose to a high of 1.74% in March and finished the year at 1.52%. Yields on the 2-year Treasury note varied between 0.11% and 0.30% before rising to 0.73% at the end of 2021 in response to inflationary pressures and the expectation of an interest rate hike by the FOMC in the first quarter of 2022. The slope of the yield curve as measured by the difference between the 10-year and the 2-year Treasury yields was little changed from 0.82% at January 4, 2021 to 0.79% at
December 31, 2021. The headline consumer price index in December 2021 was 7.0% above the prior year level, compared to 1.7% at December 2020. The core Personal Consumption price index for December 2021 was also 4.9% above the prior year level compared to 1.5% at December 2020.
The 2021 interest rate environment, on balance, was not supportive of the net interest margin and led to a 34 basis point reduction in the margin. Loan losses remained low, and improvements in economic and business conditions allowed for a reduction in the provision for credit losses. Loan activity in 2021 was tempered by continued economic disruption resulting from the COVID-19 pandemic, while deposit growth, primarily in non-interest bearing deposits, reflected consumers' continued uncertainty with respect to the economy. The Company expects the economic expansion that resumed in 2021, after the pandemic-induced recession of early 2020, to continue throughout 2022, which should support a return to more normalized loan growth. Deposit growth will depend on changes in real personal income and the consumer’s propensity to save.
Economic growth within People’s United’s primary market area is expected to mirror the national experience as its skilled labor force should enable it to be competitive in high-growth potential sectors of the economy, including health care, technology, education, and advanced manufacturing, while the sectors dependent on renewed social contact such as travel and leisure will depend on the national success at suppressing the COVID-19 pandemic to enable people to travel and socialize without fear of adverse health consequences. The effects of the COVID-19 pandemic continue to vary significantly by region, and the full extent of the effects of the pandemic on the U.S. and global economies, labor markets and financial markets are still being determined.

Financial Overview
People’s United completed its acquisitions of VAR effective January 2, 2019, BSB Bancorp effective April 1, 2019 and United Financial effective November 1, 2019. The assets acquired and liabilities assumed in these transactions were recorded at their estimated fair values as of the respective closing dates. People’s United’s results of operations include the results of these acquired companies beginning with the respective effective dates and financial data for prior periods has not been restated and therefore, are not directly comparable to subsequent periods. See Note 2 to the Consolidated Financial Statements for a further discussion on these acquisitions.

Comparison of Financial Condition at December 31, 2021 and 2020. Total assets at December 31, 2021 were $64.6 billion, a $1.6 billion increase from December 31, 2020, primarily reflecting increases of $6.5 billion in short-term investments and $1.6 billion in total securities, partially offset by decreases of $6.0 billion in total loans and $327 million in other assets. The increase in short-term investments reflects an increase in interest bearing deposits at the FRB-NY. The increase in total securities primarily reflects net purchases of government sponsored enterprise (“GSE”) mortgage-backed and collateralized mortgage obligation (“CMO”) securities, partially offset by a $165 million increase in the unrealized loss on debt securities available-for-sale. The decrease in total loans from December 31, 2020 to December 31, 2021 reflects decreases of $4.1 billion in commercial loans and $1.9 billion in retail loans. Included in commercial loans at December 31, 2021 and 2020 are Paycheck Protection Program (“PPP”) loans totaling $432 million and $2.3 billion, respectively. The decrease in other assets primarily reflects the change in fair value of derivative financial instruments, partially offset by an increase in affordable housing investments.
Non-performing assets totaled $293.6 million at December 31, 2021, a $48.0 million decrease from December 31, 2020, primarily reflecting decreases of $32.3 million in non-accrual commercial and industrial loans, $26.0 million in non-accrual equipment financing loans and $20.5 million in non-accrual residential mortgage loans, partially offset by a $44.4 million increase in non-accrual commercial real estate loans. The ACL on loans was $343.6 million at December 31, 2021 compared to $425.1 million at December 31, 2020 (see Note 6 to the Consolidated Financial Statements). At December 31, 2021, the ACL as a percentage of total loans was 0.91% and as a percentage of non-accrual loans was 119.1%, compared to 0.97% and 129.1%, respectively, at December 31, 2020.
At December 31, 2021, total liabilities were $56.7 billion, a $1.3 billion increase from December 31, 2020, primarily reflecting a $1.6 billion increase in total deposits, partially offset by a $190 million decrease in total borrowings.
People’s United’s total stockholders’ equity was $7.9 billion at December 31, 2021, a $299 million increase from December 31, 2020. As a percentage of total assets, stockholders’ equity was 12.0% and 12.1% at December 31, 2021 and 2020, respectively. Tangible common equity as a percentage of tangible assets was 7.8% and 7.5% at December 31, 2021 and 2020, respectively.
People’s United’s (consolidated) Tier 1 Leverage capital ratio and its CET 1, Tier 1 and Total risk-based capital ratios were 8.5%, 12.2%, 12.7% and 13.9%, respectively, at December 31, 2021, compared to 8.3%, 10.5%, 11.0% and 12.4%, respectively, at December 31, 2020. The Bank’s Tier 1 Leverage capital ratio and its CET 1, Tier 1 and Total risk-based capital ratios were 8.6%, 12.9%, 12.9% and 14.0%, respectively, at December 31, 2021, compared to 8.7%, 11.5%, 11.5% and 12.8%, respectively, at December 31, 2020.
Comparison of Results of Operations for the Years Ended December 31, 2021 and 2020. People’s United reported net income of $604.9 million, or $1.39 per diluted common share, for the year ended December 31, 2021, compared to $219.6 million, or $0.49 per diluted common share, for the 2020 period. Included in the 2021 results are non-operating expenses totaling $47.8 million ($37.8 million after-tax), or $(0.09) per common share. Results for 2020 include: (i) a goodwill impairment charge (non-tax-deductible) totaling $353.0 million, or $(0.83) per common share; (ii) non-operating expenses totaling $45.9 million ($36.5 million after-tax) or $(0.09) per common share; and (iii) a $75.9 million net gain recognized on the sale of PUIA ($60.4 million after-tax), or $0.14 per common share. On an operating basis, earnings were $628.6 million in 2021, or $1.48 per share, compared to $534.6 million, or $1.27 per share, in 2020. The results for 2021 reflect a negative provision for credit losses on loans driven by better credit metrics and an improved economic outlook, continued deposit growth and meaningful cost control.
People’s United’s return on average assets was 0.94% for 2021 compared to 0.36% for the 2020 period. Return on average tangible common equity was 12.8% for 2021 compared to 4.8% for the 2020 period. On an operating basis, return on average assets was 0.98% for 2021 (0.88% for 2020) and return on average tangible common equity was 7.5% (12.4% for 2020). FTE net interest income totaled $1.5 billion in 2021, a $75.9 million decrease from the year-ago period, and the net interest margin decreased 35 basis points from 2020 to 2.65%. The decrease in the net interest margin reflects lower yields on the securities and loan portfolios, partially offset by lower rates on deposits and borrowings.
Average total earning assets increased $4.2 billion compared to 2020, reflecting increases of $5.9 billion in average short-term investments and $2.1 billion in average securities, partially offset by a decrease of $3.8 billion in average total loans. Average total funding liabilities increased $3.6 billion compared to 2020, reflecting a $5.0 billion increase in average total deposits, partially offset by a $1.4 billion decrease in average total borrowings.

Compared to 2020, total non-interest income decreased $99.1 million (included in 2020 is a $75.9 million net gain recognized on the sale of PUIA). The $380.3 million decrease in total non-interest expense in 2021 compared to 2020 primarily resulted from a $353.0 million goodwill impairment charge taken in the fourth quarter of 2020. The efficiency ratio was 56.2% for 2021 compared to 54.2% for the year-ago period. The provision for credit losses on loans totaled $(48.2) million in 2021 compared to $156.1 million in the year-ago period. The negative provision in 2021 primarily reflects notable improvements in the economic outlook (e.g. GDP and unemployment) largely attributable to continued COVID-19 vaccine distribution, an easing of social distancing restrictions and further government stimulus. The provision in 2020 reflects the initial application of the CECL standard and the economic uncertainties brought about by COVID-19, specifically as it related to assumptions regarding GDP and unemployment. Net loan charge-offs as a percentage of average total loans were 0.08% in 2021 compared to 0.06% in 2020.

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
Segment Performance Summary

	Net Income (Loss)
Years ended December 31 (in millions)	2021	2020	2019
Commercial Banking	$649.8	$640.2	$416.5
Retail Banking (1)	170.4	(229.7)	113.4
Total Reportable Segments	820.2	410.5	529.9
Treasury	(244.3)	(94.3)	53.3
Other	29.0	(96.6)	(62.8)
Total Consolidated	$604.9	$219.6	$520.4
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

A five-year rolling average net charge-off rate is used as the basis for the provision for credit losses on loans for the respective operating segment in order to present a level of portfolio credit cost that is representative of the Company’s historical experience, without presenting the potential volatility from year-to-year changes in credit conditions. While this method of allocation allows management to assess the longer-term profitability of an operating segment more effectively, it may result in a measure of an operating segment’s provision for credit losses on loans that does not reflect actual losses for the periods presented. The provision for credit losses for Treasury reflects the application of the CECL standard (see Note 4 to the Consolidated Financial Statements for a further discussion).
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
Commercial Banking consists principally of commercial real estate lending, middle market and business banking, the equipment financing operations of PCLC, PUEFC and LEAF, and mortgage warehouse and asset-based lending. This segment also provides treasury management services, capital market capabilities and commercial deposit products. Commercial insurance services were previously provided through PUIA, which the Bank sold in November 2020 (see Note 2 to the Consolidated Financial Statements for a further discussion).

Years ended December 31 (in millions)	2021	2020	2019
Net interest income	$1,145.1	$1,098.9	$807.1
Provision for credit losses	52.9	52.8	44.1
Total non-interest income	172.4	217.3	206.5
Total non-interest expense	452.0	478.5	448.7
Income before income tax expense	812.6	784.9	520.8
Income tax expense	162.8	144.7	104.3
Net income	$649.8	$640.2	$416.5

Average total assets	$33,644.4	$35,946.3	$29,746.8
Average total liabilities	19,466.3	16,524.6	11,490.2
Commercial Banking’s net income increased $9.6 million in 2021 compared to 2020, reflecting an increase in net interest income and a decrease in non-interest expense, partially offset by a decrease in non-interest income. The $46.2 million increase in net interest income primarily reflects the benefits from increases in FTP net spread income and a decrease in interest expense, partially offset by a decline in average commercial loan and lease balances and the adverse effect of a decline in loan yields. Non-interest income decreased $44.9 million in 2021 compared to 2020, primarily reflecting decreases in insurance revenue, net gains on sales of loans and customer interest rate swap income, partially offset by increases in both cash management fees and commercial banking lending fees. The $26.5 million decrease in non-interest expense in 2021 compared to 2020 reflects lower levels of both direct and allocated expenses.
Compared to 2020, average total assets decreased $2.3 billion, primarily reflecting declines in commercial loan and lease balances and other assets. Average total liabilities increased $2.9 billion in 2021 compared to 2020, primarily reflecting organic deposit growth, partially offset by a decline in other liabilities.

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

Years ended December 31 (in millions)	2021	2020	2019
Net interest income	$677.6	$634.9	$555.1
Provision for credit losses	8.5	10.0	8.9
Total non-interest income	195.7	182.2	195.9
Total non-interest expense	651.8	1,009.4	600.2
Income (loss) before income tax expense	213.0	(202.3)	141.9
Income tax expense	42.6	27.4	28.5
Net income (loss)	$170.4	$(229.7)	$113.4

Average total assets	$10,923.9	$13,447.3	$12,560.9
Average total liabilities	28,915.0	26,978.3	23,397.7
Retail Banking’s net income in 2021 compared to a net loss in the year-ago period reflects increases in net interest income and non-interest income, and a decrease in non-interest expense. The $42.7 million increase in net interest income primarily reflects a decrease in interest expense and the benefit from an increase in FTP net spread income, partially offset by the adverse effect of declines in average residential mortgage loan balances and loan yields. Non-interest income increased $13.5 million in 2021 compared to 2020, primarily reflecting increases in bank service charges and investment management fees. The $357.6 million decrease in non-interest expense in 2021 compared to 2020 primarily reflects a $353.0 million non-cash goodwill impairment charge in 2020 (see Note 8 to the Consolidated Financial Statements), as well as a lower level of direct expenses, partially offset by a higher level of allocated expenses.
Compared to 2020, average total assets decreased $2.5 billion, primarily reflecting a decline in retail loans. Average total liabilities increased $1.9 billion, primarily reflecting organic deposit growth.

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

Years ended December 31 (in millions)	2021	2020	2019
Net interest income (loss)	$(317.8)	$(118.5)	$66.5
Provision for credit losses	(0.1)	(0.3)	—
Total non-interest income	14.8	7.8	14.1
Total non-interest expense	2.4	3.7	13.8
Income (loss) before income tax expense (benefit)	(305.3)	(114.1)	66.8
Income tax expense (benefit)	(61.0)	(19.8)	13.5
Net income (loss)	$(244.3)	$(94.3)	$53.3

Average total assets	$17,946.9	$9,988.1	$7,882.3
Average total liabilities	7,274.9	8,863.8	9,011.9
The increase in Treasury’s net loss in 2021 compared to the year-ago period primarily reflects a decrease in net interest income. The $199.3 million decrease in net interest income primarily reflects the adverse effect of a decrease in FTP net spread income, primarily resulting from the reduction in interest rates initiated by the FOMC (see Net Interest Income), partially offset by the benefits from a decrease in interest expense and an increase in average securities balances. Non-interest income includes BOLI death benefits received totaling $7.4 million in 2021 and $2.1 million in 2020. The $1.3 million decrease in non-interest expense in 2021 compared to 2020 reflects a lower level of allocated expenses, partially offset by a higher level of direct expenses.
Compared to 2020, average total assets increased $8.0 billion, primarily reflecting increases in short-term investments and securities. Average total liabilities decreased $1.6 billion in 2021 compared to 2020, primarily reflecting decreases in borrowings and deposits.

Other includes the residual financial impact from the allocation of revenues and expenses (including the provision for credit losses on loans) and certain revenues and expenses not attributable to a particular segment; assets and liabilities not attributable to a particular segment; reversal of the FTE adjustment since net interest income for each segment is presented on an FTE basis; and the FTP impact from excess capital. The provision for credit losses on loans in 2021 reflects notable improvements in the economic outlook (e.g. GDP and unemployment) largely attributable to continued COVID-19 vaccine distribution, an easing of social distancing restrictions and further government stimulus, while the provision in 2020 reflects the initial application of the CECL standard and the impact of COVID-19. Non-interest income includes (i) a $3.9 million net gain resulting from the sale-leaseback of two buildings in 2021 and (ii) a $75.9 million net gain recognized on the sale of PUIA in 2020. Non-interest expense includes non-operating expenses totaling $47.8 million and $49.1 million in 2021 and 2020, respectively.

Years ended December 31 (in millions)	2021	2020	2019
Net interest loss	$(5.8)	$(39.5)	$(16.4)
Provision for credit losses	(109.6)	93.3	(24.7)
Total non-interest income	10.7	85.4	14.6
Total non-interest expense	77.6	72.5	100.0
Income (loss) before income tax expense (benefit)	36.9	(119.9)	(77.1)
Income tax expense (benefit)	7.9	(23.3)	(14.3)
Net income (loss)	$29.0	$(96.6)	$(62.8)

Average total assets	$1,737.9	$1,656.4	$1,468.0
Average total liabilities	893.9	859.6	686.9

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

In March 2020, the FOMC lowered the target range for the federal funds rate by a total of 150 basis points, bringing the current target range to between 0.00% and 0.25%. In 2019, the FOMC lowered the target range three times by a total of
75 basis points. For the fourth quarter of 2021, the average effective federal funds rate was 0.08%.
The net interest margin was 2.65% in 2021 compared to 2.99% in 2020 and 3.14% in 2019. The decline in the net interest margin over the past two years generally reflects lower yields on the loan and securities portfolios, partially offset by lower rates on deposits and borrowings.
2021 Compared to 2020
FTE net interest income decreased $75.9 million compared to 2020, reflecting a $212.9 million decrease in total interest and dividend income, partially offset by a $137.0 million decrease in total interest expense. The net interest margin decreased 34 basis points to 2.65%, reflecting: lower yields on the securities and loan portfolios, which reduced the net interest margin by 36 basis points and 22 basis points, respectively; partially offset by lower rates on deposits and borrowings, which benefited the net interest margin by 21 basis points and three basis points, respectively. Excess liquidity resulting from deposits at the
FRB-NY had a 28 basis point negative impact on the net interest margin in 2021.
Included in interest income in 2021 and 2020 are fees, net of related costs, totaling $86.2 million and $34.6 million, respectively, recognized in connection with the Company’s role in originating loans under the PPP. Fees earned as a participating PPP lender are deferred and recognized over the earlier of the life of the related loans or until forgiven by the Small Business Administration (“SBA”). PPP loans had a ten basis point favorable impact on the net interest margin in 2021.
Average total earning assets were $57.8 billion in 2021, a $4.2 billion increase from 2020, reflecting increases of $5.9 billion in average short-term investments and $2.1 billion in average securities, partially offset by a $3.8 billion decrease in average total loans. In 2021, the average total commercial loan, average residential mortgage loan and average home equity loan portfolios decreased $1.3 billion, $1.9 billion and $519 million, respectively. Within commercial loans, the commercial real estate portfolio decreased $1.1 billion. Average total loans, average securities and average short-term investments comprised 70%, 18% and 12%, respectively, of average total earning assets in 2021 compared to 83%, 15% and 2%, respectively, in 2020. At December 31, 2021 and 2020, approximately 50% and 46%, respectively, of the Company’s loan portfolio was comprised of Prime Rate and one-month LIBOR-based floating-rate loans.
Average total funding liabilities were $55.2 billion in 2021, a $3.6 billion increase from the year-ago period, reflecting a $5.0 billion increase in average total deposits, partially offset by a $1.4 billion decrease in average total borrowings. The increase in average total deposits reflects organic growth, partially offset by a $1.1 billion decrease in average brokered deposits. Excluding brokered deposits, average savings and average non-interest-bearing deposits increased $4.6 billion and $3.8 billion, respectively, while average time deposits decreased $2.2 billion. Average total deposits comprised 96% and 93% of average total funding liabilities in 2021 and 2020, respectively.
The 27 basis point decrease to 0.19% from 0.46% in the rate paid on average total funding liabilities in 2021 compared to 2020 primarily reflects the decreases in the target federal funds rate discussed above. The rate paid on average total deposits decreased 26 basis points in 2021, reflecting decreases of 64 basis points in time deposits and 20 basis points in savings, interest-bearing checking and money market deposits as well as the benefit from a $3.8 billion increase in non-interest-bearing deposits. Average savings, interest-bearing checking and money market deposits and average time deposits comprised 60% and 9%, respectively, of average total deposits in 2021 compared to 58% and 16%, respectively, in 2020.
Average Balance Sheet, Interest and Yield/Rate Analysis
The table on the following page presents average balance sheets, FTE-basis interest income, interest expense and the corresponding average yields earned and rates paid for the years ended December 31, 2021, 2020 and 2019. The average balances are principally daily averages and, for loans, include both performing and non-performing balances. Interest income on loans includes the effect of deferred loan fees and costs accounted for as yield adjustments, but does not include interest on loans for which People’s United has ceased to accrue interest. Premium amortization and discount accretion (including amounts attributable to purchase accounting adjustments) are also included in the respective interest income and interest expense amounts. The impact of People’s United’s use of derivative instruments in managing IRR is also reflected in the table, classified according to the instrument hedged and the related risk management objective.

Average Balance Sheet, Interest and Yield/Rate Analysis

	2021			2020			2019
Years ended December 31 (dollars in millions)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Short-term investments	$6,986.1	$9.5	0.14%	$1,125.1	$3.4	0.31%	$232.7	$4.8	2.06%
Securities (1)	10,211.3	230.7	2.26	8,143.7	215.7	2.65	7,217.5	205.2	2.84
Loans:
Commercial and industrial	13,129.2	441.2	3.36	13,456.8	451.0	3.35	9,874.7	454.3	4.60
Commercial real estate	12,972.5	387.1	2.98	14,057.6	488.6	3.48	12,480.1	556.4	4.46
Equipment financing	4,970.2	250.5	5.04	4,898.2	263.3	5.38	4,574.9	253.8	5.55
Residential mortgage	7,676.5	250.7	3.27	9,569.2	333.3	3.48	9,314.8	329.9	3.54
Home equity and other consumer	1,881.8	62.2	3.31	2,400.5	89.5	3.73	2,174.0	106.1	4.88
Total loans	40,630.2	1,391.7	3.43	44,382.3	1,625.7	3.66	38,418.5	1,700.5	4.43
Total earning assets	57,827.6	$1,631.9	2.82%	53,651.1	$1,844.8	3.44%	45,868.7	$1,910.5	4.17%
Other assets	6,425.5			7,387.0			5,789.3
Total assets	$64,253.1			$61,038.1			$51,658.0
Liabilities and stockholders’ equity:
Deposits:
Non-interest-bearing	$16,621.0	$—	—%	$12,864.4	$—	—%	$8,822.9	$—	—%
Savings, interest-bearing checking and money market	32,040.6	40.4	0.13	27,831.9	92.2	0.33	22,204.1	209.3	0.94
Time	4,546.5	28.3	0.62	7,520.6	95.0	1.26	8,115.7	147.6	1.82
Total deposits	53,208.1	68.7	0.13	48,216.9	187.2	0.39	39,142.7	356.9	0.91
Borrowings:
FHLB advances	569.6	4.3	0.75	1,371.2	13.7	1.00	2,098.0	50.1	2.39
Customer repurchase agreements	394.3	0.4	0.11	379.0	1.1	0.29	296.6	2.2	0.75
Federal funds purchased	52.8	—	0.09	688.2	5.4	0.79	1,127.5	24.6	2.18
Other borrowings	—	—	—	—	—	—	3.3	0.1	1.87
Total borrowings	1,016.7	4.7	0.47	2,438.4	20.2	0.83	3,525.4	77.0	2.18
Notes and debentures	1,002.3	28.8	2.87	1,009.5	31.8	3.15	922.1	34.9	3.78
Total funding liabilities	55,227.1	$102.2	0.19%	51,664.8	$239.2	0.46%	43,590.2	$468.8	1.08%
Other liabilities	1,323.0			1,561.5			996.5
Total liabilities	56,550.1			53,226.3			44,586.7
Stockholders’ equity	7,703.0			7,811.8			7,071.3
Total liabilities and stockholders’ equity	$64,253.1			$61,038.1			$51,658.0
Net interest income/spread (2)		$1,529.7	2.63%		$1,605.6	2.98%		$1,441.7	3.09%
Net interest margin			2.65%			2.99%			3.14%
(1)Average balances and yields for securities are based on amortized cost.
(2)The FTE adjustment was $30.6 million, $29.8 million and $29.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

	2021 Compared to 2020 Increase (Decrease)			2020 Compared to 2019 Increase (Decrease)
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Interest and dividend income:
Short-term investments	$8.9	$(2.8)	$6.1	$5.6	$(7.0)	$(1.4)
Securities	49.7	(34.7)	15.0	25.2	(14.7)	10.5
Loans:
Commercial and industrial	(11.0)	1.2	(9.8)	139.2	(142.5)	(3.3)
Commercial real estate	(35.8)	(65.7)	(101.5)	64.7	(132.5)	(67.8)
Equipment financing	3.8	(16.6)	(12.8)	17.5	(8.0)	9.5
Residential mortgage	(62.8)	(19.8)	(82.6)	8.9	(5.5)	3.4
Home equity and other consumer	(17.9)	(9.4)	(27.3)	10.3	(26.9)	(16.6)
Total loans	(123.7)	(110.3)	(234.0)	240.6	(315.4)	(74.8)
Total change in interest and dividend income	(65.1)	(147.8)	(212.9)	271.4	(337.1)	(65.7)
Interest expense:
Deposits:
Savings, interest-bearing checking and money market	12.3	(64.1)	(51.8)	43.4	(160.5)	(117.1)
Time	(29.2)	(37.5)	(66.7)	(10.2)	(42.4)	(52.6)
Total deposits	(16.9)	(101.6)	(118.5)	33.2	(202.9)	(169.7)
Borrowings:
FHLB advances	(6.6)	(2.8)	(9.4)	(13.6)	(22.8)	(36.4)
Customer repurchase agreements	—	(0.7)	(0.7)	0.5	(1.6)	(1.1)
Federal funds purchased	(2.8)	(2.6)	(5.4)	(7.3)	(11.9)	(19.2)
Other borrowings	—		—	(0.1)		(0.1)
Total borrowings	(9.4)	(6.1)	(15.5)	(20.5)	(36.3)	(56.8)
Notes and debentures	(0.2)	(2.8)	(3.0)	3.1	(6.2)	(3.1)
Total change in interest expense	(26.5)	(110.5)	(137.0)	15.8	(245.4)	(229.6)
Change in net interest income	$(38.6)	$(37.3)	$(75.9)	$255.6	$(91.7)	$163.9

The following table provides the weighted-average yields earned and rates paid for each major category of earning assets and funding liabilities as of December 31, 2021:

(dollars in millions)	Balance	Yield/Rate
Earning assets:
Short-term investments	$10,268.8	0.15%
Securities	10,750.1	2.18
Loans	37,851.3	3.31
Total earning assets	$58,870.2	2.55%
Funding liabilities:
Non-interest-bearing deposits	$17,941.1	—%
Interest-bearing deposits:
Money market	13,890.1	0.13
Interest-bearing checking	11,493.7	0.10
Savings	6,733.7	0.02
Time	3,696.7	0.43
Borrowings	957.8	0.27
Notes and debentures	992.8	3.96
Total funding liabilities	$55,705.9	0.16%

Non-Interest Income

				Percentage Increase (Decrease)
Years ended December 31 (dollars in millions)	2021	2020	2019	2021/2020	2020/2019
Bank service charges	$100.1	$97.5	$107.5	2.7%	(9.3)%
Investment management fees	83.0	73.2	78.2	13.4	(6.4)
Commercial banking lending fees	55.8	50.9	42.7	9.6	19.2
Operating lease income	44.7	49.7	50.8	(10.1)	(2.2)
Cash management fees	37.7	33.4	28.4	12.9	17.6
Gain on sale of business, net of expenses	—	75.9	—	n/m	n/m
Other non-interest income:
BOLI	11.7	12.7	10.7	(7.9)	18.7
Credit card fees	9.0	7.7	8.2	16.9	(6.1)
Customer interest rate swap income, net	5.5	14.9	24.0	(63.1)	(37.9)
Net gains on sales of residential mortgage loans held-for-sale	1.6	4.8	1.9	(66.7)	152.6
Net gains on sales of loans	—	15.5	0.4	n/m	n/m
Other	44.5	56.5	78.3	(21.2)	(27.8)
Total other non-interest income	72.3	112.1	123.5	(35.5)	(9.2)
Total non-interest income	$393.6	$492.7	$431.1	(20.1)%	14.3%
n/m – not meaningful
Total non-interest income in 2021 decreased $99.1 million compared to 2020. Excluding the $75.9 million gain on the sale of PUIA in 2020, which is considered non-operating income, non-interest income decreased $23.2 million in 2021 compared to 2020. The decrease primarily reflects decreases in net customer interest rate swap income, other non-interest income (see below) and net gains on sales of loan in 2020, partially offset by increases in investment management fees and commercial banking lending fees.
The increase in bank service charges in 2021 compared to 2020 primarily reflects the level of customer activity in the prior year resulting from the economic uncertainties brought about by COVID-19. The increase in investment management fees in 2021 compared to 2020 primarily reflects the effect of recent market performance. At December 31, 2021, assets under discretionary management totaled $9.4 billion compared to $9.5 billion at December 31, 2020.

The increase in commercial banking lending fees in 2021 compared to 2020 is primarily related to the levels of prepayment income and loan syndication fees collected in the respective periods.
Net gains on sales of loans in 2020 include gains, net of expenses, totaling $16.9 million from the sale of consumer and commercial loans previously acquired in the United Financial acquisition. The decrease in net customer interest rate swap income in 2021 compared to 2020 reflects lower levels in both the number and notional value of swap transactions, which are largely tied to commercial real estate lending activity. On an FTE basis, BOLI income totaled $14.7 million in 2021 compared to $16.2 million in 2020. BOLI income includes death benefits received totaling $7.4 million and $2.1 million in 2021 and 2020, respectively.
The decrease in net gains on sales of residential mortgage loans in 2021 compared to 2020 reflects a 68% decrease in the volume of residential mortgage loans sold.
Other non-interest income in 2021 includes a $3.9 million net gain resulting from the sale-leaseback of two properties. Included in other non-interest income in 2020 is a $5.8 million charge relating to the write-down of a mortgage servicing right asset acquired in the United Financial acquisition. Other non-interest income includes insurance revenue totaling $7.0 million and $33.7 million in 2021 and 2020, respectively. The decline from 2020 reflects the sale of PUIA in November 2020.

Non-Interest Expense

				Percentage Increase (Decrease)
Years ended December 31 (dollars in millions)	2021	2020	2019	2021/2020	2020/2019
Compensation and benefits	$679.6	$674.8	$646.2	0.7%	4.4%
Occupancy and equipment	196.5	199.0	185.9	(1.3)	7.0
Professional and outside services	119.3	113.2	98.2	5.4	15.3
Amortization of other acquisition-related intangible assets	37.0	40.8	32.5	(9.3)	25.5
Operating lease expense	29.3	36.4	38.8	(19.5)	(6.2)
Regulatory assessments	28.2	32.7	26.1	(13.8)	25.3
Goodwill impairment	—	353.0	—	n/m	n/m
Other non-interest expense:
Stationary, printing, postage and telephone	21.1	26.0	26.6	(18.8)	(2.3)
Advertising and promotion	12.1	13.3	16.4	(9.0)	(18.9)
Other	60.7	74.9	92.0	(19.0)	(18.6)
Total other non-interest expense	93.9	114.2	135.0	(17.8)	(15.4)
Total non-interest expense	$1,183.8	$1,564.1	$1,162.7	(24.3)%	34.5%
Efficiency ratio	56.2%	54.2%	55.8%
n/m – not meaningful
Total non-interest expense decreased $380.3 million in 2021 compared to 2020. Excluding non-operating expenses in both 2021 ($47.8 million, comprised of Stop & Shop contract termination costs totaling $24.2 million and merger-related expenses totaling $23.6 million) and 2020 (goodwill impairment of $353.0 million and merger-related expenses totaling $45.9 million), non-interest expense decreased $29.2 million in 2021 compared to 2020.
The increase in the efficiency ratio in 2021 compared to 2020 reflects a 5% decrease in adjusted total revenues, partially offset by a 1% decrease in adjusted total expenses (see Non-GAAP Financial Measures and Reconciliation to GAAP).
Compensation and benefits includes non-operating expenses totaling $0.3 million in 2021 and $1.5 million in 2020. Excluding such expenses, compensation and benefits increased $6.0 million, or 0.9%, in 2021 compared to 2020. The increase primarily reflects the effect of normal merit increases and higher incentive-related expenses.
The decrease in occupancy and equipment expense in 2021 compared to and 2020 primarily reflects the benefits of consolidating branches and other office space over the past several years.
In January 2021, the Bank announced its decision not to renew its agreements with Stop & Shop to operate 140 in-store branches in Connecticut and New York upon their expiration in 2022. Branch closures are scheduled to take place over several years using a phased approach. In the first quarter of 2021, the Bank reached an agreement with Stop & Shop on the timing of the exit from all New York in-store branch and ATM locations, which began in the third quarter of 2021 with a full exit occurring over the following three quarters.

In August 2021, the Bank announced it had reached an agreement with Stop & Shop to retain 27 in-store branch and corresponding ATM locations in Connecticut slated to close as part of the previously announced decision not to renew existing in-store branch contracts in Connecticut. The new agreement does not impact the previously announced exit period for all other Connecticut Stop & Shop branch locations. Closures will occur over several years using a phased approach and begin in 2022.
Professional and outside services fees include non-operating expenses totaling $21.9 million in 2021 and $20.9 million in 2020. Excluding such expenses, professional and outside services fees increased $5.1 million in 2021 compared to 2020, primarily resulting from higher levels of spending on projects and computer-related services. The decrease in operating lease expense in 2021 compared to 2020 primarily relates to the levels of equipment leased to equipment financing customers, while the decrease in advertising and promotion expense primarily reflects the timing of certain advertising campaigns.
Regulatory assessments include FDIC insurance premiums, which are based on the Bank’s average total assets and average tangible equity, and FDIC-defined risk factors. The actual amount of future regulatory assessments will be dependent on several factors, including: (i) the Bank’s average total assets and average tangible equity; (ii) the Bank’s risk profile; and (iii) whether additional special assessments are imposed in future periods and the manner in which such assessments are determined. The decrease in regulatory assessments in 2021 compared to 2020 primarily reflects an improvement in the Bank’s risk profile.
The decreases in amortization of other acquisition-related intangible assets expense in 2021 compared to 2020 reflects certain intangible assets that were written-off in 2020 as a result of the sale of PUIA in the fourth quarter of 2020. Scheduled amortization expense attributable to other acquisition-related intangible assets for each of the next five years is as follows: $30.9 million in 2022; $23.2 million in 2023; $19.5 million in 2024; $16.7 million in 2025; and $13.8 million in 2026.
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
For purposes of its October 1, 2021 goodwill impairment assessment the Company elected to perform a qualitative assessment for all three reporting units. This assessment considered several developments since the date of its 2020 annual impairment assessment, including: (i) a significant increase in the Company’s stock price; (ii) the financial performance of the reporting units relative to both the Company’s 2021 operating budget and the 2021 projections included in the discounted cash flow analysis prepared in connection with the 2020 annual impairment assessment; and (iii) the implicit value of the Company as supported by the M&T purchase price.
Included in other non-interest expense are Stop & Shop contract termination costs totaling $21.9 million and merger-related expenses totaling $3.0 million in 2021, and merger-related expenses totaling $20.8 million in 2020.

Income Taxes
Income tax expense totaled $152.3 million and $129.0 million for the years ended December 31, 2021 and 2020, respectively. People’s United’s effective income tax rate was 20.1% and 37.0% for the respective years. Income tax expense in both years includes $14.8 million of federal income tax credits, which relate, primarily, to an increase in tax-advantaged investments. People’s United’s effective income tax rate for 2022 is expected to be approximately 21%.
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
People’s United holds ownership interests in limited partnerships formed to develop and operate affordable housing units for lower income tenants throughout its franchise area. The underlying partnerships, which are considered variable interest entities, are not consolidated into the Company’s Consolidated Financial Statements. These investments have historically played a role in enabling the Bank to meet its CRA requirements while, at the same time, providing tax benefits, including federal income tax credits. The cost of the Company’s investments is amortized on a straight-line basis over the period during which the related federal income tax credits are realized (generally ten years). Amortization expense, which is included as a component of income tax expense, totaled $38.9 million and $31.4 million for the years ended December 31, 2021 and 2020, respectively.

Income tax expense in both 2021 and 2020 reflects the state tax benefit resulting from the formation of People’s Mortgage Investment Company, a wholly owned subsidiary of the Bank. The formation of this subsidiary was a result of Connecticut tax legislation, which became effective on January 1, 1999, that allows for the transfer of mortgage loans to a passive investment subsidiary. The related earnings of the subsidiary, and any dividends it pays to the parent, are not subject to Connecticut income tax.
See Notes 1 and 14 to the Consolidated Financial Statements for additional information concerning income tax expense.

Securities

	2021		2020		2019
As of December 31 (in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities held-to-maturity:
State and municipal	$2,865.2	$3,042.5	$2,824.3	$3,060.2	$2,503.9	$2,645.5
GSE mortgage-backed securities	893.5	909.1	1,079.9	1,116.3	1,271.4	1,279.1
Corporate	82.8	83.0	89.7	89.0	92.4	93.9
Other	1.5	1.5	1.5	1.5	1.5	1.5
Total debt securities held-to-maturity	$3,843.0	$4,036.1	$3,995.4	$4,267.0	$3,869.2	$4,020.0
Debt securities available-for-sale:
U.S. Treasury and agency	$632.7	$636.7	$529.8	$541.6	$689.5	$687.1
GSE mortgage-backed and CMO securities	6,055.2	6,007.3	4,274.7	4,383.9	2,856.3	2,877.2
Total debt securities available-for-sale	$6,687.9	$6,644.0	$4,804.5	$4,925.5	$3,545.8	$3,564.3
People’s United strives to maintain an appropriate balance between loan portfolio growth, deposit funding and interest rate sensitivity. The Company generally maintains a lower securities portfolio relative to total assets. In the current environment where the Company has excess liquidity due to high deposit levels, the Company has been incrementally investing in debt securities as an effective way to reduce high asset sensitivity and improve net interest margin. At December 31, 2021, the debt securities portfolio only comprised 16% of total assets.
People’s United utilizes the debt securities portfolio for earnings generation (in the form of interest and dividend income), liquidity, IRR management, asset diversification and tax planning. Debt securities available-for-sale are used as part of People’s United’s asset/liability management strategy and may be sold in response to, or in anticipation of, factors such as changes in market conditions and interest rates, changes in security prepayment rates, liquidity considerations and regulatory capital requirements.
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
At December 31, 2021, the fair value of People’s United’s debt securities available-for-sale portfolio totaled $6.64 billion, or 10% of total assets, compared to $4.93 billion, or 8% of total assets, at December 31, 2020. The $1.72 billion increase in fair value in 2021 compared to 2020 primarily reflects net purchases of GSE mortgage-backed and CMO securities, partially offset by a $164.9 million increase in the unrealized loss (primarily interest rate-related) on debt securities available-for-sale in 2021. At December 31, 2021, the amortized cost of the debt securities portfolio exceeded the fair value by $43.9 million, while at December 31, 2020, fair value exceeded amortized cost by $121.0 million. The increase in investment grade state and municipal securities in both 2021 and 2020 reflects the Company’s continued investment in such securities based on their value relative to other securities of comparable duration, yield and credit risk.

With respect to debt securities available-for-sale, all unrealized gains and those unrealized losses representing temporary declines in value due to factors other than credit are recorded in stockholders’ equity, net of income taxes, as a component of accumulated comprehensive income (loss). As a result, management anticipates continued fluctuations in stockholders’ equity due to changes in the fair value of such debt securities, albeit on a relatively moderate scale due to the duration of the portfolio. The duration of the entire debt securities portfolio was approximately 4.9 years and 4.1 years at December 31, 2021 and 2020, respectively.
In addition to the debt securities held-to-maturity and available-for-sale discussed above, the Bank holds shares of capital stock in the FRB-NY (total cost of $229.1 million at December 31, 2021) and the FHLB of Boston (total cost of $35.5 million at December 31, 2021). Dividend income on FRB-NY capital stock totaled $3.4 million and $2.0 million for the years ended December 31, 2021 and 2020, respectively. Dividend income on FHLB capital stock totaled $0.6 million and $4.8 million for the years ended December 31, 2021 and 2020, respectively. The decrease in dividend income on FHLB capital stock reflects an $802 million decrease in average FHLB advances as well as a reduction in the dividend rate paid on FHLB capital stock throughout 2021.

Lending Activities
People’s United conducts its lending activities principally through its Commercial Banking and Retail Banking operating segments. The Company’s lending activities consist of originating loans secured by commercial and residential properties, and extending secured and unsecured loans to commercial and consumer customers.
In 2021, total loans decreased $6.0 billion compared to 2020 and increased $274 million in 2020 compared to 2019. Loans held-for-sale at December 31, 2021 and 2020 consisted of newly-originated residential mortgage loans with carrying amounts of $8.8 million and $26.5 million, respectively.
The following table summarizes the loan portfolio before deducting the ACL on loans:

As of December 31 (in millions)	2021	2020	2019	2018	2017
Commercial:
Commercial real estate (1,2)	$11,936.7	$13,336.9	$14,762.3	$11,649.6	$11,068.7
Commercial and industrial (1,2)	8,747.6	10,764.1	8,693.2	7,504.0	6,967.6
Equipment financing	5,143.1	4,930.0	4,910.4	4,339.2	3,905.4
MW/ABL (3)	3,304.5	4,218.2	2,348.4	1,584.9	1,763.5
Total Commercial Portfolio	29,131.9	33,249.2	30,714.3	25,077.7	23,705.2
Retail:
Residential mortgage:
Adjustable-rate	4,064.3	5,517.3	7,064.8	6,662.0	5,926.6
Fixed-rate	2,940.0	3,001.6	3,253.3	1,492.2	879.1
Total residential mortgage	7,004.3	8,518.9	10,318.1	8,154.2	6,805.7
Home equity and other consumer:
Home equity	1,635.9	1,997.2	2,406.5	1,962.5	2,015.2
Other consumer	79.2	104.2	157.2	47.0	49.2
Total home equity and other consumer	1,715.1	2,101.4	2,563.7	2,009.5	2,064.4
Total Retail Portfolio	8,719.4	10,620.3	12,881.8	10,163.7	8,870.1
Total loans	$37,851.3	$43,869.5	$43,596.1	$35,241.4	$32,575.3
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
(2)In connection with the United Bank core system conversion in April 2020, approximately $400 million of loans secured by owner-occupied commercial properties were prospectively at that time reclassified from commercial real estate loans to commercial and industrial loans. Loan balances for 2019 were not restated to conform to the current period presentation.
(3)Mortgage warehouse lending/asset based lending.

People’s United’s loan portfolio is primarily concentrated within New England and New York. At December 31, 2021 and 2020, 53% and 55% of the total loan portfolio represented loans to customers located within the New England states, respectively. Loans to customers located in New York represented 18% of the total loan portfolio at both dates.
Total Loans
As of December 31 (dollars in billions)
Contractual Maturity and Interest Rate Sensitivity
The following table presents the contractual maturity and interest rate sensitivity of People’s United’s loan portfolio as of December 31, 2021:

(in millions)	One Year or Less	After One Through Five Years	After Five Through Fifteen Years	After Fifteen Years	Total Due After One Year	Total
Contractual maturity:
Commercial real estate	$1,082.1	$5,100.7	$5,599.5	$154.4	$10,854.6	$11,936.7
Commercial and industrial	1,216.9	4,451.1	2,837.2	242.4	7,530.7	8,747.6
Equipment financing	372.0	4,182.2	588.9	—	4,771.1	5,143.1
MW/ABL	2,479.4	818.0	7.1	—	825.1	3,304.5
Total Commercial Portfolio	5,150.4	14,552.0	9,032.7	396.8	23,981.5	29,131.9

Residential mortgage	33.0	64.6	752.3	6,154.4	6,971.3	7,004.3
Home equity and other consumer	36.4	97.5	168.2	1,413.0	1,678.7	1,715.1
Total Retail Portfolio	69.4	162.1	920.5	7,567.4	8,650.0	8,719.4
Total	$5,219.8	$14,714.1	$9,953.2	$7,964.2	$32,631.5	$37,851.3

Interest rate sensitivity:
Floating or adjustable rate	$4,408.2	$7,815.1	$6,810.7	$5,361.5	$19,987.3	$24,395.5
Fixed-rate	811.6	6,899.0	3,142.5	2,602.7	12,644.2	13,455.8
Total	$5,219.8	$14,714.1	$9,953.2	$7,964.2	$32,631.5	$37,851.3

Commercial Portfolio
The commercial lending businesses include commercial real estate, commercial and industrial lending (including
MW/ABL), and equipment financing.
Commercial Real Estate
People’s United manages the commercial real estate portfolio by limiting the concentration in any particular loan type, term, industry, or to any individual borrower. People’s United’s highest loan concentration in the commercial real estate loan portfolio is in the residential (multifamily) sector, which represented 29% of this loan portfolio at December 31, 2021 and
32% at December 31, 2020.

As of December 31 (in millions)	2021	2020
Property Type:
Residential (multifamily)	$3,463.6	$4,231.4
Retail	3,080.6	3,579.3
Office buildings	2,131.1	2,366.7
Health care	986.2	560.7
Hospitality/entertainment	890.3	980.4
Industrial/manufacturing	747.3	840.3
Mixed/special use	301.1	353.2
Self storage	163.8	198.7
Land	38.9	79.3
Other	133.8	146.9
Total commercial real estate	$11,936.7	$13,336.9
Commercial Real Estate Portfolio
As of December 31 (dollars in billions)
The continued disruption in economic activity throughout 2021 caused by the COVID-19 pandemic was the primary reason behind a $1.4 billion decrease in this portfolio compared to 2020. In addition, expected run-off in the transactional portion of the New York multifamily portfolio totaling $217 million negatively impacted balances in 2021. Included in the commercial real estate portfolio are construction loans totaling $758 million at December 31, 2021 and $1.0 billion at December 31, 2020, net of the unadvanced portion of such loans totaling $308 million and $447 million, respectively.
At December 31, 2021 and 2020, 24% and 26%, respectively, of People’s United’s commercial real estate portfolio was secured by properties located in New York. At December 31, 2021 and 2020, 22% and 23%, respectively, were secured by properties located in Connecticut. In addition, 33% and 32% of the commercial real estate portfolio was secured by properties located in Massachusetts, Vermont and New Hampshire at December 31, 2021 and 2020, respectively. No other state exposure was greater than 5% at both December 31, 2021 and 2020.

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
As of December 31, 2021 (percent)
Commercial and Industrial (including MW/ABL)
People’s United provides diversified products and services to its commercial customers, including short-term working capital credit facilities, term financing, asset-based loans, letters of credit, cash management services and commercial deposit accounts.

As of December 31 (in millions)	2021	2020
Industry:
Finance and insurance	$3,635.3	$4,485.5
Service	2,124.1	2,688.4
Wholesale trade	1,289.9	1,223.4
Real estate, rental and leasing	1,157.2	1,152.1
Manufacturing	1,060.1	1,384.7
Health services	795.2	1,489.6
Retail trade	705.7	851.3
Transportation and utilities	378.7	450.4
Construction	300.8	533.6
Information and media	188.4	165.7
Arts, entertainment and recreation	161.5	236.2
Printing	49.1	79.0
Packaging	45.7	58.5
Public administration	34.9	49.9
Other	125.5	134.0
Total commercial and industrial	$12,052.1	$14,982.3

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
In 2021, the commercial and industrial portfolio decreased $2.9 billion compared to 2020, primarily reflecting decreases of $1.9 billion in PPP loans and $1.1 billion in the mortgage warehouse portfolio, as well as the continued adverse effect that the COVID-19 pandemic has had on loan demand.
The commercial and industrial portfolio included $2.3 billion of mortgage warehouse loans at December 31, 2021, compared to $3.4 billion at December 31, 2020. Such loans represent lines of credit extended to a loan originator to fund a mortgage that a borrower initially used to purchase a property. The extension of credit generally lasts from the loan’s point of origination to the point when the mortgage is sold into the secondary market. At December 31, 2021 and 2020, 13% and
16%, respectively, of the mortgage warehouse loans were to customers located within the Company’s footprint.
At December 31, 2021 and 2020, the commercial and industrial portfolio also included $984 million and $771 million, respectively, of asset-based lending loans to companies with annual sales between $15 million and $500 million, of which
71% and 70% were to companies located within the Company’s geographic footprint at December 31, 2021 and 2020, respectively. Targeted industries include wholesale and distribution, manufacturing, food distribution and processing, transportation, and retail and business services. Credit facilities include revolving and working capital lines of credit, machinery and equipment term loans and lines of credit, owner-occupied real estate mortgage loans and stretch term loans for qualified customers.
At December 31, 2021 and 2020, 18% and 21%, respectively, of the commercial and industrial loan portfolio consisted of loans to Connecticut-based businesses. Commercial and industrial loan exposure in the states of Vermont, Massachusetts and New Hampshire totaled a combined 27% at both December 31, 2021 and 2020. Commercial and industrial loan exposure in the state of New York totaled 20% and 18%, respectively, at December 31, 2021 and 2020. No other state exposure was greater than 6% at both dates. While People’s United continues to focus on asset quality, the performance of the commercial lending and industrial portfolio may be adversely impacted if the economy weakens in the future.
Included in commercial and industrial loans at December 31, 2021 are PPP loans totaling $432 million (including
$147 million in Service, $125 million in Health services, $38 million in Construction, $32 million in Manufacturing and
$26 million in Retail trade) and associated deferred loan fees totaling $14.8 million.

Commercial and Industrial Diversification by Industry
As of December 31, 2021 (percent)
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
Substantially the entire equipment financing portfolio (94% at both December 31, 2021 and 2020, respectively) was to customers located outside of New England. At December 31, 2021, 29% of the equipment financing portfolio consisted of loans to customers located in Texas, California and New York, and no other state exposure was greater than 7%.

As of December 31 (in millions)	2021	2020
Industry:
Transportation and utilities	$1,145.6	$1,122.8
Construction	784.7	716.7
Service	769.6	713.1
Manufacturing	484.4	416.6
Rental and leasing	440.7	500.3
Health services	308.3	268.8
Wholesale trade	287.5	263.3
Waste management	204.0	198.9
Printing	170.7	178.7
Retail trade	157.4	142.3
Packaging	104.0	118.7
Mining, oil and gas	56.2	67.4
Other	230.0	222.4
Total equipment financing	$5,143.1	$4,930.0

Equipment Financing Portfolio
As of December 31 (dollars in billions)
The equipment financing portfolio increased $213 million in 2021 compared to 2020, primarily reflecting growth in LEAF’s portfolio. Operating on a national scale, equipment financing represented 18% and 15% of the total Commercial portfolio at December 31, 2021 and 2020, respectively. While People’s United continues to focus on asset quality, the performance of the equipment financing portfolio may be adversely impacted if the national economy weakens in the future.
Equipment Financing Diversification by Industry
As of December 31, 2021 (percent)
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
At December 31, 2021 and 2020, 80% and 81%, respectively, of the residential mortgage loan portfolio was secured by properties located in New England and 13% and 11%, respectively, at these dates, was secured by properties located in New York. At December 31, 2021 and 2020, the residential mortgage loan portfolio included $596 million and $866 million, respectively of interest-only loans. See Asset Quality for further discussion of interest-only loans. Also included in residential mortgage loans at December 31, 2021 and 2020 are construction loans totaling $33 million and $45 million, respectively.
People’s United’s residential mortgage loan originations totaled $1.6 billion in 2021 and $1.8 billion in 2020. The mix and volume of residential mortgage loan originations vary in response to changes in market interest rates, customer preferences and the level of refinancing activity. ARM loans accounted for 32% of total residential mortgage originations in 2021 compared to 50% in 2020.

Residential Mortgage Originations
Years ended December 31 (dollars in millions)
In 2021, ARM loans decreased $1.5 billion and fixed-rate residential mortgage loans decreased $62 million, both as compared to 2020, primarily reflecting People’s United’s decision to remix the balance sheet with a focus on higher-yielding loan portfolios.
Residential Mortgage Originations by Product
Year ended December 31, 2021 (percent)
People’s United’s loan loss experience within the residential mortgage portfolio continues to be primarily attributable to a small number of loans. The continued performance of the residential mortgage loan portfolio in the future may be adversely impacted by the level and direction of interest rates, consumer preferences and the regional economy.
Home Equity and Other Consumer Lending
People’s United offers home equity lines of credit (“HELOCs”) and home equity loans, and to a lesser extent, other forms of installment and revolving credit loans. At December 31, 2021, 78% of the consumer loan portfolio was to customers located within the New England states. Future growth of People’s United’s home equity and other consumer loan portfolio is highly dependent upon economic conditions, the interest rate environment and competitors’ strategies.

As of December 31 (in millions)	2021	2020
HELOCs	$1,505.7	$1,814.1
Home equity loans	130.1	183.1
Other	79.3	104.2
Total home equity and other consumer	$1,715.1	$2,101.4

Asset Quality
CARES Act
Issued in response to the economic disruption caused by the COVID-19 pandemic, the CARES Act provides financial assistance for businesses and individuals as well as targeted regulatory relief for financial institutions. The following provisions of the CARES Act are significant to People’s United.
Paycheck Protection Program
The CARES Act created a new loan guarantee program known as the PPP, the objective of which is to provide small businesses with financial support to cover payroll and certain other qualifying expenses. Loans made under the PPP are fully guaranteed by the SBA, whose guarantee is backed by the full faith and credit of the United States. PPP loans also afford borrowers forgiveness up to the principal amount of the loan, plus accrued interest, provided the loan proceeds are used to retain workers and maintain payroll or to make certain mortgage interest, lease and utility payments, and certain other criteria are satisfied. The SBA will reimburse PPP lenders for any amount of a PPP loan that is forgiven, and PPP lenders will not be held liable for any representations made by PPP borrowers in connection with their requests for loan forgiveness. As of February 18, 2022, People’s United, as a participating PPP lender, had approved, submitted to the SBA and funded PPP loan requests totaling approximately $3.8 billion, of which approximately $310 million remains outstanding. For regulatory capital purposes, PPP loans are assigned a zero risk-weighting as a result of the related SBA guarantee.
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
As of February 18, 2022, the Company had granted loan forbearance requests representing approximately $7.5 billion of outstanding balances across nearly all of the Company’s loan portfolios, with the most significant activity noted in commercial real estate, commercial and industrial, and equipment financing. Of the loans that were granted a deferral related to COVID-19, approximately 96% have left deferral and made their first full payment. We anticipate that this percentage will increase as the remainder of these loans exit their first deferral.
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
Guidance issued by the OCC requires that loans subject to a borrower’s discharge from personal liability following a Chapter 7 bankruptcy be treated as TDRs, included in non-accrual loans and written down to the estimated collateral value, regardless of delinquency status. Included in TDRs at December 31, 2021 are $29.5 million of such loans. Of this amount, $23.8 million, or 80%, were less than 90 days past due on their payments as of that date.
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
During 2021, we performed 45 loan modifications that were not classified as TDRs. The balances of the loans at the time of the respective modifications totaled $164.6 million. In each case, we concluded that the modification did not result in the granting of a concession based on one or more of the following considerations: (i) the receipt of additional collateral (the nature and amount of which was deemed to serve as adequate compensation for other terms of the restructuring) and/or guarantees; (ii) the borrower having access to funds at a market rate for debt with similar risk characteristics as the restructured debt; and (iii) the restructuring resulting in a delay in payment that is insignificant in relation to the other terms of the obligation. See Note 5 to the Consolidated Financial Statements and Loan Forbearance Initiatives above for additional disclosures relating to TDRs.
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
At December 31, 2021, the loan portfolio included $595.5 million of interest-only residential mortgage loans. People’s United began originating interest-only residential mortgage loans in March 2003. The underwriting guidelines and requirements for such loans are generally more restrictive than those applied to other types of residential mortgage loans. People’s United has not originated interest-only residential mortgage loans that permit negative amortization or optional payment amounts. Amortization of an interest-only residential mortgage loan begins after the initial interest rate changes (e.g. after 5 years for a 5/1 ARM loan). In general, People’s United’s underwriting guidelines for residential mortgage loans require the following: (i) properties must be single-family and owner-occupied primary residences; (ii) lower loan-to-value (“LTV”) ratios (less than 60% on average); (iii) higher credit scores (greater than 700 on average); and (iv) sufficient post-closing reserves.
Updated estimates of property values are obtained from an independent third-party for residential mortgage loans 90 days past due. At December 31, 2021, non-accrual residential mortgage loans totaling $0.2 million had current LTV ratios of more than 100%. At that date, the weighted average LTV ratio and FICO score for the residential mortgage loan portfolio were
61% and 761, respectively.
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

During 2021, the Company repurchased ten residential mortgage loans from GSEs that we had previously sold to the GSEs. The balance of the loans at the time of the repurchase totaled $2.0 million and related fees and expenses incurred totaled $0.1 million. During that same time period, the Company issued 29 investor refunds, totaling $0.1 million, under contractual recourse agreements. Based on the limited number of repurchase requests the Company has historically received, the immaterial cost associated with such repurchase requests and management’s view that this past experience is consistent with our current and near-term estimate of such exposure, the Company has established a reserve for such repurchase requests, which totaled $0.5 million at December 31, 2021.
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
The following table sets forth, as of December 31, 2021, the committed amount of HELOCs scheduled to have the draw period end during the years shown:

December 31, (in millions)	Credit Lines
2022	$298.1
2023	369.9
2024	407.6
2025	406.9
2026	414.9
Later years	1,960.2
Total	$3,857.6
Approximately 88% of our HELOCs are presently in their draw period. Although converted amortizing payment loans represent only a small portion of the portfolio, our default and delinquency statistics indicate a higher level of occurrence for such loans when compared to HELOCs that are still in the draw period.
Delinquency statistics for the HELOC portfolio as of December 31, 2021 are as follows:

	Portfolio Balance	Delinquencies
(dollars in millions)		Amount	Percent
HELOC status:
Still in draw period	$1,450.7	$11.0	0.84%
Amortizing payment	185.1	9.2	4.96

For the three months ended December 31, 2021, 54% of our borrowers with balances outstanding under HELOCs paid only the minimum amount due.
The majority of home equity loans fully amortize over terms ranging from 5 to 20 years. Home equity loans are limited to first or second liens on a borrower’s primary residence. The maximum LTV ratio is 80% on a single-family property, including a condominium, and 70% on a two-family property. Lower LTV ratios are required on larger line amounts.
We are not able, at this time, to develop statistics for the entire home equity portfolio (both HELOCs and home equity loans) with respect to first liens serviced by third parties that have priority over our junior liens, as lien position data has not historically been captured on our loan servicing systems. As of December 31, 2021, full and complete first lien position data was not readily available for 31% of the home equity portfolio. Effective January 2011, we began tracking lien position data for all new originations and our collections department continues to add lien position data once a loan reaches 75 days past due in connection with our updated assessment of combined loan-to-value (“CLTV”) exposure, which takes place for loans 90 days past due. In addition, when we are notified that the holder of a superior lien has commenced a foreclosure action, our home equity account is identified in the collections system for ongoing monitoring of the legal action. As of December 31, 2021, the portion of the home equity portfolio more than 90 days past due with a CLTV greater than 80% was $0.2 million.
As of December 31, 2021, full and complete first lien position data was readily available for 69%, or $1.1 billion, of the home equity portfolio. Of that total, 40%, or $422.9 million, are in a junior lien position. We estimate that of those junior liens, 35%, or $148.0 million, are held or serviced by others.
When the first lien is held by a third party, we can, in some cases, obtain an indication that a first lien is in default through information reported to credit bureaus. However, because more than one mortgage may be reported in a borrower’s credit report and there may not be a corresponding property address associated with reported mortgages, we are often unable to associate a specific first lien with our junior lien. As of December 31, 2021, there were 20 loans totaling $1.4 million for which we have received notification that the holder of a superior lien has commenced foreclosure action. For 16 of the loans (totaling $1.2 million), our second lien position was performing at the time such foreclosure action was commenced. There was no estimated loss related to those 16 loans as of December 31, 2021. It is important to note that the percentage of new home equity originations for which we hold the first lien has increased from approximately 40% in 2009 to approximately 53% as of December 31, 2021.
We believe there are several factors that serve to mitigate the potential risk associated with the limitations on available first lien data. Most importantly, our underwriting guidelines for home equity loans, which have been, and continue to be, consistently applied, generally require the following: (i) properties located within our geographic footprint; (ii) lower LTV ratios; and (iii) higher credit scores. Notwithstanding the maximum LTV ratios and minimum FICO scores discussed previously, actual LTV ratios at origination were less than 60% on average and current FICO scores of our borrowers are greater than 750 on average. In addition, as of December 31, 2021, 97% of the portfolio balance relates to originations that occurred since 2005, which is generally recognized as the peak of the last housing bubble. We believe these factors are a primary reason for the portfolio’s relatively low level of non-accrual loans and net loan charge-offs, both in terms of absolute dollars and as a percentage of average total loans.
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
As of December 31, 2021, the weighted average CLTV ratio and FICO score for the home equity portfolio were 56% and 753, respectively.

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
People’s United’s construction loan portfolio totaled $845.8 million (2% of total loans) at December 31, 2021. The total committed amount at that date, including both the outstanding balance and the unadvanced portion of such loans, was
$1.2 billion. In some cases, a portion of the total committed amount includes an accompanying interest reserve. At December 31, 2021, construction loans totaling $468.3 million had remaining available interest reserves of $22.0 million. At that date, the Company had no construction loans with interest reserves included in non-accrual loans.
Historically, certain economic conditions have resulted in an increase in the number of extension requests for commercial real estate and construction loans, some of which may have included related repayment guarantees. Modifications of commercial real estate loans involving maturity extensions are evaluated according to the Company’s normal underwriting standards and are classified as TDRs if the borrower is experiencing financial difficulty and is afforded a concession by People’s United similar to those discussed previously. People’s United had $8.9 million of restructured construction loans at December 31, 2021.
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
Under the CECL standard, the Company determines the ACL on loans based upon a consideration of its historical portfolio loss experience, current borrower-specific risk characteristics, forecasts of future economic conditions and other relevant factors. The allowance is measured on a collective (pool) basis when similar risk characteristics exist. Loans that do not share common risk characteristics are evaluated on an individual basis and are excluded from the collective evaluation. At December 31, 2021 and 2020, the collective ACL totaled $330.0 million and $404.6 million, respectively, and the specific allocation of the ACL for loans evaluated on an individual basis totaled $13.6 million and $20.5 million, respectively.
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
For a more detailed discussion of the Company’s ACL methodology and related policies, see Note 1 to the Consolidated Financial Statements.

The following table presents the activity in the ACL and ratios:

Years ended December 31 (dollars in millions)	2021	2020	2019	2018	2017
Balance at beginning of period	$425.1	$246.6	$240.4	$234.4	$229.3
CECL transition adjustment	—	72.2	—	—	—
Balance at beginning of period, adjusted	425.1	318.8	240.4	234.4	229.3
Charge-offs:
Commercial:
Commercial real estate	(11.2)	(9.8)	(1.4)	(5.2)	(4.6)
Commercial and industrial	(7.6)	(16.8)	(7.5)	(7.3)	(9.6)
Equipment financing	(29.5)	(25.8)	(18.2)	(13.9)	(7.3)
MW/ABL	—	—	(0.4)	(1.2)	—
Total	(48.3)	(52.4)	(27.5)	(27.6)	(21.5)
Retail:
Residential mortgage	(0.1)	(1.3)	(1.1)	(0.8)	(1.1)
Home equity	(1.0)	(1.6)	(1.8)	(1.6)	(4.2)
Other consumer	(2.0)	(3.6)	(1.1)	(0.9)	(1.1)
Total	(3.1)	(6.5)	(4.0)	(3.3)	(6.4)
Total charge-offs	(51.4)	(58.9)	(31.5)	(30.9)	(27.9)
Recoveries:
Commercial:
Commercial real estate	0.7	0.4	0.5	0.9	0.4
Commercial and industrial	4.7	2.1	1.8	1.5	2.7
Equipment financing	7.0	3.7	3.8	2.4	1.6
MW/ABL	0.4	0.2	0.2	—	0.2
Total	12.8	6.4	6.3	4.8	4.9
Retail:
Residential mortgage	2.1	1.0	1.1	0.6	0.5
Home equity	2.3	0.9	1.7	1.2	1.0
Other consumer	0.9	0.8	0.3	0.3	0.6
Total	5.3	2.7	3.1	2.1	2.1
Total recoveries	18.1	9.1	9.4	6.9	7.0
Net loan charge-offs	(33.3)	(49.8)	(22.1)	(24.0)	(20.9)
Provision for credit losses on loans	(48.2)	156.1	28.3	30.0	26.0
Balance at end of period	$343.6	$425.1	$246.6	$240.4	$234.4

ACL as a percentage of:
Total loans	0.91%	0.97%	0.57%	0.68%	0.72%
Non-accrual loans	119.1	129.1	110.0	110.4	131.4
The provision for credit losses on loans totaled $(48.2) million in 2021, reflecting net loan charge-offs of $33.3 million and an $81.5 million decrease in the ACL. The provision for credit losses on loans in 2021 reflects notable improvements in the economic outlook (e.g. GDP and unemployment) largely attributable to continued COVID-19 vaccine distribution, an easing of social distancing restrictions and further government stimulus. The provision for credit losses on loans totaled $156.1 million in 2020, reflecting net loan charge-offs of $49.8 million and an increase in the ACL resulting from the initial application of the CECL standard and the economic uncertainties brought about by COVID-19, specifically as it related to assumptions regarding GDP and unemployment. The ACL as a percentage of total loans was 0.91% and 0.97% at December 31, 2021 and 2020, respectively. Excluding PPP loans, the ACL as a percentage of total loans was 0.92% at December 31, 2021 and 1.02% at December 31, 2020.

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
The following table summarizes net loan charge-offs (recoveries) by class of loan and total net loan charge-offs to average total loans:

Years ended December 31	2021	2020	2019	2018	2017
Commercial:
Commercial real estate	0.08%	0.07%	0.01%	0.04%	0.04%
Commercial and industrial	0.03	0.14	0.07	0.08	0.10
Equipment financing	0.45	0.45	0.32	0.28	0.17
MW/ABL	(0.01)	(0.01)	0.01	0.08	(0.10)
Retail:
Residential mortgage (1)	(0.03)	—	—	—	0.01
Home equity (2)	(0.07)	0.03	—	0.02	0.15
Other consumer	1.18	2.21	0.70	1.27	1.09
Total portfolio	0.08%	0.11%	0.06%	0.07%	0.07%
(1)Less than 0.01% for the years ended December 31, 2020, 2019 and 2018.
(2)Less than 0.01% for the year ended December 31, 2019.

The following table presents, by class of loan, the allocation of the ACL on loans and the percent of loans in each class to total loans:

	2021		2020		2019		2018		2017
As of December 31 (dollars in millions)	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio	Amount	Percent of Loan Portfolio
Commercial:
Commercial real estate	$81.7	31.6%	$122.9	30.4%	$76.9	33.9%	$79.9	33.1%	$80.6	34.0%
Commercial and industrial	63.9	23.1	79.0	24.5	93.6	19.9	85.5	21.3	80.6	21.4
Equipment financing	52.2	13.6	97.9	11.3	47.4	11.3	44.1	12.3	43.3	12.0
MW/ABL	3.8	8.7	3.8	9.6	—	5.4	—	4.5	—	5.4
Retail:
Residential mortgage	77.6	18.5	66.2	19.4	20.0	23.7	21.8	23.1	20.6	20.9
Home equity	62.5	4.3	52.4	4.6	7.7	5.5	8.4	5.6	8.4	6.2
Other consumer	1.9	0.2	2.9	0.2	1.0	0.3	0.7	0.1	0.9	0.1
Total ACL	$343.6	100.0%	$425.1	100.0%	$246.6	100.0%	$240.4	100.0%	$234.4	100.0%
The allocation of the ACL on loans at December 31, 2021 reflects management’s assessment of credit risk and probable loss within each portfolio. This assessment is based on a variety of internal and external factors including, but not limited to, the likelihood and severity of loss, portfolio growth and related risk characteristics, and current economic conditions. The allocation of a portion of the allowance to one portfolio does not preclude its availability to absorb losses in another portfolio. Management believes that the level of the ACL on loans at December 31, 2021 represents an appropriate estimate of lifetime expected credit losses.
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
All previously accrued but unpaid interest on non-accrual loans is reversed from interest income in the period in which the accrual of interest is discontinued. Interest payments received on non-accrual loans are generally applied as a reduction of principal if future collections are doubtful, although such interest payments may be recognized as income. A loan remains on non-accrual status until the factors that indicated doubtful collectability no longer exist or until a loan is determined to be uncollectible and is charged-off against the ACL. There were no loans past due 90 days or more and still accruing interest at December 31, 2021 or 2020.

People’s United’s non-performing assets are summarized as follows:

As of December 31 (dollars in millions)	2021	2020	2019	2018	2017
Commercial:
Commercial real estate	$104.8	$60.4	$53.8	$46.8	$30.0
Commercial and industrial	43.1	75.4	38.5	54.1	46.2
Equipment financing	83.3	109.3	47.7	44.3	46.5
MW/ABL	0.8	1.0	—	—	—
Total	232.0	246.1	140.0	145.2	122.7
Retail:
Residential mortgage	41.8	62.3	63.3	55.0	38.9
Home equity	14.6	20.5	20.8	16.5	16.1
Other consumer	0.1	0.2	—	1.1	0.7
Total	56.5	83.0	84.1	72.6	55.7
Total non-accrual loans (1)	288.5	329.1	224.1	217.8	178.4
REO (2):
Residential	1.4	3.2	11.9	5.5	7.6
Commercial	—	3.6	7.3	8.7	9.3
Total REO	1.4	6.8	19.2	14.2	16.9
Repossessed assets	3.7	5.7	4.2	3.9	2.5
Total non-performing assets	$293.6	$341.6	$247.5	$235.9	$197.8

Non-accrual loans as a percentage of total loans	0.76%	0.75%	0.51%	0.62%	0.55%
Non-performing assets as a percentage of:
Total loans, REO and repossessed assets	0.78	0.78	0.57	0.67	0.61
Tangible stockholders’ equity and ACL	5.40	6.59	5.03	6.03	5.66
(1)Reported net of government guarantees totaling $2.9 million, $2.5 million, $1.3 million, $1.9 million and $3.1 million at December 31, 2021, 2020, 2019, 2018 and 2017, respectively. These government guarantees relate, almost entirely, to guarantees provided by the SBA as well as selected other Federal agencies and represent the carrying value of the loans that are covered by such guarantees, the extent of which (i.e. full or partial) varies by loan. At December 31, 2021, all of the government guarantees relate to commercial and industrial loans.
(2)Real estate owned.
Total non-performing assets decreased $48.0 million from December 31, 2020 and equaled 0.78% of total loans, REO and repossessed assets at December 31, 2021. The decrease in total non-performing assets from December 31, 2020 primarily reflects decreases of $32.3 million in non-accrual commercial and industrial loans, $26.0 million in non-accrual equipment financing loans and $20.5 million in residential mortgage loans, partially offset by a $44.4 million increase in non-accrual commercial real estate loans. The increase in non-accrual commercial real estate loans primarily relates to four relationships where the borrowers were negatively impacted by the COVID-19 pandemic.
In addition to the non-accrual loans discussed above, People’s United has also identified $1.5 billion in potential problem loans at December 31, 2021. Potential problem loans represent loans that are currently performing, but for which known information about possible credit deterioration on the part of the related borrowers causes management to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms and which may result in the disclosure of such loans as non-performing at some time in the future. The potential problem loans are generally loans that, although performing, have been classified as “substandard” in accordance with People’s United’s loan rating system, which is consistent with guidelines established by banking regulators.
At December 31, 2021, potential problem loans consisted of commercial real estate loans ($787.5 million), equipment financing loans ($362.8 million), commercial and industrial loans ($349.0 million) and MW/ABL loans ($30.8 million). Such loans are closely monitored by management and have remained in performing status for a variety of reasons including, but not limited to, delinquency status, borrower payment history and fair value of the underlying collateral. Management cannot predict the extent to which economic conditions may worsen or whether other factors may adversely impact the ability of these borrowers to make payments. Accordingly, there can be no assurance that potential problem loans will not become 90 days or more past due, be placed on non-accrual status, be restructured, or require additional provisions for loan losses.

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

Funding
People’s United’s primary funding sources are deposits and stockholders’ equity, which represented 95% of total assets at December 31, 2021. Borrowings and notes and debentures also are available sources of funding.
Deposits
People’s United’s commitment to developing full-service relationships with its commercial, retail, business and wealth management customers and expanding its branch network are integral components of People’s United’s strategy to grow market share and continue to increase deposits. People’s United provides customers access to their deposits through 388 branches, including 111 full-service in-store Stop & Shop supermarket branches, 562 ATMs, telephone banking and an Internet banking site.

	2021		2020		2019
As of December 31 (dollars in millions)	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
Non-interest-bearing	$17,941.1	—%	$15,881.7	—%	$9,803.7	—%
Money market	13,890.1	0.13	15,266.1	0.17	11,651.3	0.98
Interest-bearing checking	11,493.7	0.10	9,301.4	0.18	7,941.3	0.84
Total	25,383.8	0.12	24,567.5	0.17	19,592.6	0.92
Savings	6,733.7	0.02	6,029.7	0.04	4,987.7	0.23
Time deposits maturing:
Within 3 months	1,444.2	0.57	1,850.6	1.10	3,984.7	1.90
After 3 but within 6 months	836.7	0.25	1,155.1	0.68	2,659.3	2.12
After 6 months but within 1 year	807.7	0.20	1,464.1	0.75	1,354.8	1.77
After 1 but within 2 years	447.6	0.73	950.8	1.02	816.3	1.82
After 2 but within 3 years	76.2	0.43	165.7	1.75	275.4	2.23
After 3 but within 4 years	50.6	0.67	18.1	0.99	97.8	2.37
After 4 but within 5 years	33.7	0.33	54.4	0.68	17.2	1.09
After 5 years (1)	—	—	—	0.99	—	0.99
Total	3,696.7	0.43	5,658.8	0.92	9,205.5	1.95
Total deposits	$53,755.3	0.09%	$52,137.7	0.19%	$43,589.5	0.85%
(1)Amount totaled less than $0.1 million at both December 31, 2020 and 2019 (none at December 31, 2021).
Deposits equaled 83% of total assets at both December 31, 2021 and 2020. Deposits and stockholders’ equity constituted 95% of People’s United’s funding base at both December 31, 2021 and 2020. At December 31, 2021, People’s United’s network of Stop & Shop branches held $5.4 billion in total deposits and deposits in supermarket branches open for more than one year averaged $49 million per store.
In January 2021, the Bank announced its decision not to renew its agreements with Stop & Shop to operate its in-store branches in Connecticut and New York upon their expiration in 2022. Branch closures are scheduled to take place over several years using a phased approach. In the first quarter of 2021, the Bank reached an agreement with Stop & Shop on the timing of the exit from all New York in-store branch and ATM locations, which began in the third quarter of 2021, with a full exit occurring over the following three quarters.

On August 5, 2021, the Bank announced it had reached an agreement with Stop & Shop to retain 27 in-store branch and corresponding ATM locations in Connecticut slated to close as part of the previously announced decision not to renew existing in-store branch contracts in Connecticut. The locations were strategically selected based on a variety of factors including proximity to nearby traditional branches, transaction volume, customer feedback and input from community leaders. The new agreement does not impact the previously announced exit period for all other Connecticut Stop & Shop branch locations. Closures are scheduled to occur over several years using a phased approach and begin in 2022. Customers of the impacted branch locations will receive a minimum of 90 days’ notice prior to the closure. As of December 31, 2021, People’s United operated 111 Stop & Shop branch locations, 84 in Connecticut and 27 in New York.
Non-interest-bearing deposits are an important source of low-cost funding and fee income for People’s United. In addition, People’s United believes that checking accounts represent one of the core relationships between a financial institution and its customers, and it is from these relationships that cross-selling of other financial services can be achieved.
Non-interest-bearing deposits equaled 33% of total deposits at December 31, 2021 and 30% at December 31, 2020. Time deposits of $250,000 or more totaled $772 million at December 31, 2021, of which $333 million mature within three months, $131 million mature after three months but within six months, $114 million mature after six months but within one year and $194 million mature after one year. Included in total deposits at December 31, 2021 are $1.7 billion of brokered deposits, comprised of money market ($1.6 billion), time ($118 million) and interest-bearing checking ($26 million). See Note 11 to the Consolidated Financial Statements for additional information concerning deposits.
Total Deposits
As of December 31 (dollars in billions)
The following table presents, by rate category, the remaining period to maturity of time deposits outstanding:

	Period to Maturity from December 31, 2021
(in millions)	Within Three Months	Over Three to Six Months	Over Six Months to One Year	Over One to Two Years	Over Two to Three Years	Over Three to Four Years	Over Four to Five Years	Total
0.50% or less	$985.0	$791.5	$764.1	$300.9	$60.8	$17.6	$30.5	$2,950.4
0.51% to 1.00%	251.6	8.8	10.8	56.7	9.9	32.5	3.2	373.5
1.01% to 1.50%	3.5	2.3	16.7	11.5	4.2	0.5	—	38.7
1.51% to 2.00%	57.6	20.2	2.4	0.4	0.2	—	—	80.8
2.01% to 2.50%	35.6	1.4	13.1	4.4	0.1	—	—	54.6
2.51% and greater	110.9	12.5	0.6	73.7	1.0	—	—	198.7
Total	$1,444.2	$836.7	$807.7	$447.6	$76.2	$50.6	$33.7	$3,696.7

Borrowings
People’s United’s primary source for borrowings are advances from the FHLB of Boston, which provides credit for member institutions within its assigned region, and federal funds purchased, which are typically unsecured overnight loans among banks. Customer repurchase agreements primarily consist of transactions with commercial and municipal customers.
At December 31, 2021, the Bank’s total borrowing capacity from (i) the FHLB of Boston for advances and the FRB-NY and (ii) repurchase agreements was $11.8 billion based on the level of qualifying collateral available for these borrowings. In addition, the Bank had unsecured borrowing capacity of $1.0 billion at that date. FHLB advances are secured by the Bank’s investment in FHLB stock and by a security agreement that requires the Bank to maintain, as collateral, sufficient qualifying assets not otherwise pledged (principally single-family residential mortgage loans, home equity lines of credit and loans, and commercial real estate loans).
Total borrowings equaled 1% of total assets at December 31, 2021 compared to 2% at December 31, 2020.

	2021		2020		2019
As of December 31 (dollars in millions)	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
Fixed-rate FHLB advances maturing:
Within 1 month	$—	—%	$—	—%	$3,060.8	1.79%
After 1 month but within 1 year	551.2	0.37	556.9	0.41	44.8	1.79
After 1 but within 2 years	0.5	0.05	1.2	0.50	6.8	2.11
After 2 but within 3 years	—	—	0.5	0.05	1.2	0.51
After 3 but within 4 years	8.5	1.70	—	—	0.6	0.05
After 4 but within 5 years	0.7	0.57	8.6	1.70	—	—
After 5 years	1.7	0.92	2.5	0.83	11.2	1.50
Total FHLB advances	562.6	0.39	569.7	0.43	3,125.4	1.79
Customer repurchase agreements maturing:
Within 1 month	395.2	0.10	452.9	0.14	409.1	0.69
Federal funds purchased maturing:
Within 1 month	—	—	125.0	0.07	1,620.0	1.61
Total borrowings	$957.8	0.27%	$1,147.6	0.28%	$5,154.5	1.64%
Notes and Debentures
Notes and debentures totaled $1.0 billion at both December 31, 2021 and 2020, and equaled 2% of total assets at both dates. See Note 13 to the Consolidated Financial Statements for additional information concerning notes and debentures.

Contractual Cash Obligations and Material Cash Requirements
The following table provides a summary of People’s United’s contractual cash obligations and material cash requirements, other than deposit liabilities. Additional information concerning the Company’s contractual cash obligations is included in Notes 11, 12, 13 and 22 to the Consolidated Financial Statements. Purchase obligations included in the table below represent those agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: (i) fixed or minimum quantities to be purchased; (ii) fixed, minimum or variable price provisions; and (iii) the approximate timing of the transactions. A substantial majority of People’s United’s purchase obligations are renewable on a year-to-year basis. As such, the purchase obligations included in this table only reflect the contractual commitment.

	Payments Due by Period
As of December 31, 2021 (in millions)	Total	Less Than One Year	One to Three Years	Four to Five Years	After Five Years
Borrowings	$957.8	$946.4	$0.5	$9.2	$1.7
Notes and debentures	992.8	499.6	493.2	—	—
Interest payments on fixed-rate borrowings and notes and debentures	62.2	33.4	28.6	0.1	0.1
Operating leases	271.9	55.6	83.0	59.2	74.1
Purchase obligations	140.3	87.0	48.3	5.0	—
Total	$2,425.0	$1,622.0	$653.6	$73.5	$75.9
Future contingent commitments related to limited partnership affordable housing investments, totaling $264.5 million at December 31, 2021, are not included in the table above as the timing of the related capital calls cannot be estimated. Similarly, income tax liabilities totaling $32.4 million, including related interest and penalties, are not included in the table above as the timing of their resolution cannot be estimated. See Note 14 to the Consolidated Financial Statements.
Also not included in the table above are expected future net benefit payments related to the Company’s pension and other postretirement plans that are due as follows: $32.4 million in less than one year; $69.9 million in one to three years; $74.5 million in four to five years; and $198.5 million after five years. See Note 19 to the Consolidated Financial Statements.

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
Asset liquidity is provided by: cash; short-term investments and securities purchased under agreements to resell; proceeds from maturities, principal repayments and sales of securities; and proceeds from scheduled principal collections, prepayments and sales of loans. In addition, certain securities may be used to collateralize borrowings under repurchase agreements. The Consolidated Statements of Cash Flows present data on cash provided by and used in People’s United’s operating, investing and financing activities. At December 31, 2021, People’s United (parent company) liquid assets included $490 million in cash, while the Bank’s liquid assets included $6.6 billion in debt securities available-for-sale and $10.1 billion in cash and cash equivalents. At December 31, 2021, debt securities available-for-sale with a fair value of $3.5 billion and debt securities held-to-maturity with an amortized cost basis of $1.7 billion were pledged as collateral for public deposits and for other purposes.
Liability liquidity is measured by both People’s United’s and the Bank’s ability to obtain deposits and borrowings at cost-effective rates that are diversified with respect to markets and maturities. Deposits, which are considered the most stable source of liability liquidity, totaled $53.8 billion at December 31, 2021 and represented 85% of total funding (the sum of total deposits, total borrowings, notes and debentures, and stockholders’ equity). Borrowings are used to diversify People’s United’s funding mix and to support asset growth. Borrowings and notes and debentures both totaled $1.0 billion at December 31, 2021, each representing approximately 1% of total funding at that date.

The Bank’s current available sources of borrowings include: federal funds purchased, advances from the FRB-NY and the FHLB of Boston, and repurchase agreements. At December 31, 2021, the Bank’s total borrowing capacity from (i) the
FRB-NY and the FHLB of Boston for advances and (ii) repurchase agreements was $11.8 billion based on the level of qualifying collateral available for these borrowings. In addition, the Bank had unsecured borrowing capacity of $1.0 billion at that date.

Earning Asset Mix	Funding Base
$58.9 billion as of December 31, 2021 (percent)	$63.6 billion as of December 31, 2021 (percent)

12
2
1
85
Deposits
Stockholders' Equity
Notes and debentures
Borrowings

At December 31, 2021, the Bank had outstanding commitments to originate loans totaling $1.5 billion and approved, but unused, lines of credit extended to customers totaling $11.8 billion (including $3.3 billion of HELOCs).
The sources of liquidity discussed above are deemed by management to be sufficient to fund outstanding loan commitments and to meet both People’s United’s and the Bank’s other obligations.

Stockholders’ Equity and Dividends
People’s United’s total stockholders’ equity was $7.90 billion at December 31, 2021, a $299.0 million increase from December 31, 2020. This increase primarily reflects: net income in 2021 of $604.9 million, partially offset by (i) common and preferred dividends paid in 2021 totaling $321.9 million and (ii) a $47.6 million increase in accumulated other comprehensive loss (“AOCL”) since December 31, 2020. As a percentage of total assets, stockholders’ equity was 12.2% and 12.1% at December 31, 2021 and 2020, respectively. Tangible common equity as a percentage of tangible assets was 7.8% and 7.5% at December 31, 2021 and December 31, 2020, respectively.
Common dividends declared and paid per common share totaled $0.7275 and $0.7175 for the years ended
December 31, 2021 and 2020, respectively. People’s United’s common dividend payout ratio (common dividends paid as a percentage of net income available to common shareholders) for the years ended December 31, 2021 and 2020 was 52.1% and 148.0%, respectively. On an operating basis, the common dividend payout ratio was 49.0% and 56.9% for the respective periods.
In January 2022, People’s United’s Board of Directors declared a quarterly dividend on its common stock of $0.1825 per common share. The dividend was paid on February 15, 2022 to shareholders of record on February 1, 2022. Also in
January 2022, People’s United’s Board of Directors declared a dividend on its preferred stock, subject to and conditioned upon the effective time of the merger between the Company and M&T not occurring prior to the close of business on March 1, 2022. The dividend is payable on March 15, 2022 to preferred shareholders of record as of March 1, 2022.
The Bank paid cash dividends totaling $437.0 million and $498.0 million in 2021 and 2020, respectively, and
$147.0 million in February 2022, to People’s United (parent company). See Risk Factors - Compliance and Regulatory Risk for a further discussion regarding the Company's and Bank's ability to declare and pay future dividends.

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
The following is a summary of People’s United’s and the Bank’s regulatory capital amounts and ratios under the Basel III capital rules. The minimum capital required amounts are based on the capital conservation buffer of the Basel III capital rules. In connection with the adoption of the Basel III capital rules, both the Company and the Bank elected to opt-out of the requirement to include most components of AOCL in CET 1 capital. At December 31, 2021, People’s United’s and the Bank’s total risk-weighted assets, as defined, both totaled $41.8 billion. For regulatory capital purposes, PPP loans are assigned a zero risk-weighting as a result of the related SBA guarantee on such loans.

	As of December 31, 2021		Minimum Capital Required		Classification as Well-Capitalized
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Capital (1):
People’s United	$5,326.7	8.5%	$2,502.0	4.0%	N/A	N/A
Bank	5,403.6	8.6	2,501.8	4.0	$3,127.2	5.0%
CET 1 Risk-Based Capital (2):
People’s United	5,082.6	12.2	2,925.6	7.0	N/A	N/A
Bank	5,403.6	12.9	2,925.0	7.0	2,716.0	6.5
Tier 1 Risk-Based Capital (3):
People’s United	5,326.7	12.7	3,552.5	8.5	2,507.6	6.0
Bank	5,403.6	12.9	3,551.7	8.5	3,342.8	8.0
Total Risk-Based Capital (4):
People’s United	5,793.3	13.9	4,388.3	10.5	4,179.4	10.0
Bank	5,840.2	14.0	4,387.4	10.5	4,178.5	10.0
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
The following tables set forth the estimated percent change in the Company’s net interest income at risk over one-year simulation periods beginning December 31, 2021 and 2020.

Parallel Shock Rate Change (basis points)	Estimated Percent Change in Net Interest Income
	2021	2020
+300	29.7%	22.6%
+200	20.8	16.0
+100	10.6	8.2
-25	(2.0)	(1.7)

Yield Curve Twist Rate Change (basis points)	Estimated Percent Change in Net Interest Income
	2021	2020
Short End -25	(1.1)%	(1.0)%
Short End +100	7.6	6.1
Long End -25	(0.9)	(0.7)
Long End +100	3.3	2.4
The net interest income at risk simulation results indicate that at both December 31, 2021 and 2020, the Company is asset sensitive over the twelve-month forecast horizon (i.e. net interest income will increase if market rates rise). The asset sensitive position at December 31, 2021 primarily reflects: (i) 100% of the Company’s loan portfolio being funded by less rate-sensitive core deposits; (ii) approximately 50% of the Company’s loan portfolio being comprised of Prime Rate and one-month
LIBOR-based floating-rate loans; and (iii) the repricing of other variable-rate loans, the origination of fixed-rate loans as well as the purchase and reinvestment of securities all over the twelve-month forecast horizon.
The increase in the Company’s asset sensitivity since December 31, 2020 is primarily due to: (i) decreases in residential mortgage and PPP loans; (ii) an increase in interest-bearing deposits at the FRB-NY resulting from continued strong deposit inflows; and (iii) a decline in time deposits and increase in less rate-sensitive liquid deposits; partially offset by security purchases and slower modeled mortgage-backed security and residential mortgage loan prepayment speeds as a result of higher long-end interest rates. Based on the Company’s IRR position at December 31, 2021, an immediate 100 basis point parallel increase in interest rates translates to an approximate $147 million increase in net interest income on an annualized basis.
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

Parallel Shock Rate Change (basis points)	Estimated Percent Change in Economic Value of Equity
	2021	2020
+300	3.6%	11.6%
+200	6.2	13.7
+100	5.5	10.3
-25	(2.3)	(3.9)
The Company’s economic value of equity at risk profile indicates that at December 31, 2021, the Company’s economic value of equity is asset sensitive. The decrease in asset sensitivity since December 31, 2020 primarily reflects: (i) security purchases and (ii) an increase in the duration of both mortgage-backed securities and residential mortgage loans and a decrease in the modeled weighted average life of non-maturity deposits resulting from higher long-end interest rates; partially offset by decreases in residential mortgage and PPP loans and an increase in liquid deposits.
People’s United’s IRR position at December 31, 2021, as set forth in the net interest income at risk and economic value of equity at risk tables above, reflects an asset sensitive net interest income at risk position and an asset sensitive economic value of equity at risk position. From a net interest income perspective, asset sensitivity over the next 12 months is primarily attributable to the effect of the substantial Prime and LIBOR-based loan balances, the funding of all loans primarily by less rate-sensitive deposits and the excess cash on deposit at the FRB-NY. From an economic value of equity perspective, in a rising rate environment, the Company’s assets are less price sensitive than its liabilities due to shorter asset duration; and the optionality embedded in mortgage related assets and non-maturity deposits at various interest rate levels, which serve to create an asset sensitive risk position. Asset sensitivity declines with progressively larger interest rate shocks as mortgage-backed securities and residential mortgage loans extend in duration and, conversely, non-maturity deposit duration shortens. Given the uncertainty of the magnitude, timing and direction of future interest rate movements and the shape of the yield curve, actual results may vary from those predicted by the Company’s models.
Management has established procedures to be followed in the event of an anticipated or actual breach in policy limits. As of December 31, 2021, there were no breaches of the Company’s internal policy limits with respect to either IRR measure. Management utilizes both interest rate measures in the normal course of measuring and managing IRR and believes that each measure is valuable in understanding the Company’s IRR position.
See Risk Factors on page 11 and Note 1 to the Consolidated Financial Statements for further discussions regarding LIBOR.
People’s United uses derivative financial instruments, including interest rate swaps, as components of its market risk management (principally to manage IRR). Certain other derivatives are entered into in connection with transactions with commercial customers. Derivatives are not used for speculative purposes. At December 31, 2021, People’s United used interest rate swaps to manage IRR associated with certain interest-bearing assets and interest-bearing liabilities.
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
The Bank has also entered into two-year and three-year pay fixed/receive floating interest rate swaps to reduce its interest rate exposure by hedging the variability in interest cash flows on certain rolling three-month funding liabilities, which may consist of FHLB advances. The Bank has agreed with the swap counterparty to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated based on an aggregate notional amount of $550 million. The interest rate swaps effectively convert a short-term benchmark interest rate (LIBOR) into a fixed-rate. These swaps are accounted for as cash flow hedges.
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
Certain of People’s United’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of master netting arrangements and posted collateral). There were no derivative instruments with such credit-related contingent features that were in a net liability position at December 31, 2021.

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

Derivative Financial Instruments
The following table summarizes certain information concerning derivative financial instruments utilized by People’s United in its management of IRR and foreign currency risk:

	Interest Rate Swaps		Foreign Exchange Contracts
As of December 31, 2021 (dollars in millions)	Fair Value Hedge	Cash Flow Hedge
Notional principal amounts	$375.0	$550.0	$321.8
Weighted average interest rates:
Pay floating (receive fixed)	LIBOR + 1.265% (4.00%)	N/A	N/A
Pay fixed (receive floating)	N/A	0.53% (0.22%)	N/A
Weighted average remaining term to maturity (in months)	30	8	3
Fair value:
Recognized as an asset	$—	$—	$2.4
Recognized as a liability	—	—	2.6
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

The following table summarizes certain information concerning these interest rate swaps and caps:

	Interest Rate Swaps		Interest Rate Caps
As of December 31, 2021 (dollars in millions)	Commercial Customers	Institutional Counterparties	Commercial Customers	Institutional Counterparties
Notional principal amounts	$8,469.9	$8,478.3	$163.7	$163.7
Weighted average interest rates:
Pay floating (receive fixed)	0.33% (2.30%)	—	N/A	N/A
Pay fixed (receive floating)	—	2.17% (0.34%)	N/A	N/A
Weighted average strike rate	N/A	N/A	3.01%	3.01%
Weighted average remaining term to maturity (in months)	71	71	24	24
Fair value:
Recognized as an asset	$359.7	$24.3	$1.4	$0.3
Recognized as a liability	15.8	75.0	0.3	1.4
See Notes 23 and 24 to the Consolidated Financial Statements for further information relating to derivatives.
Item 8. Financial Statements and Supplementary Data
The information required by this item begins on page 81.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
People’s United’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of People’s United’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that People’s United’s disclosure controls and procedures are effective, as of
December 31, 2021, to ensure that information relating to People’s United, which is required to be disclosed in the reports People’s United files with the SEC under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
During the quarter ended December 31, 2021, there has not been any change in People’s United’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, People’s United’s internal control over financial reporting. People’s United’s Management’s Report on Internal Control Over Financial Reporting appears on page 80 and the related Report of Independent Registered Public Accounting Firm appears on page 84.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table provides summary information about People’s United’s equity compensation plans as of
December 31, 2021:
Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted-average exercise price of outstanding options, warrants and rights (2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a)) (3)

Equity compensation plans approved by security holders	20,383,599	$16.33	15,776,661

Equity compensation plans not approved by security holders	—	n/a	—

Total	20,383,599	$16.33	15,776,661
(1)Consists of the following as of December 31, 2021: 3,050,819 performance shares (assuming maximum performance for each of the performance measures) and 17,332,780 options. There is no exercise event as to performance shares which vest, if at all, following the three-year performance period.
(2)The weighted-average exercise price in column (b) does not take the performance share awards into account.
(3)Of this amount, 214,452 shares are issuable as shares of restricted stock pursuant to the People’s United Financial, Inc. Directors’ Equity Compensation Plan. The remaining 15,562,209 shares are issuable pursuant to the People’s United Financial, Inc. 2014 Long-Term Incentive Plan either in the form of options, stock appreciation rights, shares of restricted stock or performance shares. Information describing these plans appears in Note 20 to the Consolidated Financial Statements.
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
Item 15.    Exhibits and Financial Statement Schedule

(a)(1)	The following consolidated financial statements of People’s United Financial, Inc. and the independent registered public accounting firm report thereon are included herein beginning on page 81:

Consolidated Statements of Condition as of December 31, 2021 and 2020

Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019

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

101.1
The following financial information from People’s United Financial, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 formatted in Inline XBRL: (i) Consolidated Statements of Condition as of December 31, 2021 and 2020; (ii) Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2021, 2020 and 2019; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019; and (vi) Notes to Consolidated Financial Statements.

104	Cover page formatted in Inline XBRL and contained within Exhibit 101.1

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, People’s United Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLE’S UNITED FINANCIAL, INC.

Date: March 1, 2022	By:	/s/ John P. Barnes
John P. Barnes
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of People’s United Financial, Inc. and in the capacities and on the dates indicated.

Date: March 1, 2022	By:	/s/ John P. Barnes
John P. Barnes
Chairman, Chief Executive Officer and
Director (Principal Executive Officer)

Date: March 1, 2022	By:	/s/ R. David Rosato
R. David Rosato
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: March 1, 2022	By:	/s/ Jeffrey A. Hoyt
Jeffrey A. Hoyt
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Date: March 1, 2022	By:	/s/ Collin P. Baron
Collin P. Baron
Director

Date: March 1, 2022	By:	/s/ George P. Carter
George P. Carter
Lead Director

Date: March 1, 2022	By:	/s/ Jane Chwick
Jane Chwick
Director

Date: March 1, 2022	By:	/s/ William F. Cruger, Jr.
William F. Cruger, Jr.
Director

Date: March 1, 2022	By:	/s/ John K. Dwight
John K. Dwight
Director

Date: March 1, 2022	By:	/s/ Jerry Franklin
Jerry Franklin
Director

Date: March 1, 2022	By:	/s/ Janet M. Hansen
Janet M. Hansen
Director

Date: March 1, 2022	By:	/s/ Nancy McAllister
Nancy McAllister
Director

Date: March 1, 2022	By:	/s/ Mark W. Richards
Mark W. Richards
Director

Date: March 1, 2022	By:	/s/ Kirk W. Walters
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
In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management has concluded that People's United Financial, Inc. maintained effective internal control over financial reporting as of December 31, 2021, based on criteria in Internal Control – Integrated Framework (2013) issued by COSO.

/s/ John P. Barnes	/s/ R. David Rosato
John P. Barnes	R. David Rosato
Chairman and Chief Executive Officer	Senior Executive Vice President and Chief Financial Officer

Date: March 1, 2022

People’s United Financial, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
People’s United Financial, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of condition of People's United Financial, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Allowance for credit losses for loans evaluated on a collective basis
As discussed in Note 6 to the consolidated financial statements, the Company’s total allowance for credit losses as of
December 31, 2021 was $343.6 million, of which $330.0 million related to the allowance for credit losses for loans evaluated on a collective basis (the collective ACL). The collective ACL includes the measure of expected credit losses on an aggregate basis through pooling loans that share similar risk characteristics. The Company estimates the collective ACL based upon a consideration of its historical portfolio loss experience, current economic conditions, and forecasts of future economic conditions that affect the collectability of the loan balances. The collective ACL on loans consists of both quantitative and qualitative loss components. The Company estimates the quantitative component by segmenting the loan portfolio into pools of loans with similar risk characteristics and projecting (i) probability-of-default, representing the likelihood that a loan will stop performing/default (PD), (ii) loss-given-default, representing the expected loss rate for loans in default (LGD) and (iii) exposure-at-default (EAD), representing the estimated outstanding principal balance of the loans upon default, adjusted for anticipated prepayments, for each month of a loan’s remaining contractual term. Expected credit losses for the quantitative component are calculated as the product of the PD, LGD and EAD. The Company utilizes a two-year reasonable and supportable forecast period followed by a one-year period over which estimated losses revert on a straight-line basis to average historical loss experience, determined over the historical observation period, for the remaining life of the loan. The measurement of the quantitative component is impacted by loan/borrower attributes, including loan risk ratings for certain loan portfolios, and certain macroeconomic variables derived from an externally-sourced forward-looking economic scenario. The qualitative component of the collective ACL represents adjustments to the quantitative reserves for idiosyncratic risk factors, changes in current economic conditions that may not be reflected in quantitatively-derived results, weightings to multiple economic scenarios based on an assessment of the economic outlook, and other relevant factors.
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
We evaluated the Company’s process to develop the collective ACL estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s collective ACL methodology for compliance with U.S. generally accepted accounting principles
•evaluating judgments made by the Company relative to the assessment and performance testing of the models by comparing them to relevant Company specific metrics and trends and applicable industry and regulatory practices
•testing the conceptual soundness and performance of the models by inspecting the model documentation to determine whether the models are suitable for their intended use
•evaluating the selection of the externally-sourced forward-looking economic scenarios and underlying assumptions by comparing it to the Company’s business environment and relevant industry practices
•evaluating the length of the historical loss observation period, reasonable and supportable forecast period, and reversion to average historical loss experience by comparing to specific portfolio risk characteristics and trends
•determining whether the loan portfolio is segmented by similar risk characteristics by comparing to the Company’s business environment and relevant industry practices
•testing individual loan risk ratings for a selection of loans by evaluating the financial performance of the borrower and underlying collateral
•evaluating the methodology used to develop the qualitative component including (i) determination of potential portfolio adjustments, metrics used to determine such adjustments through assessing the effect of those factors on the collective ACL compared with credit risk factors and consistency with credit trends and (ii) evaluating judgments made by the Company relative to the assigned weightings to each economic scenario.
We also assessed the sufficiency of the audit evidence obtained related to the collective ACL estimate by evaluating the cumulative results of the audit procedures, qualitative aspects of the Company’s accounting practices and potential bias in the accounting estimate.
/s/ KPMG LLP
We have served as the Company’s auditor since 1986.
Stamford, Connecticut
March 1, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
People’s United Financial, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited People's United Financial, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of condition of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2022 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ KPMG LLP
Stamford, Connecticut
March 1, 2022

People’s United Financial, Inc. and Subsidiaries
Consolidated Statements of Condition

As of December 31 (in millions)	2021	2020
Assets
Cash and due from banks	$320.5	$477.3
Short-term investments	10,268.8	3,766.0
Total cash and cash equivalents (note 3)	10,589.3	4,243.3
Securities (note 4):
Debt securities available-for-sale, at fair value	6,644.0	4,925.5
Debt securities held-to-maturity, at amortized cost and net of allowance for credit losses of $1.5 million and $1.6 million (fair value of $4.04 billion and $4.27 billion)	3,841.5	3,993.8
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	264.6	266.6
Equity securities, at fair value	—	5.3
Total securities	10,750.1	9,191.2
Loans held-for-sale (note 5)	8.8	26.5
Loans (notes 5, 6 and 7):
Commercial and industrial	12,052.1	14,982.3
Commercial real estate	11,936.7	13,336.9
Equipment financing	5,143.1	4,930.0
Total Commercial Portfolio	29,131.9	33,249.2
Residential mortgage	7,004.3	8,518.9
Home equity and other consumer	1,715.1	2,101.4
Total Retail Portfolio	8,719.4	10,620.3
Total loans	37,851.3	43,869.5
Less allowance for credit losses on loans	(343.6)	(425.1)
Total loans, net	37,507.7	43,444.4
Goodwill (notes 2 and 8)	2,680.8	2,680.8
Bank-owned life insurance	710.7	711.6
Premises and equipment, net (note 9)	241.8	276.7
Other acquisition-related intangible assets (notes 2 and 8)	127.8	165.1
Other assets (notes 4, 5, 7, 10 and 23)	2,025.4	2,352.2
Total assets	$64,642.4	$63,091.8
Liabilities
Deposits (note 11):
Non-interest-bearing	$17,941.1	$15,881.7
Savings	6,733.7	6,029.7
Interest-bearing checking and money market	25,383.8	24,567.5
Time	3,696.7	5,658.8
Total deposits	53,755.3	52,137.7
Borrowings (note 12):
Federal Home Loan Bank advances	562.6	569.7
Customer repurchase agreements	395.2	452.9
Federal funds purchased	—	125.0
Total borrowings	957.8	1,147.6
Notes and debentures (note 13)	992.8	1,009.6
Other liabilities (notes 7, 10 and 23)	1,034.7	1,194.1
Total liabilities	56,740.6	55,489.0
Commitments and contingencies (notes 7, 14, 22 and 23)
Stockholders’ Equity (notes 2, 15, 18, 19 and 20):
Preferred stock ($0.01 par value; 50.0 million shares authorized; 10.0 million shares issued and outstanding at both dates)	244.1	244.1
Common stock ($0.01 par value; 1.95 billion shares authorized; 536.9 million shares and 533.7 million shares issued)	5.4	5.3
Additional paid-in capital	7,723.3	7,663.6
Retained earnings	1,643.2	1,363.6
Unallocated common stock of Employee Stock Ownership Plan, at cost (5.2 million shares and 5.6 million shares)	(108.4)	(115.6)
Accumulated other comprehensive loss	(136.8)	(89.2)
Treasury stock, at cost (109.0 million shares at both dates)	(1,469.0)	(1,469.0)
Total stockholders’ equity	7,901.8	7,602.8
Total liabilities and stockholders’ equity	$64,642.4	$63,091.8
See accompanying notes to consolidated financial statements.

People’s United Financial, Inc. and Subsidiaries
Consolidated Statements of Income

Years ended December 31 (in millions, except per common share data)	2021	2020	2019
Interest and dividend income:
Commercial and industrial	$431.6	$440.8	$443.6
Commercial real estate	387.1	488.6	556.4
Equipment financing	250.5	263.3	253.8
Residential mortgage	250.3	332.2	329.1
Home equity and other consumer	62.2	86.7	106.1
Total interest on loans	1,381.7	1,611.6	1,689.0
Securities	209.7	195.7	186.5
Short-term investments	9.5	3.4	4.8
Loans held-for-sale	0.4	4.3	0.8
Total interest and dividend income	1,601.3	1,815.0	1,881.1
Interest expense:
Deposits (note 11)	68.7	187.2	356.9
Borrowings (note 12)	4.7	20.2	77.0
Notes and debentures	28.8	31.8	34.9
Total interest expense	102.2	239.2	468.8
Net interest income	1,499.1	1,575.8	1,412.3
Provision for credit losses on loans (note 6)	(48.2)	156.1	28.3
Provision for credit losses on securities (note 4)	(0.1)	(0.3)	—
Net interest income after provisions for credit losses	1,547.4	1,420.0	1,384.0
Non-interest income:
Bank service charges	100.1	97.5	107.5
Investment management fees	83.0	73.2	78.2
Commercial banking lending fees	55.8	50.9	42.7
Operating lease income (note 7)	44.7	49.7	50.8
Cash management fees	37.7	33.4	28.4
Gain on sale of business, net of expenses (note 2)	—	75.9	—
Other non-interest income (notes 2, 4, 5 and 7)	72.3	112.1	123.5
Total non-interest income	393.6	492.7	431.1
Non-interest expense:
Compensation and benefits (notes 19 and 20)	679.6	674.8	646.2
Occupancy and equipment (notes 7 and 9)	196.5	199.0	185.9
Professional and outside services	119.3	113.2	98.2
Amortization of other acquisition-related intangible assets (note 8)	37.0	40.8	32.5
Operating lease expense	29.3	36.4	38.8
Regulatory assessments	28.2	32.7	26.1
Goodwill impairment (note 8)	—	353.0	—
Other non-interest expense	93.9	114.2	135.0
Total non-interest expense	1,183.8	1,564.1	1,162.7
Income before income tax expense	757.2	348.6	652.4
Income tax expense (note 14)	152.3	129.0	132.0
Net income	604.9	219.6	520.4
Preferred stock dividend	14.1	14.1	14.1
Net income available to common shareholders	$590.8	$205.5	$506.3
Earnings per common share (note 17):
Basic	$1.40	$0.49	$1.28
Diluted	1.39	0.49	1.27
See accompanying notes to consolidated financial statements.

People’s United Financial, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

Years ended December 31 (in millions)	2021	2020	2019
Net income	$604.9	$219.6	$520.4
Other comprehensive (loss) income, before tax:
Net actuarial gains and losses on pension and other postretirement plans:
Net actuarial gains (losses) arising during the year	79.8	(15.7)	12.1
Reclassification adjustment for net actuarial loss included in net income	9.0	8.4	8.3
Net actuarial gains (losses)	88.8	(7.3)	20.4
Net unrealized gains and losses on securities available-for-sale:
Net unrealized holding (losses) gains arising during the year	(160.8)	107.8	89.2
Reclassification adjustment for net realized gains included in net income	—	—	(0.1)
Net unrealized (losses) gains	(160.8)	107.8	89.1
Net unrealized gains and losses on securities transferred to held-to-maturity:
Reclassification adjustment for amortization of unrealized losses on securities transferred to held-to-maturity included in net income	4.9	4.7	4.6
Net unrealized gains	4.9	4.7	4.6
Net unrealized gains and losses on derivatives accounted for as cash flow hedges:
Net unrealized gains (losses) arising during the year	1.2	(1.4)	1.9
Reclassification adjustment for net realized losses (gains) included in net income	1.8	(2.0)	1.1
Net unrealized gains (losses)	3.0	(3.4)	3.0
Other comprehensive (loss) income, before tax	(64.1)	101.8	117.1
Deferred income tax benefit (expense) related to other comprehensive (loss) income	16.5	(24.1)	(27.2)
Total other comprehensive (loss) income, net of tax (note 18)	(47.6)	77.7	89.9
Total comprehensive income	$557.3	$297.3	$610.3
See accompanying notes to consolidated financial statements.

People’s United Financial, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

(in millions, except per common share data)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallocated ESOP (1) Common Stock	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2018	$244.1	$4.7	$6,549.3	$1,284.8	$(130.1)	$(256.8)	$(1,162.1)	$6,533.9
Net income	—	—	—	520.4	—	—	—	520.4
Total other comprehensive income, net of tax (note 18)	—	—	—	—	—	89.9	—	89.9
Common stock issued in acquisitions (note 2): BSB Bancorp	—	0.2	324.3	—	—	—	—	324.5
United Financial	—	0.4	720.2	—	—	—	—	720.6
Cash dividends on common stock ($0.7075 per share)	—	—	—	(274.8)	—	—	—	(274.8)
Cash dividends on preferred stock	—	—	—	(14.1)	—	—	—	(14.1)
Restricted stock and performance-based share awards	—	—	16.3	—	—	—	—	16.3
Common stock repurchased (note 15)	—	—	—	—	—	—	(2.5)	(2.5)
ESOP common stock committed to be released (note 19)	—	—	—	(1.5)	7.2	—	—	5.7
Common stock repurchased and retired upon vesting of restricted stock awards (note 20)	—	—	—	(2.0)	—	—	—	(2.0)
Stock options exercised	—	—	29.3	—	—	—	—	29.3
Balance at December 31, 2019	244.1	5.3	7,639.4	1,512.8	(122.9)	(166.9)	(1,164.6)	7,947.2
Net income	—	—	—	219.6	—	—	—	219.6
Total other comprehensive income, net of tax (note 18)	—	—	—	—	—	77.7	—	77.7
Cash dividends on common stock ($0.7175 per share)	—	—	—	(304.1)	—	—	—	(304.1)
Cash dividends on preferred stock	—	—	—	(14.1)	—	—	—	(14.1)
Restricted stock and performance-based share awards	—	—	17.2	—	—	—	—	17.2
Common stock repurchased (note 15)	—	—	—	—	—	—	(304.4)	(304.4)
ESOP common stock committed to be released (note 19)	—	—	—	(3.0)	7.3	—	—	4.3
Common stock repurchased and retired upon vesting of restricted stock awards (note 20)	—	—	—	(1.7)	—	—	—	(1.7)
Stock options exercised	—	—	7.0	—	—	—	—	7.0
Transition adjustment related to adoption of new accounting standard (note 1)	—	—	—	(45.9)	—	—	—	(45.9)
Balance at December 31, 2020	244.1	5.3	7,663.6	1,363.6	(115.6)	(89.2)	(1,469.0)	7,602.8
Net income	—	—	—	604.9	—	—	—	604.9
Total other comprehensive loss, net of tax (note 18)	—	—	—	—	—	(47.6)	—	(47.6)
Cash dividends on common stock ($0.7275 per share)	—	—	—	(307.8)	—	—	—	(307.8)
Cash dividends on preferred stock	—	—	—	(14.1)	—	—	—	(14.1)
Restricted stock and performance-based share awards	—	—	18.0	—	—	—	—	18.0
ESOP common stock committed to be released (note 19)	—	—	—	(1.3)	7.2	—	—	5.9
Common stock repurchased and retired upon vesting of restricted stock awards (note 20)	—	—	—	(2.1)	—	—	—	(2.1)
Stock options exercised	—	0.1	41.7	—	—	—	—	41.8
Balance at December 31, 2021	$244.1	$5.4	$7,723.3	$1,643.2	$(108.4)	$(136.8)	$(1,469.0)	$7,901.8
(1)Employee Stock Ownership Plan
See accompanying notes to consolidated financial statements.

People’s United Financial, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

Years ended December 31 (in millions)	2021	2020	2019
Cash Flows from Operating Activities:
Net income	$604.9	$219.6	$520.4
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for credit losses	(48.3)	155.8	28.3
Depreciation and amortization of premises and equipment	44.0	43.4	41.7
Amortization of other acquisition-related intangible assets	37.0	40.8	32.5
Expense related to operating leases	29.3	36.4	38.8
Expense related to share-based awards	27.6	26.2	24.9
ESOP common stock committed to be released	5.9	4.3	5.7
Deferred income tax expense (benefit)	2.6	(18.7)	14.3
Net gains on sales of loans	—	(15.5)	(0.4)
Net gains on sales of residential mortgage loans held-for-sale	(1.6)	(4.8)	(1.9)
Originations of loans held-for-sale	(47.8)	(213.8)	(180.3)
Proceeds from sales of loans held-for-sale	67.1	703.4	181.9
Excess income tax benefits from stock options exercised	1.0	—	0.3
Net decrease in trading debt securities	—	7.1	1.3
Goodwill impairment	—	353.0	—
Net changes in other assets and other liabilities	494.4	(494.3)	(466.7)
Net cash provided by operating activities	1,216.1	842.9	240.8
Cash Flows from Investing Activities:
Proceeds from sales of equity securities	6.4	2.0	1.6
Proceeds from principal repayments and maturities of debt securities available-for-sale	1,316.9	1,307.5	578.5
Proceeds from sales of debt securities available-for-sale	145.6	—	365.3
Proceeds from principal repayments and maturities of debt securities held-to-maturity	283.7	262.5	158.2
Purchases of debt securities available-for-sale	(3,517.4)	(2,398.9)	(827.8)
Purchases of debt securities held-to-maturity	(162.8)	(406.8)	(257.9)
Net purchases of Federal Reserve Bank stock	(0.8)	(24.6)	(25.2)
Net redemptions of Federal Home Loan Bank stock	2.8	99.0	19.3
Proceeds from sales of loans	54.6	102.1	51.2
Net principal collections (disbursements) of loans	5,968.0	(293.3)	(770.3)
Purchases of loans	(95.0)	(50.3)	(71.2)
Purchases of premises and equipment	(28.6)	(37.1)	(26.5)
Purchases of leased equipment, net	—	(8.7)	(41.2)
Proceeds from sales of real estate owned	8.8	11.7	13.9
Return of premiums on bank-owned life insurance, net	7.4	2.1	2.2
Net cash acquired in acquisitions and dispositions	—	114.8	519.4
Net cash provided by (used in) investing activities	3,989.6	(1,318.0)	(310.5)

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	1,617.6	8,548.2	(117.6)
Net (decrease) increase in borrowings with terms of three months or less	(182.7)	(3,952.0)	647.7
Repayments of borrowings with terms of more than three months	(7.2)	(55.2)	(321.2)
Cash dividends paid on common stock	(307.8)	(304.1)	(274.8)
Cash dividends paid on preferred stock	(14.1)	(14.1)	(14.1)
Repurchases of common stock	(2.1)	(306.1)	(4.5)
Proceeds from stock options exercised	36.6	0.7	24.1
Contingent consideration payments	—	—	(0.9)
Net cash provided by (used in) financing activities	1,140.3	3,917.4	(61.3)
Net increase (decrease) in cash and cash equivalents	6,346.0	3,442.3	(131.0)
Cash and cash equivalents at beginning of year	4,243.3	801.0	932.0
Cash and cash equivalents at end of year	$10,589.3	$4,243.3	$801.0
Supplemental Information:
Interest payments	$102.3	$248.1	$473.4
Income tax payments	89.5	109.7	107.7
Significant non-cash transactions:
Unsettled purchases of securities	45.5	194.8	—
Right-of-use assets obtained in exchange for lessee operating and finance lease liabilities	31.4	22.8	91.7
Real estate properties acquired by foreclosure	3.1	4.8	19.9
Assets (disposed) acquired and liabilities (disposed) assumed in acquisitions and dispositions (note 2):
Non-cash assets, excluding goodwill and other acquisition-related intangibles	—	(18.4)	9,224.7
Liabilities	—	(14.4)	9,120.4
Common stock issued in acquisitions	—	—	1,045.1
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
In response, the Federal government introduced several measures to mitigate the magnitude of the pandemic’s effects. Most notably, on March 27, 2020, The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which provides financial assistance for businesses and individuals as well as targeted regulatory relief for financial institutions, was signed into law. This relief package was subsequently followed by additional government stimulus in the form of The Consolidated Appropriations Act, 2021 in December 2020, The American Rescue Plan in March 2021, The Coronavirus Economic Relief for Transportations Services Program in August 2021 and The Infrastructure Investment and Jobs Act in November 2021. Also in March 2020, the Federal Open Market Committee of the Federal Reserve reduced short-term interest rates by 150 basis points (to near zero) and announced various other initiatives to enhance liquidity and support the flow of credit to households and businesses.
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
The Financial Accounting Standards Board (the “FASB”) issued changes to several accounting standards, some of which govern key aspects of the Company’s financial statements. Most notably, the FASB’s standard on accounting for credit losses (the “CECL standard”), removed from U.S. GAAP the existing “probable” threshold for recognizing credit losses and, instead, utilizes an “expected credit loss” measurement principle. The CECL standard, which was adopted by the Company on
January 1, 2020, is applied in the recognition of credit losses for loans, held-to-maturity securities and other receivables at the time the financial asset is originated or acquired and adjusted each period for changes in expected credit losses. This standard represented a significant change in GAAP and resulted in material changes to the Company’s Consolidated Financial Statements. See Note 4, “Securities,” Note 5, “Loans,” and Note 6, “Allowance for Credit Losses” for more information.
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

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
In connection with the Company's adoption of the CECL standard on January 1, 2020, selected accounting policies related to securities were revised and/or certain accounting policy elections were implemented. These policies are described below.
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
Both FRB-NY stock and Federal Home Loan Bank (“FHLB”) stock are non-marketable equity securities and are, therefore, reported at their respective costs, which equals par value (the amount at which shares have been redeemed in the past). These investments are periodically evaluated for impairment based on, among other things, the capital adequacy of the FRB-NY or the FHLB and their overall financial condition. Equity securities are reported at fair value with gains and losses reported in non-interest income.
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
Loans
As a result of adopting the CECL standard on January 1, 2020, the Company’s prior distinction between the originated loan portfolio and the acquired loan portfolio is no longer necessary. In addition, selected accounting policies related to loans were revised and/or certain accounting policy elections were implemented. These policies are described below.
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

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
All previously accrued but unpaid interest on non-accrual loans is reversed from interest income in the period in which the accrual of interest is discontinued. Interest payments received on non-accrual loans are generally applied as a reduction of principal if future collections are doubtful, although such interest payments may be recognized as income. A loan remains on non-accrual status until the factors that indicated doubtful collectability no longer exist or until a loan is determined to be uncollectible and is charged-off against the ACL. There were no loans past due 90 days or more and still accruing interest at December 31, 2021, 2020 or 2019.
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
The measurement of expected credit losses is impacted by loan/borrower attributes and certain macroeconomic variables derived from an externally-sourced forward-looking economic scenario. Significant loan/borrower attributes utilized in the Company’s quantitative modeling include, among other things: (i) origination date; (ii) maturity date; (iii) payment type; (iv) collateral type and amount; (v) current risk rating (as applicable); (vi) current unpaid balance and commitment utilization rate; and (vii) payment status/delinquency history. Significant macroeconomic variables utilized in the Company’s quantitative modeling include, among other things: (i) U.S. Gross Domestic Product (“GDP”); (ii) selected market interest rates including U.S. Treasury rates, Prime rate, 30-year fixed mortgage rate, BBB corporate bond rate (spread), among others;
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
As noted above, People’s United updated its methodologies with respect to determining the ACL in accordance with adoption of the CECL standard on January 1, 2020. As part of its ongoing assessment of the ACL, People’s United regularly makes refinements to certain underlying assumptions used in its methodologies. However, such refinements did not have a material impact on the ACL or the provision for credit losses on loans as of or for the year ended December 31, 2021.
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
Insurance commissions and fees — The Company’s insurance revenue, which represents commissions earned for performing broker- and agency-related services, has two distinct performance obligations. The first performance obligation is the selling of the policy as an agent for the carrier. This performance obligation is satisfied upon binding of the policy. The second performance obligation is the ongoing servicing of the policy that is satisfied over the life of the policy. For employee benefits, the payment is typically received monthly. For property and casualty, payments can vary but are typically received at, or in advance of, the policy period.
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
The revenue streams noted above represent approximately $276 million (or 70%), approximately $277 million (or 56%) and approximately $288 million (or 67%) of total non-interest income for the years ended December 31, 2021, 2020 and 2019, respectively. Of these amounts in the respective years, approximately 35%, 40% and 40% is allocated to the Commercial Banking operating segment, approximately 35%, 30% and 30% is allocated to the Retail Banking operating segment and approximately 30% in each year is allocated to the Wealth Management operating segment.
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

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
In conducting its 2021 and 2019 goodwill impairment evaluations (as of the annual October 1st evaluation date),
People’s United elected to perform the optional qualitative assessment for all three reporting units. In conducting its 2020 goodwill impairment evaluation, People’s United elected to perform the quantitative impairment test for all three reporting units (see Note 8).
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
New Accounting Standards
Reference Rate Reform
In 2017, the United Kingdom’s Financial Conduct Authority announced that it will cease to compel its panel banks to submit London Interbank Offered Rate (“LIBOR”) rates after December 31, 2021 as a result of the steadily decreasing number of transaction-based borrowing observations between banks in interbank funding markets. As a result, the 1-month, 3-month,
6-month and 12-month U.S. LIBOR settings will cease to exist after June 30, 2023. LIBOR is widely used by the Company as it serves as the primary index rate for approximately 50% of its loan portfolio. As a result of LIBOR cessation, a Company-wide initiative was introduced to assess all applicable loan, deposit and borrowing categories, and develop a comprehensive plan for the transition away from LIBOR. The Company expects to follow recommendations from the Federal Reserve’s Alternative Reference Rates Committee and the ISDA, along with industry-led solutions, in establishing a replacement index, or indices, for LIBOR. To date, the Secured Overnight Financing Rate has been identified as the recommended alternative to U.S. Dollar LIBOR.

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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
In November 2020, the Federal banking agencies issued a statement encouraging banks that enter into new financial contracts prior to December 31, 2021 to utilize a reference rate other than LIBOR or include robust fallback language that specifies a clearly defined alternative reference rate after LIBOR's discontinuation. Separately, the agencies indicated that a bank may use any reference rate for its loans that the bank determines to be appropriate for its funding model and customer needs. People’s United began incorporating recent ISDA-derived LIBOR fallback language in new LIBOR-based interest rate swap transactions effective after January 25, 2021. In preparation for LIBOR cessation in June 2023, the Bank continues its remediation efforts, including necessary upgrades and enhancements to certain Bank systems, to ensure all LIBOR-based contracts contain appropriate fallback language specifying a clearly defined alternative reference rate once LIBOR is discontinued. Accordingly, at this time, People’s United cannot reasonably estimate the potential impact, if any, of reference rate reform on the Company’s Consolidated Financial Statements.
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

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Nonrefundable Fees and Other Costs
In October 2020, the FASB issued guidance clarifying that an entity should amortize any premium on a callable debt security, if applicable, to the next call date, which is the first date when a call option as a specified price becomes exercisable. The guidance became effective on January 1, 2021 for People’s United and did not have a material impact on the Company’s Consolidated Financial Statements.
Financial Statement Presentation
In August 2021, the FASB amended its standards to incorporate recent SEC rule changes into the FASB Codification, including SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. These amendments are effective for fiscal years ending on or after December 15, 2021 (December 31, 2021 for People’s United) and did not have a material impact on the Company’s Consolidated Financial Statements.

NOTE 2 – Acquisitions and Dispositions
Pending Acquisition
On February 22, 2021, People’s United and M&T Bank Corporation (“M&T”) announced that they have entered into a definitive agreement under which M&T will acquire People’s United in an all-stock transaction. Under the terms of the agreement, each share of People’s United common stock will be converted into the right to receive 0.118 shares of M&T common stock. The merger, which has been approved by the boards of directors and shareholders of each company, is expected to close promptly after the parties have satisfied customary closing conditions, including the approval of the Board of Governors of the Federal Reserve System (the “FRB”). Merger-related expenses totaling $22.3 million related to this transaction were recorded during the year ended December 31, 2021.
Branch Consolidation
On January 21, 2021, the Bank announced its decision not to renew its agreements with Stop & Shop to operate
140 in-store branches in Connecticut and New York upon their expiration in 2022. Branch closures are scheduled to take place over several years using a phased approach. In the first quarter of 2021, the Bank reached an agreement with Stop & Shop on the timing of the exit from all New York in-store branch and ATM locations, which began in the third quarter of 2021 with a full exit occurring over the following three quarters.
On August 5, 2021, the Bank announced it had reached an agreement with Stop & Shop to retain 27 in-store branch and corresponding ATM locations in Connecticut slated to close as part of the previously announced decision not to renew existing in-store branch contracts in Connecticut. The new agreement does not impact the previously announced exit period for all other Connecticut Stop & Shop branch locations. Closures are scheduled to occur over several years using a phased approach and begin in 2022. As of December 31, 2021, People’s United operated 111 Stop & Shop branch locations, 84 in Connecticut and 27 in New York. Contract termination costs recorded for the year ended December 31, 2021 totaled $24.2 million.
Dispositions Completed in 2020 and 2019
Sale of People's United Insurance Agency
On November 2, 2020, the Bank completed its sale of People's United Insurance Agency, Inc. (“PUIA”) to AssuredPartners in an all-cash transaction for $120 million. PUIA was a full-service insurance brokerage that provided commercial, personal and employee benefit insurance solutions. The assets sold totaled $58.5 million, consisting of cash and short-term receivables as well as related goodwill ($31.7 million) and other acquisition-related intangible assets (insurance customer relationships totaling $3.2 million). The liabilities sold totaled $14.4 million, consisting of short-term payables and other accrued expenses.
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
VAR Technology Finance
Effective January 2, 2019, the Bank completed its acquisition of VAR Technology Finance (“VAR”), a leasing and financing company headquartered in Mesquite, Texas. The fair value of the consideration transferred in the VAR acquisition consisted of $60.0 million in cash. Merger-related expenses totaling $1.9 million related to this transaction were recorded during the year ended December 31, 2019.

NOTE 3 – Cash and Cash Equivalents
Included in short-term investments are interest-bearing deposits at the FRB-NY, which yielded 0.15% and 0.10% at December 31, 2021 and 2020, respectively, and represent an alternative to overnight federal funds sold.
Short-term investments consist of the following cash equivalents:

As of December 31 (in millions)	2021	2020
Interest-bearing deposits at the FRB-NY	$10,180.8	$3,598.9
Collateral posted for derivative instruments	73.4	151.9
Money market mutual funds	14.1	8.9
Other	0.5	6.3
Total short-term investments	$10,268.8	$3,766.0

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 4 – Securities
The amortized cost, ACL, gross unrealized gains and losses, and fair value of People’s United’s debt securities available-for-sale and debt securities held-to-maturity are as follows:

As of December 31, 2021 (in millions)	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale:
U.S. Treasury and agency	$632.7	$—	$4.0	$—	$636.7
GSE mortgage-backed and CMO securities	6,055.2	—	51.7	(99.6)	6,007.3
Total debt securities available-for-sale	$6,687.9	$—	$55.7	$(99.6)	$6,644.0
Debt securities held-to-maturity:
State and municipal	$2,865.2	$(0.1)	$180.4	$(3.0)	$3,042.5
GSE mortgage-backed securities	893.5	—	15.6	—	909.1
Corporate	82.8	(1.4)	1.7	(0.1)	83.0
Other	1.5	—	—	—	1.5
Total debt securities held-to-maturity	$3,843.0	$(1.5)	$197.7	$(3.1)	$4,036.1

As of December 31, 2020 (in millions)	Amortized Cost	ACL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale:
U.S. Treasury and agency	$529.8	$—	$11.8	$—	$541.6
GSE mortgage-backed and CMO securities	4,274.7	—	110.9	(1.7)	4,383.9
Total debt securities available-for-sale	$4,804.5	$—	$122.7	$(1.7)	$4,925.5
Debt securities held-to-maturity:
State and municipal	$2,824.3	$(0.1)	$236.0	$—	$3,060.2
GSE mortgage-backed securities	1,079.9	—	36.4	—	1,116.3
Corporate	89.7	(1.5)	1.0	(0.2)	89.0
Other	1.5	—	—	—	1.5
Total debt securities held-to-maturity	$3,995.4	$(1.6)	$273.4	$(0.2)	$4,267.0
At December 31, 2021 and 2020, accrued interest receivable associated with (i) debt securities available-for-sale totaling $12.6 million and $10.7 million, respectively, and (ii) debt securities held-to-maturity totaling $31.9 million and $31.5 million, respectively, is reported in other assets in the Consolidated Statements of Condition.
At both December 31, 2021 and 2020, no debt securities held-to-maturity were past due or in non-accrual status. The following table summarizes changes in the ACL on debt securities held-to-maturity for the years ended December 31, 2021 and 2020:

	December 31, 2021			December 31, 2020
(in millions)	Corporate	State and municipal	Total	Corporate	State and municipal	Total
Balance at beginning of period	$1.5	$0.1	$1.6	$—	$—	$—
CECL transition adjustment	—	—	—	1.8	0.1	1.9
Balance at beginning of period, adjusted	1.5	0.1	1.6	1.8	0.1	1.9
Provision charged (credited) to income	(0.1)	—	(0.1)	(0.3)	—	(0.3)
Balance at end of period	$1.4	$0.1	$1.5	$1.5	$0.1	$1.6

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
BBB- or above.
The tables below indicate the credit profile of the Company's debt securities held-to-maturity at amortized cost:

As of December 31, 2021 (in millions)	Investment Grade	Non-Investment Grade	Total
State and municipal	$2,865.0	$0.2	$2,865.2
GSE mortgage-backed securities	893.5	—	893.5
Corporate	77.8	5.0	82.8
Other	1.5	—	1.5
Total	$3,837.8	$5.2	$3,843.0

As of December 31, 2020 (in millions)	Investment Grade	Non-Investment Grade	Total
State and municipal	$2,824.1	$0.2	$2,824.3
GSE mortgage-backed securities	1,079.9	—	1,079.9
Corporate	84.7	5.0	89.7
Other	1.5	—	1.5
Total	$3,990.2	$5.2	$3,995.4
The following tables summarize those debt securities available-for-sale with unrealized losses classified as to the length of time the losses have existed and, for which no ACL has been recognized. Certain unrealized losses totaled less than
$0.1 million.

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months Or Longer		Total
As of December 31, 2021 (in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities available-for-sale:
GSE mortgage-backed and CMO securities	$2,978.3	$(55.2)	$1,120.9	$(44.4)	$4,099.2	$(99.6)
U.S. Treasury and agency	15.1	—	—	—	15.1	—
Total	$2,993.4	$(55.2)	$1,120.9	$(44.4)	$4,114.3	$(99.6)

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months Or Longer		Total
As of December 31, 2020 (in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities available-for-sale:
GSE mortgage-backed and CMO securities	$225.5	$(1.7)	$—	$—	$225.5	$(1.7)
Total	$225.5	$(1.7)	$—	$—	$225.5	$(1.7)
At December 31, 2021, 172 (or approximately 42%) of the 412 debt securities available-for-sale owned by the Company had gross unrealized losses totaling $99.6 million. With respect to those securities with unrealized losses, all of the GSE mortgage-backed and CMO securities had AAA credit ratings and an average contractual maturity of 23 years.

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
At both December 31, 2021 and 2020, no ACL had been recognized on debt securities available-for-sale in an unrealized loss position, as management does not believe any of the securities are impaired due to reasons of credit quality. Rather, the cause of the gross unrealized losses with respect to all of the debt securities is directly related to changes in interest rates. At this time, management does not intend to sell such securities nor is it more likely than not, based upon available evidence, that management will be required to sell such securities prior to recovery. No credit impairment losses were recognized in the Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019.
At December 31, 2021 and 2020, debt securities available-for-sale with fair values of $3.54 billion and $4.93 billion, respectively, and debt securities held-to-maturity with an amortized cost basis of $1.73 billion and $2.08 billion, respectively, were pledged as collateral for public deposits and for other purposes.
The following table is a summary of the amortized cost, fair value and fully taxable equivalent (“FTE”) yield of debt securities as of December 31, 2021, based on remaining period to contractual maturity. Information for GSE mortgage-backed and CMO securities is based on the final contractual maturity dates without considering repayments and prepayments. The FTE yields on state and municipal securities were computed using a 24.6% tax rate.

	Available-for-Sale			Held-to-Maturity
(dollars in millions)	Amortized Cost	Fair Value	FTE Yield	Amortized Cost	Fair Value	FTE Yield
U.S. Treasury and agency:
Within 1 year	$372.3	$374.9	1.36%	$—	$—	—%
After 1 but within 5 years	260.4	261.8	1.34	—	—	—
Total	632.7	636.7	1.35	—	—	—
GSE mortgage-backed and CMO securities:
Within 1 year	17.0	17.0	3.15	43.9	44.2	2.21
After 1 but within 5 years	76.8	80.4	3.11	705.7	716.6	2.45
After 5 but within 10 years	1,448.7	1,458.8	1.96	143.9	148.3	2.23
After 10 years	4,512.7	4,451.1	1.56	—	—	—
Total	6,055.2	6,007.3	1.68	893.5	909.1	2.40
State and municipal:
Within 1 year	—	—	—	43.8	44.3	3.06
After 1 but within 5 years	—	—	—	220.9	228.4	2.84
After 5 but within 10 years	—	—	—	802.6	859.9	3.70
After 10 years	—	—	—	1,797.9	1,909.9	3.45
Total	—	—	—	2,865.2	3,042.5	3.47
Corporate:
Within 1 year	—	—	—	1.0	1.0	2.67
After 1 but within 5 years	—	—	—	11.8	11.8	2.60
After 5 but within 10 years	—	—	—	70.0	70.2	4.66
Total	—	—	—	82.8	83.0	4.34
Other:
After 1 but within 5 years	—	—	—	1.5	1.5	1.75
Total	—	—	—	1.5	1.5	1.75
Total:
Within 1 year	389.3	391.9	1.44	88.7	89.5	2.63
After 1 but within 5 years	337.2	342.2	1.74	939.9	958.3	2.54
After 5 but within 10 years	1,448.7	1,458.8	1.96	1,016.5	1,078.4	3.56
After 10 years	4,512.7	4,451.1	1.56	1,797.9	1,909.9	3.45
Total	$6,687.9	$6,644.0	1.65%	$3,843.0	$4,036.1	3.24%

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
People’s United uses the specific identification method to determine the cost of securities sold and records securities transactions on the trade date. The components of net security gains (losses) are summarized below.

Years ended December 31 (in millions)	2021	2020	2019
Debt securities:
Gains	$2.1	$—	$0.5
Losses	(2.1)	—	(0.4)
Total debt securities	—	—	0.1
Trading debt securities:
Gains (1)	—	—	0.1
Losses	—	—	—
Total trading debt securities	—	—	0.1
Net security gains	$—	$—	$0.2
(1)Gains on trading debt securities totaled less than $0.1 million for the year ended December 31, 2020 (none in 2021).
Equity investments (other than equity method investments) are measured at fair value with changes in fair value recognized in net income. For the years ended December 31, 2021, 2020 and 2019, People’s United recorded unrealized (losses) gains of $(0.3) million, $(1.1) million and $1.5 million relating to the change in fair value of its equity securities during the respective periods (included in other non-interest income in the Consolidated Statements of Income).
The Bank, as a member of the Federal Reserve Bank system, is currently required to purchase and hold shares of capital stock in the FRB-NY (total cost of $229.1 million and $228.4 million at December 31, 2021 and 2020, respectively) in an amount equal to 6% of its capital and surplus. Based on the current capital adequacy and liquidity position of the FRB-NY, management believes there is no impairment in the Company’s investment at December 31, 2021 and the cost of the investment approximates fair value. Dividend income on FRB-NY capital stock totaled $3.4 million, $2.0 million and $3.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The Bank, as a member of the FHLB of Boston, is currently required to purchase and hold shares of capital stock in the FHLB of Boston (total cost of $35.5 million and $38.2 million at December 31, 2021 and 2020, respectively) in an amount equal to its membership base investment plus an activity based investment determined according to the Bank’s level of outstanding FHLB advances. Based on the current capital adequacy and liquidity position of the FHLB of Boston, management believes there is no impairment in the Company’s investment at December 31, 2021 and the cost of the investment approximates fair value. Dividend income on FHLB capital stock totaled $0.6 million, $4.8 million and $7.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 5 – Loans
People’s United has identified two loan portfolio segments, Commercial and Retail, which are comprised of the following loan classes:
•Commercial Portfolio: commercial real estate; commercial and industrial; equipment financing; and MW/ABL.
•Retail Portfolio: residential mortgage; home equity; and other consumer.
The following table summarizes People’s United’s loans by loan portfolio segment and class:

As of December 31 (in millions)	2021	2020
Commercial:
Commercial real estate (1)	$11,936.7	$13,336.9
Commercial and industrial (1)	8,747.6	10,764.1
Equipment financing	5,143.1	4,930.0
MW/ABL	3,304.5	4,218.2
Total Commercial Portfolio	29,131.9	33,249.2
Retail:
Residential mortgage:
Adjustable-rate	4,064.3	5,517.3
Fixed-rate	2,940.0	3,001.6
Total residential mortgage	7,004.3	8,518.9
Home equity and other consumer:
Home equity	1,635.9	1,997.2
Other consumer	79.2	104.2
Total home equity and other consumer	1,715.1	2,101.4
Total Retail Portfolio	8,719.4	10,620.3
Total loans	$37,851.3	$43,869.5
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
Paycheck Protection Program
The CARES Act created a new loan guarantee program known as The Paycheck Protection Program (“PPP”), the objective of which is to provide small businesses with financial support to cover payroll and certain other qualifying expenses. The Consolidated Appropriations Act, 2021, signed into law in December 2020, included additional funding for first and second draws of PPP loans up to March 31, 2021. In March 2021, The PPP Extension Act of 2021 was signed into law, extending the program to May 31, 2021. Loans made under the PPP are fully guaranteed by the Small Business Administration (the “SBA”), whose guarantee is backed by the full faith and credit of the United States. PPP loans also afford borrowers forgiveness up to the principal amount of the loan, plus accrued interest, provided the loan proceeds are used to retain workers and maintain payroll or to make certain mortgage interest, lease and utility payments, and certain other criteria are satisfied. The SBA will reimburse PPP lenders for any amount of a PPP loan that is forgiven, and PPP lenders will not be held liable for any representations made by PPP borrowers in connection with their requests for loan forgiveness. Included in commercial and industrial loans at December 31, 2021 and 2020 are PPP loans totaling $431.5 million and $2.3 billion, respectively, and associated deferred loan fees totaling $14.8 million and $45.9 million, respectively. For regulatory capital purposes, PPP loans are assigned a zero risk-weighting as a result of the related SBA guarantee.

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Net deferred loan costs, which are included in loans by respective class and exclude deferred fees on loans issued under the PPP, totaled $65.3 million at December 31, 2021 and $68.1 million at December 31, 2020. At December 31, 2021 and 2020, accrued interest receivable associated with loans reported in other assets in the Consolidated Statements of Condition totaled $122.7 million and $159.9 million, respectively. The Company wrote off accrued interest receivable attributable to the Commercial ($0.5 million and $1.3 million) and Retail ($0.1 million and $0.2 million) portfolio segments during the years ended December 31, 2021 and 2020, respectively.
At December 31, 2021, 23%, 19% and 18% of the Company’s loans by outstanding principal amount were to customers located within Connecticut, Massachusetts and New York, respectively. Loans to customers located in the New England states as a group represented 53% and 55% of total loans at December 31, 2021 and 2020, respectively. Substantially the entire equipment financing portfolio (94% at both December 31, 2021 and 2020, respectively) was to customers located outside of New England. At December 31, 2021, 29% of the equipment financing portfolio was to customers located in Texas, California and New York, and no other state exposure was greater than 7%. Included in the Commercial portfolio are construction loans totaling $845.8 million and $1.2 billion at December 31, 2021 and 2020, respectively, net of the unadvanced portion of such loans totaling $365.4 million and $508.6 million, respectively.
At December 31, 2021 and 2020, residential mortgage loans included $595.5 million and $866.4 million, respectively, of interest-only loans. People’s United’s underwriting guidelines and requirements for such loans are generally more restrictive than those applied to other types of residential mortgage products. Also included in residential mortgage loans are construction loans totaling $32.9 million and $44.8 million at December 31, 2021 and 2020, respectively, net of the unadvanced portion of such loans totaling $11.9 million and $7.2 million, respectively.
People’s United sells newly-originated residential mortgage loans in the secondary market, without recourse. Net gains on sales of residential mortgage loans (included in other non-interest income in the Consolidated Statements of Income) totaled $1.6 million, $4.8 million and $1.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. Loans held-for-sale at December 31, 2021 and 2020 included newly-originated residential mortgage loans with carrying amounts of $8.8 million and $26.5 million, respectively. At December 31, 2019, loans held-for-sale included $333.7 million of consumer loans and $157.9 million of commercial loans previously acquired in the United Financial acquisition. All of the consumer and commercial loans were sold during the first quarter of 2020, resulting in a gain, net of expenses, of $16.9 million, which is also included in other non-interest income in the Consolidated Statements of Income.

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following tables summarize aging information by class of loan:

		Past Due
As of December 31, 2021 (in millions)	Current	30-89 Days	90 Days or More	Total	Total
Commercial:
Commercial real estate	$11,874.4	$6.7	$55.6	$62.3	$11,936.7
Commercial and industrial	8,717.5	13.4	16.7	30.1	8,747.6
Equipment financing	5,080.0	48.3	14.8	63.1	5,143.1
MW/ABL	3,304.5	—	—	—	3,304.5
Total	28,976.4	68.4	87.1	155.5	29,131.9
Retail:
Residential mortgage	6,959.2	22.2	22.9	45.1	7,004.3
Home equity	1,620.8	8.0	7.1	15.1	1,635.9
Other consumer	78.7	0.4	0.1	0.5	79.2
Total	8,658.7	30.6	30.1	60.7	8,719.4
Total loans	$37,635.1	$99.0	$117.2	$216.2	$37,851.3
Included in the “Current” and “30-89 Days” categories above are early non-performing commercial real estate loans, commercial and industrial loans, equipment financing loans and MW/ABL loans totaling $49.2 million, $29.3 million,
$68.5 million and $0.8 million, respectively, and $26.4 million of retail loans in the process of foreclosure or bankruptcy.
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

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The recorded investment in non-accrual loans, by class of loan and year of origination, is summarized as follows:

	Non-Accrual Loans
As of December 31, 2021 (in millions)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total	Non-Accrual Loans With No ACL
Commercial:
Commercial real estate	$—	$—	$10.9	$24.6	$4.9	$64.2	$—	$0.2	$104.8	$42.9
Commercial and industrial	0.3	0.1	5.3	1.0	4.5	16.5	2.7	12.7	43.1	11.3
Equipment financing	1.3	14.0	21.4	17.3	18.5	10.8	—	—	83.3	2.2
MW/ABL	—	—	—	—	—	—	—	0.8	0.8	—
Total (1)	1.6	14.1	37.6	42.9	27.9	91.5	2.7	13.7	232.0	56.4
Retail:
Residential mortgage	—	0.2	1.8	4.3	1.3	34.2	—	—	41.8	14.8
Home equity	—	0.1	—	0.4	0.1	2.3	—	11.7	14.6	4.8
Other consumer	—	—	0.1	—	—	—	—	—	0.1	—
Total (2)	—	0.3	1.9	4.7	1.4	36.5	—	11.7	56.5	19.6
Total	$1.6	$14.4	$39.5	$47.6	$29.3	$128.0	$2.7	$25.4	$288.5	$76.0

	Non-Accrual Loans
As of December 31, 2020 (in millions)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total	Non-Accrual Loans With No ACL
Commercial:
Commercial real estate	$—	$8.6	$9.7	$2.8	$1.9	$35.4	$0.2	$1.8	$60.4	$10.9
Commercial and industrial	0.2	3.1	2.3	16.2	13.4	17.5	15.5	7.2	75.4	27.8
Equipment financing	16.4	27.4	25.3	25.5	7.8	6.9	—	—	109.3	0.6
MW/ABL	—	—	—	—	—	—	—	1.0	1.0	—
Total (1)	16.6	39.1	37.3	44.5	23.1	59.8	15.7	10.0	246.1	39.3
Retail:
Residential mortgage	—	2.9	3.9	1.8	2.6	51.1	—	—	62.3	28.3
Home equity	—	—	0.4	0.1	0.6	2.8	—	16.6	20.5	7.9
Other consumer	—	0.1	—	0.1	—	—	—	—	0.2	—
Total (2)	—	3.0	4.3	2.0	3.2	53.9	—	16.6	83.0	36.2
Total	$16.6	$42.1	$41.6	$46.5	$26.3	$113.7	$15.7	$26.6	$329.1	$75.5

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

As of December 31 (in millions)	2019
Commercial:
Commercial real estate	$53.8
Commercial and industrial	38.5
Equipment financing	47.7
Total (1)	140.0
Retail:
Residential mortgage	63.3
Home equity	20.8
Other consumer	—
Total (2)	84.1
Total	$224.1
(1)Reported net of government guarantees totaling $2.9 million, $2.5 million and $1.3 million at December 31, 2021, 2020 and 2019, respectively. These government guarantees relate, almost entirely, to guarantees provided by the SBA as well as selected other Federal agencies and represent the carrying value of the loans that are covered by such guarantees, the extent of which (i.e. full or partial) varies by loan. At December 31, 2021, 100% of the government guarantees relate to commercial and industrial loans.
(2)Includes $12.3 million, $23.6 million and $17.0 million of loans in the process of foreclosure at December 31, 2021, 2020 and 2019, respectively.
Interest income recognized on non-accrual loans totaled $2.0 million, $4.1 million and $2.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.
At December 31, 2021 and 2020, the Company had collateral dependent commercial loans totaling $79.8 million and $71.1 million, respectively, and collateral dependent residential mortgage and home equity loans totaling $21.0 million and $37.8 million, respectively. The Company's collateral dependent loans primarily relate to loans in the commercial and industrial, commercial real estate and residential mortgage portfolios. The extent to which collateral secures such loans is greatest within the residential mortgage portfolio.
At December 31, 2021 and 2020, People’s United’s recorded investment in loans classified as TDRs totaled $303.2 million and $196.9 million, respectively, and the related ACL was $18.4 million and $12.0 million at the respective dates. Interest income recognized on TDRs totaled $6.1 million, $4.6 million and $5.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. Fundings under commitments to lend additional amounts to borrowers with loans classified as TDRs were immaterial for the years ended December 31, 2021, 2020 and 2019. Loans that were modified and classified as TDRs during 2021 principally involve reduced payment and/or payment deferral, extension of term (generally no more than three years for commercial loans and ten years for retail loans) and/or a temporary reduction of interest rate (generally less than 200 basis points).

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following tables summarize, by class of loan, the recorded investments in loans modified as TDRs during the years ended December 31, 2021 and 2020. For purposes of this disclosure, recorded investments represent amounts immediately prior to and subsequent to the restructuring.

	Year ended December 31, 2021
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial:
Commercial real estate (1)	18	$74.1	$74.1
Commercial and industrial (2)	25	26.7	26.7
Equipment financing (3)	19	3.8	3.8
MW/ABL (4)	2	3.0	3.0
Total	64	107.6	107.6
Retail:
Residential mortgage (5)	55	17.0	17.0
Home equity (6)	69	4.8	4.8
Other consumer	—	—	—
Total	124	21.8	21.8
Total	188	$129.4	$129.4
(1)Represents the following concessions: extension of term (10 contracts; recorded investment of $14.9 million); reduced payment and/or payment deferral (4 contracts; recorded investment of $37.8 million); or a combination of concessions
(4 contracts; recorded investment of $21.4 million).
(2)Represents the following concessions: extension of term (18 contracts; recorded investment of $16.8 million); reduced payment and/or payment deferral (2 contracts; recorded investment of $4.6 million); or a combination of concessions
(5 contracts; recorded investment of $5.3 million).
(3)Represents the following concessions: extension of term (11 contracts; recorded investment of $0.9 million); reduced payment and/or payment deferral (2 contracts; recorded investment of $1.5 million); or a combination of concessions
(6 contracts; recorded investment of $1.4 million).
(4)Represents the following concessions: extension of term (2 contracts; recorded investment of $3.0 million).
(5)Represents the following concessions: loans restructured through bankruptcy (12 contracts; recorded investment of $1.8 million); extension of term (1 contract; recorded investment of $2.0 million); reduced payment and/or payment deferral (29 contracts; recorded investment of $8.6 million); or a combination of concessions (13 contracts; recorded investment of $4.6 million).
(6)Represents the following concessions: loans restructured through bankruptcy (13 contracts; recorded investment of $1.4 million); extension of term (4 contracts; recorded investment of $0.2 million); reduced payment and/or payment deferral (13 contracts; recorded investment of $0.8 million); or a combination of concessions (39 contracts; recorded investment of $2.4 million).

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

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following is a summary, by class of loan, of information related to TDRs completed within the previous 12 months that subsequently defaulted during the years ended December 31, 2021 and 2020. For purposes of this disclosure, the previous 12 months is measured from January 1 of the respective prior year and a default represents a previously-modified loan that became past due 30 days or more during 2021 or 2020.

	2021		2020
Years ended December 31 (dollars in millions)	Number of Contracts	Recorded Investment as of Period End	Number of Contracts	Recorded Investment as of Period End
Commercial:
Commercial real estate	—	$—	2	$1.5
Commercial and industrial	1	1.2	8	4.7
Equipment financing	8	0.3	9	1.7
MW/ABL	—	—	—	—
Total	9	1.5	19	7.9
Retail:
Residential mortgage	6	2.8	2	0.1
Home equity	8	0.4	—	—
Other consumer	—	—	—	—
Total	14	3.2	2	0.1
Total	23	$4.7	21	$8.0
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

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following tables present Commercial loan risk ratings, by class of loan and year of origination:

As of December 31, 2021 (in millions)	2021	2020	2019	2018	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial real estate:
Pass	$508.3	$916.4	$1,701.0	$1,177.7	$968.2	$4,796.2	$136.1	$32.9	$10,236.8
Special Mention	18.4	73.8	124.1	129.7	118.4	342.7	—	0.4	807.5
Substandard	3.3	11.3	112.5	149.7	106.6	506.2	1.5	0.2	891.3
Doubtful	—	—	—	0.1	—	1.0	—	—	1.1
Total	$530.0	$1,001.5	$1,937.6	$1,457.2	$1,193.2	$5,646.1	$137.6	$33.5	$11,936.7

Commercial and industrial:
Pass	$1,646.7	$656.3	$834.3	$538.7	$445.9	$1,517.6	$2,475.4	$47.0	$8,161.9
Special Mention	2.2	2.9	19.3	10.9	41.5	81.6	24.7	8.4	191.5
Substandard	11.0	17.5	40.7	30.5	85.7	134.5	54.6	18.9	393.4
Doubtful	—	—	0.3	—	—	0.5	—	—	0.8
Total	$1,659.9	$676.7	$894.6	$580.1	$573.1	$1,734.2	$2,554.7	$74.3	$8,747.6

Equipment financing:
Pass	$2,005.1	$1,151.2	$847.7	$390.6	$157.7	$78.5	$—	$—	$4,630.8
Special Mention	27.5	8.4	14.4	5.9	8.0	2.5	—	—	66.7
Substandard	150.6	110.7	94.4	48.4	27.1	14.4	—	—	445.6
Doubtful	—	—	—	—	—	—	—	—	—
Total	$2,183.2	$1,270.3	$956.5	$444.9	$192.8	$95.4	$—	$—	$5,143.1

MW/ABL:
Pass	$44.7	$13.8	$15.0	$10.2	$3.1	$25.7	$3,147.8	$—	$3,260.3
Special Mention	—	—	—	—	—	—	12.6	—	12.6
Substandard	—	—	—	—	—	—	30.8	0.8	31.6
Doubtful	—	—	—	—	—	—	—	—	—
Total	$44.7	$13.8	$15.0	$10.2	$3.1	$25.7	$3,191.2	$0.8	$3,304.5

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

As of December 31, 2020 (in millions)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial real estate:
Pass	$848.5	$1,743.2	$1,490.4	$1,397.8	$1,274.2	$5,039.3	$165.8	$19.7	$11,978.9
Special Mention	28.5	72.9	225.6	131.2	58.9	362.7	0.5	—	880.3
Substandard	12.0	26.7	63.3	51.9	63.2	252.7	2.8	4.2	476.8
Doubtful	—	—	—	—	—	0.9	—	—	0.9
Total	$889.0	$1,842.8	$1,779.3	$1,580.9	$1,396.3	$5,655.6	$169.1	$23.9	$13,336.9

Commercial and industrial:
Pass	$2,952.8	$1,236.9	$821.9	$527.1	$487.2	$1,588.5	$1,949.1	$77.4	$9,640.9
Special Mention	113.9	41.7	46.4	120.3	57.1	122.1	80.8	6.3	588.6
Substandard	27.0	86.3	84.2	47.6	29.8	141.2	97.7	18.4	532.2
Doubtful	—	—	—	—	0.8	1.5	—	0.1	2.4
Total	$3,093.7	$1,364.9	$952.5	$695.0	$574.9	$1,853.3	$2,127.6	$102.2	$10,764.1

Equipment financing:
Pass	$1,703.3	$1,358.7	$727.2	$362.1	$155.5	$67.1	$—	$—	$4,373.9
Special Mention	20.5	27.5	16.7	7.3	4.2	1.5	—	—	77.7
Substandard	169.9	137.5	87.7	49.8	17.9	15.6	—	—	478.4
Doubtful	—	—	—	—	—	—	—	—	—
Total	$1,893.7	$1,523.7	$831.6	$419.2	$177.6	$84.2	$—	$—	$4,930.0

MW/ABL:
Pass	$99.4	$18.6	$18.3	$8.8	$14.1	$19.6	$3,994.3	$—	$4,173.1
Special Mention	—	6.9	—	—	—	—	20.5	—	27.4
Substandard	—	1.7	—	—	—	—	15.0	1.0	17.7
Doubtful	—	—	—	—	—	—	—	—	—
Total	$99.4	$27.2	$18.3	$8.8	$14.1	$19.6	$4,029.8	$1.0	$4,218.2
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
The following tables present Retail loan risk classifications, by class of loan and year of origination:

As of December 31, 2021 (in millions)	2021	2020	2019	2018	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Residential mortgage:
Low Risk	$753.4	$643.0	$277.0	$208.8	$321.4	$1,922.9	$—	$—	$4,126.5
Moderate Risk	567.1	602.8	243.7	215.6	253.3	463.1	—	—	2,345.6
High Risk	62.0	53.5	36.8	56.3	73.3	250.3	—	—	532.2
Total	$1,382.5	$1,299.3	$557.5	$480.7	$648.0	$2,636.3	$—	$—	$7,004.3

Home equity:
Low Risk	$2.4	$2.4	$8.2	$24.2	$22.7	$29.2	$538.1	$44.4	$671.6
Moderate Risk	0.7	0.8	4.1	12.0	11.6	15.5	416.4	43.3	504.4
High Risk	0.4	0.6	9.4	8.9	5.4	13.6	308.4	113.2	459.9
Total	$3.5	$3.8	$21.7	$45.1	$39.7	$58.3	$1,262.9	$200.9	$1,635.9

Other consumer:
Low Risk	$1.2	$0.5	$1.4	$1.3	$0.8	$2.6	$18.0	$1.2	$27.0
Moderate Risk	—	—	—	—	—	—	4.0	0.1	4.1
High Risk	4.7	2.4	11.8	7.0	0.7	5.1	15.5	0.9	48.1
Total	$5.9	$2.9	$13.2	$8.3	$1.5	$7.7	$37.5	$2.2	$79.2

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

As of December 31, 2020 (in millions)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Residential mortgage:
Low Risk	$609.5	$349.1	$338.3	$504.0	$1,004.6	$1,793.8	$—	$—	$4,599.3
Moderate Risk	752.5	456.8	443.9	517.5	520.2	519.8	—	—	3,210.7
High Risk	81.2	60.4	95.0	109.6	86.6	276.1	—	—	708.9
Total	$1,443.2	$866.3	$877.2	$1,131.1	$1,611.4	$2,589.7	$—	$—	$8,518.9

Home equity:
Low Risk	$1.9	$7.4	$21.1	$24.6	$10.7	$25.8	$580.0	$42.9	$714.4
Moderate Risk	0.6	3.7	9.2	12.2	6.6	13.4	520.0	45.3	611.0
High Risk	2.8	21.8	38.1	22.0	7.5	18.8	415.7	145.1	671.8
Total	$5.3	$32.9	$68.4	$58.8	$24.8	$58.0	$1,515.7	$233.3	$1,997.2

Other consumer:
Low Risk	$0.9	$1.7	$1.7	$0.9	$0.4	$2.7	$11.4	$0.1	$19.8
Moderate Risk	—	—	—	—	—	0.1	4.8	0.1	5.0
High Risk	5.5	27.3	17.9	2.3	1.0	8.5	16.8	0.1	79.4
Total	$6.4	$29.0	$19.6	$3.2	$1.4	$11.3	$33.0	$0.3	$104.2
The following table is a summary of revolving loans that converted to term during the years ended December 31, 2021 and 2020:

Years ended December 31 (in millions)	2021	2020
Commercial:
Commercial real estate	$15.3	$1.4
Commercial and industrial	25.1	53.3
Equipment financing	—	—
MW/ABL	—	—
Total	40.4	54.7
Retail:
Residential mortgage	—	—
Home equity	39.3	37.1
Other consumer	1.2	0.1
Total	40.5	37.2
Total	$80.9	$91.9

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 6 – Allowance for Credit Losses
Allowance for Credit Losses – Loans
At December 31, 2021 and 2020, the collective ACL totaled $330.0 million and $404.6 million, respectively, and the specific allocations of the ACL for loans evaluated on an individual basis totaled $13.6 million and $20.5 million, respectively. The increase in the ACL in 2020 primarily reflects the initial application of the CECL standard and the economic uncertainties brought about by COVID-19, specifically as it relates to assumptions regarding GDP and unemployment.
The following table presents a summary, by loan portfolio segment, of activity in the ACL for the years ended December 31, 2021, 2020 and 2019:

	2021			2020			2019
Years ended December 31 (in millions)	Commercial	Retail	Total	Commercial	Retail	Total	Commercial	Retail	Total
Balance at beginning of period	$303.6	$121.5	$425.1	$217.9	$28.7	$246.6	$209.5	$30.9	$240.4
CECL transition adjustment	—	—	—	(17.3)	89.5	72.2	—	—	—
Balance at beginning of period, adjusted	303.6	121.5	425.1	200.6	118.2	318.8	209.5	30.9	240.4
Charge-offs	(48.3)	(3.1)	(51.4)	(52.4)	(6.5)	(58.9)	(27.5)	(4.0)	(31.5)
Recoveries	12.8	5.3	18.1	6.4	2.7	9.1	6.3	3.1	9.4
Net loan charge-offs	(35.5)	2.2	(33.3)	(46.0)	(3.8)	(49.8)	(21.2)	(0.9)	(22.1)
Provision for credit losses on loans	(66.5)	18.3	(48.2)	149.0	7.1	156.1	29.6	(1.3)	28.3
Balance at end of period	$201.6	$142.0	$343.6	$303.6	$121.5	$425.1	$217.9	$28.7	$246.6
Allowance for Credit Losses – Off-Balance-Sheet Credit Exposures
The following table summarizes changes in the ACL on off-balance-sheet credit exposures for the years ended December 31, 2021, 2020 and 2019:

Years ended December 31 (in millions)	2021	2020	2019
Balance at beginning of period	$26.9	$5.6	$2.7
CECL transition adjustment	—	14.5	—
Balance at beginning of period, adjusted	26.9	20.1	2.7
Provision charged (credited) to income	1.5	6.8	2.9
Balance at end of period	$28.4	$26.9	$5.6

NOTE 7 – Leases
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
The composition of the Company’s total net investment in lease financing receivables included within equipment financing loans in the Consolidated Statements of Condition was as follows:

As of December 31 (in millions)	2021	2020
Lease payments receivable	$1,368.3	$1,418.4
Estimated residual value of leased assets	130.1	132.7
Gross investment in lease financing receivables	1,498.4	1,551.1
Plus: Deferred origination costs	10.2	11.6
Less: Unearned income	(140.4)	(150.7)
Total net investment in lease financing receivables	$1,368.2	$1,412.0
The contractual maturities of the Company's lease financing receivables were as follows:

(in millions)	December 31, 2021
2022	$532.9
2023	402.6
2024	292.0
2025	172.3
2026	83.0
Later years	15.6
Total	$1,498.4
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
The following table summarizes People's United's total lease income for the years ended December 31, 2021, 2020 and 2019:

Years ended December 31 (in millions)	2021	2020	2019
Lease financing receivables	$66.3	$69.0	$66.7
Operating leases	44.7	49.7	50.8
Total lease income	$111.0	$118.7	$117.5
Lessee Arrangements
Substantially all of the Company’s lessee arrangements represent non-cancelable operating leases for real estate (primarily branch locations) and office equipment with terms extending through 2054. Under these arrangements, People's United records right-of-use (“ROU”) assets and corresponding lease liabilities at lease commencement. Lease liabilities are recognized based on the present value of the remaining lease payments and discounted using the Company’s incremental borrowing rate for borrowings of similar term. ROU assets initially equal the related lease liability, adjusted for any lease payments made prior to the lease commencement and any lease incentives. Portions of certain properties are subleased for terms extending through 2038.

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
The following tables provide the components of lease cost and supplemental information:

Years ended December 31 (in millions)	2021	2020	2019
Operating lease cost	$63.0	$65.1	$61.6
Variable lease cost	9.8	10.0	8.6
Finance lease cost	0.3	0.3	0.1
Sublease income	(2.2)	(1.9)	(1.4)
Net lease cost	$70.9	$73.5	$68.9

As of December 31 (dollars in millions)	2021	2020
Lease ROU assets:
Operating lease	$210.6	$234.9
Finance lease	2.1	2.3
Lease liabilities:
Operating lease	242.0	270.4
Finance lease	4.5	4.9
Weighted-average discount rate:
Operating leases	2.86%	3.08%
Finance leases	2.59	2.59
Weighted-average remaining lease term (in years):
Operating leases	7.2	7.6
Finance leases	10.3	11.2

Years ended December 31 (dollars in millions)	2021	2020	2019
Cash payments included in the measurement of lease liabilities:
Reported in operating cash from operating leases	$68.6	$66.6	$61.7
Reported in financing cash from finance leases	0.1	0.1	0.1
ROU assets obtained in exchange for lessee:
Operating lease liabilities	31.4	22.8	89.1
Finance lease liabilities	—	—	2.6

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The contractual maturities of the Company's lease liabilities as of December 31, 2021 were as follows:

(in millions)	Operating Leases	Finance Leases
2022	$55.6	$0.5
2023	44.2	0.5
2024	38.8	0.5
2025	34.7	0.5
2026	24.5	0.5
Later years	74.1	2.6
Total lease payments	271.9	5.1
Less: Interest	(29.9)	(0.6)
Total lease liabilities	$242.0	$4.5
In the third quarter of 2021, the Company completed two sale-leaseback transactions on properties located in
Connecticut and New York. In the fourth quarter of 2019, the Company completed a sale-leaseback transaction on a property located in Vermont. These transactions resulted in net gains of $3.9 million and $3.3 million, respectively, and are included in other non-interest income in the Consolidated Statements of Income.

NOTE 8 – Goodwill and Other Acquisition-Related Intangible Assets
Goodwill
Changes in the carrying amount of People’s United’s goodwill are summarized as follows:

	Operating Segment
(in millions)	Commercial Banking	Retail Banking	Wealth Management	Total
Balance at December 31, 2019	$1,966.1	$1,010.9	$88.5	$3,065.5
Sale of PUIA (1)	—	—	(31.7)	(31.7)
Goodwill impairment	—	(353.0)	—	(353.0)
Balance at December 31, 2020	1,966.1	657.9	56.8	2,680.8
Balance at December 31, 2021	$1,966.1	$657.9	$56.8	$2,680.8
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
For purposes of its October 1, 2021 goodwill impairment assessment the Company elected to perform a qualitative assessment for all three reporting units. This assessment considered several developments since the date of its 2020 annual impairment assessment, including: (i) a significant increase in the Company’s stock price; (ii) the financial performance of the reporting units relative to both the Company’s 2021 operating budget and the 2021 projections included in the discounted cash flow analysis prepared in connection with the 2020 annual impairment assessment; and (iii) the implicit value of the Company as supported by the M&T purchase price.
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
All of People’s United’s tax deductible goodwill was created in transactions in which the Company purchased the assets of the target (as opposed to purchasing the issued and outstanding stock of the target). At December 31, 2021 and 2020, tax deductible goodwill totaled $103.4 million and $113.6 million, respectively.
Other Acquisition-Related Intangible Assets
The following is a summary of People’s United’s other acquisition-related intangible assets:

	2021			2020
As of December 31 (in millions)	Gross Amount	Accumulated Amortization	Carrying Amount	Gross Amount	Accumulated Amortization	Carrying Amount
Core deposit intangible	$303.9	$230.9	$73.0	$303.9	$206.3	$97.6
Trade name intangible	123.9	85.5	38.4	123.9	79.6	44.3
Client relationships	24.4	10.5	13.9	24.4	8.4	16.0
Trust relationships	42.7	40.2	2.5	42.7	37.6	5.1
Insurance relationships	38.1	38.1	—	38.1	38.1	—
Favorable lease agreements	2.9	2.9	—	2.9	0.9	2.0
Non-compete agreements	0.6	0.6	—	0.6	0.5	0.1
Total other acquisition-related intangible assets	$536.5	$408.7	$127.8	$536.5	$371.4	$165.1
Other acquisition-related intangible assets subject to amortization have an original weighted-average amortization period of 12 years. Amortization expense of other acquisition-related intangible assets totaled $37.0 million, $40.8 million and $32.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. Scheduled amortization expense attributable to other acquisition-related intangible assets for each of the next five years is as follows: $30.9 million in 2022; $23.2 million in 2023; $19.5 million in 2024; $16.7 million in 2025; and $13.8 million in 2026.

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
In the fourth quarter of 2020, People's United recorded a complete write-down of the insurance customer relationships intangible asset ($3.2 million) as a result of its sale of PUIA. This charge is included in non-interest income (as a component of the net gain on sale) in the Consolidated Statements of Income. In the fourth quarter of 2019, People's United recorded a complete write-down of the mutual fund management contract intangible asset ($16.5 million) stemming from the liquidation of the Company's public mutual funds. The charge is included in other non-interest expense in the Consolidated Statements of Income. Also in the fourth quarter of 2019, People's United recorded partial write-downs of the trade name and trust relationship intangible assets ($1.9 million and $1.0 million, respectively) as a result of the sale of eight branches in central Maine. The charge is included in other non-interest income (as a component of the net gain on sale) in the Consolidated Statements of Income. Other than as described above, there were no impairment losses relating to goodwill or other acquisition-related intangible assets recorded in the Consolidated Statements of Income during the years ended
December 31, 2021, 2020 and 2019.

NOTE 9 – Premises and Equipment
The components of premises and equipment are summarized below:

As of December 31 (in millions)	2021	2020
Land	$48.0	$51.1
Buildings	303.5	313.6
Leasehold improvements	166.5	169.6
Furniture and equipment	280.7	277.3
Total	798.7	811.6
Less: Accumulated depreciation and amortization	556.9	534.9
Total premises and equipment, net	$241.8	$276.7
Depreciation and amortization expense included in occupancy and equipment expense in the Consolidated Statements of Income totaled $44.0 million, $43.4 million and $41.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 10 – Other Assets and Other Liabilities
The components of other assets are as follows:

As of December 31 (in millions)	2021	2020
Affordable housing investments (note 14)	$588.3	$460.8
Fair value of derivative financial instruments (notes 21 and 23)	388.1	800.3
Funded status of defined benefit pension plans (note 19)	256.4	141.2
Lease ROU assets (note 7)	212.7	237.2
Accrued interest receivable (notes 4 and 5)	167.2	202.2
Leased equipment	118.3	163.7
Assets held in trust for supplemental retirement plans (note 19)	94.5	56.9
Net deferred tax asset (note 14)	63.5	45.8
Economic development investments	33.8	29.1
Other prepaid expenses	26.5	32.7
Current income tax receivable (note 14)	18.6	44.7
Investment in joint venture	14.4	14.7
Loan disbursements in process	7.1	68.0
Mortgage servicing rights	4.3	4.8
Repossessed assets	3.7	5.7
REO:
Residential	1.4	3.2
Commercial	—	3.6
Other	26.6	37.6
Total other assets	$2,025.4	$2,352.2
The components of other liabilities are as follows:

As of December 31 (in millions)	2021	2020
Future contingent commitments for affordable housing investments (note 14)	$264.5	$182.4
Lease liabilities (note 7)	246.5	275.3
Fair value of derivative financial instruments (notes 21 and 23)	95.3	170.4
Accrued expenses payable	92.8	82.6
Accrued employee benefits	90.3	72.2
Liabilities for supplemental retirement plans (note 19)	86.8	89.5
Liability for unsettled purchases of securities	45.5	194.8
Reserve for uncertain tax positions (note 14)	32.4	33.4
ACL on off-balance-sheet credit exposures (note 6)	28.4	26.9
Other postretirement plans (note 19)	16.5	17.7
Accrued interest payable	11.0	12.1
Loan payments in process	—	28.3
Other	24.7	8.5
Total other liabilities	$1,034.7	$1,194.1

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 11 – Deposits
The following is an analysis of People’s United’s total deposits by product type:

	2021		2020
As of December 31 (dollars in millions)	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
Non-interest-bearing	$17,941.1	—%	$15,881.7	—%
Savings	6,733.7	0.02	6,029.7	0.04
Interest-bearing checking and money market	25,383.8	0.12	24,567.5	0.17
Time deposits maturing:
Within 3 months	1,444.2	0.57	1,850.6	1.10
After 3 but within 6 months	836.7	0.25	1,155.1	0.68
After 6 months but within 1 year	807.7	0.20	1,464.1	0.75
After 1 but within 2 years	447.6	0.73	950.8	1.02
After 2 but within 3 years	76.2	0.43	165.7	1.75
After 3 but within 4 years	50.6	0.67	18.1	0.99
After 4 but within 5 years	33.7	0.33	54.4	0.68
After 5 years (1)	—	—	—	0.99
Total	3,696.7	0.43	5,658.8	0.92
Total deposits	$53,755.3	0.09%	$52,137.7	0.19%
(1)Amount totaled less than $0.1 million at December 31, 2020 (none at December 31, 2021).
Time deposits issued in amounts that exceed $250,000 totaled $771.8 million and $1.2 billion at December 31, 2021 and 2020, respectively. Overdrafts of non-interest-bearing deposit accounts totaling $2.8 million at both December 31, 2021 and 2020 have been classified as loans.
Interest expense on deposits is summarized as follows:

Years ended December 31 (in millions)	2021	2020	2019
Savings	$2.0	$5.4	$13.4
Interest-bearing checking and money market	38.4	86.8	195.9
Time	28.3	95.0	147.6
Total	$68.7	$187.2	$356.9

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 12 – Borrowings
People’s United’s borrowings are summarized as follows:

	2021		2020
As of December 31 (dollars in millions)	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
Fixed-rate FHLB advances maturing:
After 1 month but within 1 year	$551.2	0.37%	$556.9	0.41%
After 1 but within 2 years	0.5	0.05	1.2	0.50
After 2 but within 3 years	—	—	0.5	0.05
After 3 but within 4 years	8.5	1.70	—	—
After 4 but within 5 years	0.7	0.57	8.6	1.70
After 5 years	1.7	0.92	2.5	0.83
Total FHLB advances	562.6	0.39	569.7	0.43
Customer repurchase agreements maturing:
Within 1 month	395.2	0.10	452.9	0.14
Total customer repurchase agreements	395.2	0.10	452.9	0.14
Federal funds purchased maturing:
Within 1 month	—	—	125.0	0.07
Total federal funds purchased	—	—	125.0	0.07
Total borrowings	$957.8	0.27%	$1,147.6	0.28%
At December 31, 2021, the Bank’s total borrowing capacity from (i) the FRB-NY and the FHLB of Boston for advances and (ii) repurchase agreements was $11.8 billion based on the level of qualifying collateral available for these borrowings. In addition, the Bank had unsecured borrowing capacity of $1.0 billion at that date. FHLB advances are secured by the Bank’s investment in FHLB stock and by a security agreement that requires the Bank to maintain, as collateral, sufficient qualifying assets not otherwise pledged (principally single-family residential mortgage loans, home equity lines of credit and loans, and commercial real estate loans).
Interest expense on borrowings consists of the following:

Years ended December 31 (in millions)	2021	2020	2019
FHLB advances	$4.3	$13.7	$50.1
Customer repurchase agreements	0.4	1.1	2.2
Federal funds purchased	—	5.4	24.6
Other borrowings	—	—	0.1
Total	$4.7	$20.2	$77.0

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Information concerning People’s United’s borrowings is presented below:

As of and for the years ended December 31 (dollars in millions)	2021	2020	2019
FHLB advances:
Balance at year end	$562.6	$569.7	$3,125.4
Average outstanding during the year	569.6	1,371.2	2,098.0
Maximum outstanding at any month end	569.7	4,489.7	3,125.5
Average interest rate during the year	0.75%	1.00%	2.39%
Customer repurchase agreements:
Balance at year end	$395.2	$452.9	$409.1
Carrying amount of collateral securities at year end	403.1	462.0	418.0
Average outstanding during the year	394.3	379.0	296.6
Maximum outstanding at any month end	436.2	452.9	409.1
Average interest rate during the year	0.11%	0.29%	0.75%
Federal funds purchased:
Balance at year end	$—	$125.0	$1,620.0
Average outstanding during the year	52.8	688.2	1,127.5
Maximum outstanding at any month end	150.0	1,692.0	1,665.0
Average interest rate during the year	0.09%	0.79%	2.18%
Other borrowings:
Balance at year end	$—	$—	$—
Average outstanding during the year	—	—	3.3
Maximum outstanding at any month end	—	—	10.4
Average interest rate during the year	—%	—%	1.87%

NOTE 13 – Notes and Debentures
Notes and debentures are summarized as follows:

As of December 31 (in millions)	2021	2020
People’s United Financial, Inc.:
3.65% senior notes due 2022	$499.6	$498.9
5.75% subordinated notes due 2024	78.8	80.2
People’s United Bank:
4.00% subordinated notes due 2024	414.4	430.5
Total notes and debentures	$992.8	$1,009.6
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

NOTE 14 – Income Taxes
The following is a summary of total income tax expense:

Years ended December 31 (in millions)	2021	2020	2019
Income tax expense applicable to pre-tax income	$152.3	$129.0	$132.0
Deferred income tax (benefit) expense applicable to items reported in total other comprehensive income (loss) (note 18)	(16.5)	24.1	27.2
Total	$135.8	$153.1	$159.2
The components of income tax expense applicable to pre-tax income are summarized as follows:

Years ended December 31 (in millions)	2021	2020	2019
Current tax expense:
Federal	$116.0	$113.4	$90.8
State	33.7	34.3	26.9
Total current tax expense	149.7	147.7	117.7
Deferred tax expense (benefit) (1)	2.6	(18.7)	14.3
Total income tax expense	$152.3	$129.0	$132.0
(1)Includes the effect of decreases in the valuation allowance for state deferred tax assets of $6.2 million, $13.7 million and $7.7 million in 2021, 2020 and 2019, respectively.
The following is a reconciliation of expected income tax expense, computed at the U.S. federal statutory rate of 21% to actual income tax expense:

	2021		2020		2019
Years ended December 31 (dollars in millions)	Amount	Rate	Amount	Rate	Amount	Rate
Expected income tax expense	$159.0	21.0%	$73.2	21.0%	$137.0	21.0%
State income tax, net of federal tax effect	27.1	3.6	23.9	6.8	22.6	3.4
Non-deductible FDIC insurance premiums	4.8	0.6	5.8	1.6	4.4	0.7
Tax-exempt interest	(22.7)	(3.0)	(22.0)	(6.3)	(21.4)	(3.3)
Federal income tax credits	(14.8)	(1.9)	(14.8)	(4.2)	(12.7)	(2.0)
Tax-exempt income from BOLI	(2.4)	(0.3)	(2.7)	(0.8)	(2.2)	(0.3)
Tax benefits recognized in connection with:
Equity-based compensation	(0.5)	(0.1)	1.3	0.4	(0.1)	—
Release of CT valuation allowance	—	—	(7.1)	(2.1)	—	—
Non-deductible goodwill impairment (1)	—	—	74.1	21.3	—	—
Other, net	1.8	0.2	(2.7)	(0.7)	4.4	0.7
Actual income tax expense	$152.3		$129.0		$132.0
Effective income tax rate		20.1%		37.0%		20.2%
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
Affordable housing investments, including all legally binding commitments to fund future investments, are included in other assets in the Consolidated Statements of Condition ($588.3 million and $460.8 million at December 31, 2021 and 2020, respectively). Included in other liabilities in the Consolidated Statements of Condition is a liability for all legally binding unfunded commitments to fund future investments ($264.5 million and $182.4 million at those dates). The cost of the Company's investments is amortized on a straight-line basis over the period during which the related federal income tax credits are realized (generally ten years). Amortization expense, which is included as a component of income tax expense in the Consolidated Statements of Income, totaled $38.9 million, $31.4 million and $25.0 million for the years ended
December 31, 2021, 2020 and 2019, respectively.
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

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Connecticut Passive Investment Company
In 1998, the Bank formed a passive investment company, People's Mortgage Investment Company (“PMIC”), in accordance with Connecticut tax laws, which permit transfers of mortgage loans to such subsidiaries on or after
January 1, 1999. The related earnings of PMIC, and any dividends it pays to the Bank, are not subject to Connecticut income tax. As a result of the exclusion of such earnings and dividends from Connecticut taxable income beginning in 1999, the Bank initially established a valuation allowance for the full amount of its Connecticut deferred tax asset attributable to net temporary differences and state net operating loss carryforwards. Connecticut tax net operating loss carryforwards totaled $1.0 billion at December 31, 2021 and expire between 2023 and 2032.
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
The tax effects of temporary differences that give rise to People’s United’s deferred tax assets and liabilities are as follows:

As of December 31 (in millions)	2021	2020
Deferred tax assets:
Allowance for credit losses and non-accrual interest	$96.2	$117.3
State tax net operating loss carryforwards, net of federal tax effect	59.6	65.9
Tax credits and net operating loss carryforwards	24.7	24.7
Equity-based compensation	20.3	19.9
Acquisition-related deferred tax assets	12.8	12.7
ROU lease assets, net of lease liabilities	7.6	8.6
D.C. Solar investment basis difference	6.8	6.8
Unrealized loss on debt securities available-for-sale	6.3	—
Unrealized loss on debt securities transferred to held-to-maturity	1.4	2.5
Other deductible temporary differences	33.3	26.6
Total deferred tax assets	269.0	285.0
Less: valuation allowance for state deferred tax assets	(52.5)	(58.7)
Total deferred tax assets, net of the valuation allowance	216.5	226.3
Deferred tax liabilities:
Leasing activities	(69.3)	(88.3)
Pension and other postretirement benefits	(57.3)	(25.6)
Book over tax income recognized on consumer loans	(17.2)	(17.2)
Mark-to-market and original issue discounts for tax purposes	(3.7)	(1.8)
Temporary differences related to merchant services joint venture	(3.3)	(3.5)
Unrealized gain on debt securities available-for-sale	—	(31.4)
Other taxable temporary differences	(2.2)	(12.7)
Total deferred tax liabilities	(153.0)	(180.5)
Net deferred tax asset	$63.5	$45.8
Based on People's United’s recent historical and anticipated future pre-tax earnings and the reversal of taxable temporary differences, management believes it is more likely than not that People's United will realize its total deferred tax assets, net of the valuation allowance.
People's United’s current income tax receivable at December 31, 2021 and 2020 totaled $18.6 million and $44.7 million, respectively.

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following is a reconciliation of the beginning and ending balances of People's United’s unrecognized income tax benefits related to uncertain tax positions:

Years ended December 31 (in millions)	2021	2020	2019
Balance at beginning of year	$33.4	$33.3	$5.2
Additions for tax positions taken in prior years	—	0.1	0.5
Additions related to D.C. Solar:
Established by United Financial prior to acquisition	—	—	8.7
Established by People's United subsequent to acquisition	—	—	18.9
Reductions attributable to audit settlements/lapse of statute of limitations (1)	(1.0)	—	—
Balance at end of year	$32.4	$33.4	$33.3
(1)Reflects the resolution of a state tax apportionment matter arising as a result of a change in state tax legislation.
If recognized, the unrecognized income tax benefits at December 31, 2021 would minimally affect People’s United’s annualized income tax rate. Accrued interest expense related to the unrecognized income tax benefits totaled $0.1 million at both December 31, 2021 and 2020. People’s United recognizes accrued interest related to unrecognized income tax benefits and penalties, if incurred, as components of income tax expense in the Consolidated Statements of Income. The amount of total unrecognized income tax benefits, excluding those related to D.C. Solar, is not expected to change significantly within the next twelve months. With respect to unrecognized income tax benefits related to D.C. Solar, timing remains uncertain given the nature of the matter, including the ongoing federal criminal investigation. People's United files a consolidated U.S. federal income tax return and various state income tax returns and is no longer subject to federal or state income tax examinations through 2016.

NOTE 15 – Stockholders’ Equity and Dividends
People’s United is authorized to issue (i) 50.0 million shares of preferred stock, par value of $0.01 per share, of which 10.0 million shares were issued at December 31, 2021, and (ii) 1.95 billion shares of common stock, par value of
$0.01 per share, of which 536.9 million shares were issued at December 31, 2021.
Treasury stock includes (i) common stock repurchased by People’s United, either directly or through agents, in the open market at prices and terms satisfactory to management in connection with stock repurchases authorized by its Board of Directors (106.4 million shares at December 31, 2021) and (ii) common stock purchased in the open market by a trustee with funds provided by People’s United and originally intended for awards under the People’s United Financial, Inc. 2007 Recognition and Retention Plan (the “RRP”) (2.6 million shares at December 31, 2021). Following shareholder approval of the People’s United Financial, Inc. 2014 Long-Term Incentive Plan (the “2014 Plan”) in 2014, no new awards may be granted under the RRP (see Note 20).
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
In April 2007, People’s United established an ESOP (see Note 19). At that time, People’s United loaned the ESOP
$216.8 million to purchase 10.5 million shares of People’s United common stock in the open market. Shares of People’s United common stock are held by the ESOP and allocated to eligible participants annually based upon a percentage of each participant’s eligible compensation. At December 31, 2021, 5.2 million shares of People’s United common stock, with a contra-equity balance of $108.4 million, have not been allocated or committed to be released.
Common dividends declared and paid per common share totaled $0.7275, $0.7175 and $0.7075 for the years ended December 31, 2021, 2020 and 2019, respectively. People’s United’s common dividend payout ratio (common dividends paid as a percentage of net income available to common shareholders) was 52.1%, 148.0% and 54.3% for the years ended
December 31, 2021, 2020 and 2019, respectively.

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
In the ordinary course of business, People’s United (parent company) is dependent upon dividends from the Bank to provide funds for the payment of dividends to its shareholders and other general corporate purposes. People’s United’s ability to pay cash dividends is governed by federal law, regulations and related guidance. The Bank’s ability to pay cash dividends directly or indirectly to People’s United also is governed by federal law and regulations. These provide that the Bank must receive OCC approval to declare a dividend if the total amount of all dividends (common and preferred), including the proposed dividend, declared by the Bank in any current year exceeds the total of the Bank’s net income for the current year to date, combined with its retained net income for the previous two years, less the sum of any transfers required by the OCC and any transfers required to be made to a fund for the retirement of any preferred stock. The term “retained net income” as defined by federal regulations means the Bank’s net income for a specified period less the total amount of all dividends declared in that period.
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
In 2021, 2020 and 2019, the Bank paid a total of $437.0 million, $498.0 million and $457.0 million, respectively, in cash dividends to People’s United (parent company). At December 31, 2021, the Bank’s retained net income, as defined by federal regulations, totaled $(60.8) million.

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
In December 2018, the Federal banking agencies approved a final rule allowing an option to phase-in, over three years, the day one regulatory capital effects of the CECL standard. In March 2020, the Federal banking agencies issued an interim final rule providing an alternative option to delay, for two years, an estimate of the CECL standard’s effect on regulatory capital (relative to incurred loss methodology's effect on regulatory capital), followed by a three-year transition period. The Company elected the alternative option provided in the March 2020 interim final rule.

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
Management believes that, as of December 31, 2021, both People's United and the Bank met all capital adequacy requirements to which each is subject. Further, the most recent regulatory notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. Since that notification, no conditions or events have occurred that have caused management to believe any change in the Bank's capital classification would be warranted.
The following is a summary of People's United’s and the Bank's regulatory capital amounts and ratios under the Basel III capital rules. The minimum capital required amounts are based on the capital conservation buffer of the Basel III capital rules. In connection with the adoption of the Basel III capital rules, both the Company and the Bank elected to opt-out of the requirement to include most components of AOCL in CET 1 capital. At December 31, 2021, People's United's and the Bank's total risk-weighted assets, as defined, were both $41.8 billion compared to $45.1 billion and $45.0 billion, respectively, at December 31, 2020. For regulatory capital purposes, PPP loans are assigned a zero risk-weighting as a result of the related SBA guarantee on such loans.

	As of December 31, 2021		Minimum Capital Required		Classification as Well-Capitalized
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Capital (1):
People’s United	$5,326.7	8.5%	$2,502.0	4.0%	N/A	N/A
Bank	5,403.6	8.6	2,501.8	4.0	$3,127.2	5.0%
CET 1 Risk-Based Capital (2):
People’s United	5,082.6	12.2	2,925.6	7.0	N/A	N/A
Bank	5,403.6	12.9	2,925.0	7.0	2,716.0	6.5
Tier 1 Risk-Based Capital (3):
People’s United	5,326.7	12.7	3,552.5	8.5	2,507.6	6.0
Bank	5,403.6	12.9	3,551.7	8.5	3,342.8	8.0
Total Risk-Based Capital (4):
People’s United	5,793.3	13.9	4,388.3	10.5	4,179.4	10.0
Bank	5,840.2	14.0	4,387.4	10.5	4,178.5	10.0

	As of December 31, 2020		Minimum Capital Required		Classification as Well-Capitalized
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Capital (1):
People’s United	$4,967.8	8.3%	$2,388.4	4.0%	N/A	N/A
Bank	5,168.4	8.7	2,387.9	4.0	$2,984.8	5.0%
CET 1 Risk-Based Capital (2):
People’s United	4,723.7	10.5	3,155.3	7.0	N/A	N/A
Bank	5,168.4	11.5	3,151.1	7.0	2,926.0	6.5
Tier 1 Risk-Based Capital (3):
People’s United	4,967.8	11.0	3,831.4	8.5	2,704.5	6.0
Bank	5,168.4	11.5	3,826.3	8.5	3,601.3	8.0
Total Risk-Based Capital (4):
People’s United	5,589.5	12.4	4,732.9	10.5	4,507.5	10.0
Bank	5,745.1	12.8	4,726.7	10.5	4,501.6	10.0

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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

NOTE 17 – Earnings Per Common Share
The following is an analysis of People’s United’s basic and diluted EPS, reflecting the application of the two-class method, as described in Note 1:

Years ended December 31 (in millions, except per common share data)	2021	2020	2019
Net income available to common shareholders	$590.8	$205.5	$506.3
Dividends paid on and undistributed earnings allocated to participating securities	—	—	(0.2)
Earnings attributable to common shareholders	$590.8	$205.5	$506.1
Weighted average common shares outstanding for basic EPS	420.8	420.3	394.0
Effect of dilutive equity-based awards	3.7	2.3	3.2
Weighted average common shares and common-equivalent shares for diluted EPS	424.5	422.6	397.2
EPS:
Basic	$1.40	$0.49	$1.28
Diluted	1.39	0.49	1.27
All unallocated ESOP common shares and all common shares accounted for as treasury shares have been excluded from the calculation of basic and diluted EPS. Anti-dilutive equity-based awards totaling 11.3 million shares, 18.0 million shares and 6.7 million shares for the years ended December 31, 2021, 2020 and 2019, respectively, have also been excluded from the calculation of diluted EPS.

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 18 – Comprehensive Income
Comprehensive income represents the sum of net income and items of “other comprehensive income or loss,” including (on an after-tax basis): (i) net actuarial gains and losses, prior service credits and costs, and transition assets and obligations related to People’s United’s pension and other postretirement plans; (ii) net unrealized gains and losses on debt securities available-for-sale; (iii) net unrealized gains and losses on debt securities transferred to held-to-maturity; and (iv) net unrealized gains and losses on derivatives accounted for as cash flow hedges. People’s United’s total comprehensive income for the years ended December 31, 2021, 2020 and 2019 is reported in the Consolidated Statements of Comprehensive Income.
The following is a summary of the changes in the components of AOCL, which are included in People’s United’s stockholders’ equity on an after-tax basis:

(in millions)	Pension and Other Postretirement Plans	Net Unrealized Gains (Losses) on Debt Securities Available-for-Sale	Net Unrealized Gains (Losses) on Debt Securities Transferred to Held-to-Maturity	Net Unrealized Gains (Losses) on Derivatives Accounted for as Cash Flow Hedges	Total AOCL
Balance at December 31, 2018	$(192.5)	$(47.0)	$(15.3)	$(2.0)	$(256.8)
Other comprehensive income (loss) before reclassifications	9.7	67.9	—	1.5	79.1
Amounts reclassified from AOCL (1)	6.6	(0.1)	3.5	0.8	10.8
Current period other comprehensive income (loss)	16.3	67.8	3.5	2.3	89.9
Balance at December 31, 2019	(176.2)	20.8	(11.8)	0.3	(166.9)
Other comprehensive income (loss) before reclassifications	(12.0)	82.3	—	(1.0)	69.3
Amounts reclassified from AOCL (1)	6.4	—	3.6	(1.6)	8.4
Current period other comprehensive income (loss)	(5.6)	82.3	3.6	(2.6)	77.7
Balance at December 31, 2020	(181.8)	103.1	(8.2)	(2.3)	(89.2)
Other comprehensive income (loss) before reclassifications	61.7	(122.4)	—	0.9	(59.8)
Amounts reclassified from AOCL (1)	7.0	—	3.8	1.4	12.2
Current period other comprehensive income (loss)	68.7	(122.4)	3.8	2.3	(47.6)
Balance at December 31, 2021	$(113.1)	$(19.3)	$(4.4)	$—	$(136.8)
(1)See the following table for details about these reclassifications.

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following is a summary of the amounts reclassified from AOCL:

Years ended December 31 (in millions)	Amounts Reclassified from AOCL			Affected Line Item in the Statement Where Net Income is Presented
	2021	2020	2019
Details about components of AOCL:
Amortization of pension and other postretirement plans items:
Net actuarial loss	$(9.0)	$(8.4)	$(8.3)	(1)
	(9.0)	(8.4)	(8.3)	Income before income tax expense
	2.0	2.0	1.7	Income tax expense
	(7.0)	(6.4)	(6.6)	Net income
Reclassification adjustment for net realized losses on debt securities available-for-sale	—	—	0.1	Income before income tax expense (2)
	—	—	—	Income tax expense
	—	—	0.1	Net income
Amortization of unrealized losses on debt securities transferred to held-to-maturity	(4.9)	(4.7)	(4.6)	Income before income tax expense (3)
	1.1	1.1	1.1	Income tax expense
	(3.8)	(3.6)	(3.5)	Net income
Amortization of unrealized gains and losses on cash flow hedges:
Interest rate swaps	(1.9)	1.9	(1.2)	(4)
Interest rate locks	0.1	0.1	0.1	(4)
	(1.8)	2.0	(1.1)	Income before income tax expense
	0.4	(0.4)	0.3	Income tax expense
	(1.4)	1.6	(0.8)	Net income
Total reclassifications for the period	$(12.2)	$(8.4)	$(10.8)
(1)Included in the computation of net periodic benefit income (expense) reflected in other non-interest expense (see Note 19 for additional details).
(2)Included in non-interest income.
(3)Included in interest and dividend income — securities.
(4)Included in interest expense — notes and debentures.

Deferred income taxes applicable to the components of AOCL are as follows:

As of December 31 (in millions)	2021	2020	2019
Net actuarial loss and other amounts related to pension and other postretirement plans	$36.9	$57.0	$55.3
Net unrealized loss (gain) on debt securities available-for-sale	6.3	(32.1)	(6.6)
Net unrealized loss on debt securities transferred to held-to-maturity	1.4	2.5	3.6
Net unrealized loss (gain) on derivatives accounted for as cash flow hedges	—	0.7	(0.1)
Total deferred income taxes	$44.6	$28.1	$52.2

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following is a summary of the components of People’s United’s total other comprehensive income (loss):

Year ended December 31, 2021 (in millions)	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net actuarial gains and losses on pension and other postretirement plans:
Net actuarial gain arising during the year	$79.8	$(18.1)	$61.7
Reclassification adjustment for net actuarial loss included in net income	9.0	(2.0)	7.0
Net actuarial gain	88.8	(20.1)	68.7
Net unrealized gains and losses on debt securities available-for-sale:
Net unrealized holding losses arising during the year	(160.8)	38.4	(122.4)
Net unrealized losses	(160.8)	38.4	(122.4)
Net unrealized gains and losses on debt securities transferred to held-to-maturity:
Reclassification adjustment for amortization of unrealized losses on debt securities transferred to held-to-maturity included in net income	4.9	(1.1)	3.8
Net unrealized gains	4.9	(1.1)	3.8
Net unrealized gains and losses on derivatives accounted for as cash flow hedges:
Net unrealized gains arising during the year	1.2	(0.3)	0.9
Reclassification adjustment for net realized losses included in net income	1.8	(0.4)	1.4
Net unrealized gains	3.0	(0.7)	2.3
Total other comprehensive loss	$(64.1)	$16.5	$(47.6)

Year ended December 31, 2020 (in millions)	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net actuarial gains and losses on pension and other postretirement plans:
Net actuarial loss arising during the year	$(15.7)	$3.7	$(12.0)
Reclassification adjustment for net actuarial loss included in net income	8.4	(2.0)	6.4
Net actuarial loss	(7.3)	1.7	(5.6)
Net unrealized gains and losses on debt securities available-for-sale:
Net unrealized holding gains arising during the year	107.8	(25.5)	82.3
Net unrealized gains	107.8	(25.5)	82.3
Net unrealized gains and losses on debt securities transferred to held-to-maturity:
Reclassification adjustment for amortization of unrealized losses on debt securities transferred to held-to-maturity included in net income	4.7	(1.1)	3.6
Net unrealized gains	4.7	(1.1)	3.6
Net unrealized gains and losses on derivatives accounted for as cash flow hedges:
Net unrealized losses arising during the year	(1.4)	0.4	(1.0)
Reclassification adjustment for net realized gains included in net income	(2.0)	0.4	(1.6)
Net unrealized losses	(3.4)	0.8	(2.6)
Total other comprehensive income	$101.8	$(24.1)	$77.7

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Year ended December 31, 2019 (in millions)	Pre-Tax Amount	Tax Effect	After-Tax Amount
Net actuarial gains and losses on pension and other postretirement plans:
Net actuarial gain arising during the year	$12.1	$(2.4)	$9.7
Reclassification adjustment for net actuarial loss included in net income	8.3	(1.7)	6.6
Net actuarial gain	20.4	(4.1)	16.3
Net unrealized gains and losses on debt securities available-for-sale:
Net unrealized holding gains arising during the year	89.2	(21.3)	67.9
Reclassification adjustment for net realized losses included in net income	(0.1)	—	(0.1)
Net unrealized gains	89.1	(21.3)	67.8
Net unrealized gains and losses on debt securities transferred to held-to-maturity:
Reclassification adjustment for amortization of unrealized losses on debt securities transferred to held-to-maturity included in net income	4.6	(1.1)	3.5
Net unrealized gains	4.6	(1.1)	3.5
Net unrealized gains and losses on derivatives accounted for as cash flow hedges:
Net unrealized gains arising during the year	1.9	(0.4)	1.5
Reclassification adjustment for net realized losses included in net income	1.1	(0.3)	0.8
Net unrealized gains	3.0	(0.7)	2.3
Total other comprehensive income	$117.1	$(27.2)	$89.9

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
In addition to the People’s Qualified Plan, People’s United maintained the qualified defined benefit pension plan that covered former United Financial employees who met certain eligibility requirements (the “United Financial Qualified Plan”). All benefits under this plan were frozen effective December 31, 2012. Effective March 31, 2021, the United Financial Qualified Plan was merged into the People’s Qualified Plan (together the “Qualified Plan”).
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

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
People’s United also continues to maintain: (1) for certain eligible former First Connecticut Bancorp, Inc. (“First Connecticut”) employees (i) an unfunded, nonqualified supplemental retirement plan (the “First Connecticut Supplemental Plan”) and (ii) unfunded plans that provide medical, dental and life insurance benefits (the “First Connecticut Postretirement Plans”); (2) for certain eligible former BSB Bancorp employees (i) an unfunded, nonqualified supplemental retirement plan (the “BSB Bancorp Supplemental Plan”) and (ii) unfunded plans that provide life insurance benefits (the “BSB Bancorp Post Retirement Welfare (Life Insurance) Plan”); and (3) for certain former United Financial employees (i) an unfunded, nonqualified supplemental retirement plan (the “United Financial Supplemental Plan”) and (ii) unfunded plans that provide medical, dental and life insurance benefits (the “United Financial Postretirement Benefit Plan”).
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
The following table summarizes changes in the benefit obligations and plan assets of (i) the Qualified Plan, the People's Supplemental Plans, the First Connecticut Supplemental Plan, the BSB Bancorp Supplemental Plan and the United Financial Supplemental Plan (together the “Pension Plans”) and (ii) the People’s Postretirement Plan, the First Connecticut Postretirement Plans, the BSB Bancorp Post Retirement Welfare (Life Insurance) Plan and the United Financial Postretirement Benefit Plan (together the “Other Postretirement Plans”). The table also shows the funded status (or the difference between benefit obligations and plan assets) recognized in the Consolidated Statements of Condition. All plans have a December 31 measurement date.

	Pension Plans		Other Postretirement Plans
(in millions)	2021	2020	2021	2020
Benefit obligations: (1)
Beginning of year	$740.5	$665.5	$17.7	$18.7
Service cost	—	—	0.3	0.3
Interest cost	16.2	19.7	0.4	0.6
Actuarial loss (gain)	(24.8)	85.9	(1.3)	(1.5)
Benefits paid	(29.6)	(30.0)	(0.6)	(0.4)
Settlements	(2.7)	(0.6)	—	—
End of year	699.6	740.5	16.5	17.7
Fair value of plan assets:
Beginning of year	839.9	746.7	—	—
Actual return on assets	107.7	120.2	—	—
Employer contributions	5.4	3.6	0.6	0.4
Benefits paid	(29.6)	(30.0)	(0.6)	(0.4)
Settlements	(2.7)	(0.6)	—	—
End of year	920.7	839.9	—	—
Funded status at end of year	$221.1	$99.4	$(16.5)	$(17.7)
Amounts recognized in the Consolidated Statements of Condition:
Other assets	$256.4	$141.2	$—	$—
Other liabilities	(35.3)	(41.8)	(16.5)	(17.7)
Funded status at end of year	$221.1	$99.4	$(16.5)	$(17.7)
(1)Represents the projected benefit obligation for the Pension Plans and the accumulated benefit obligation for the Other Postretirement Plans.

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Although the People’s Supplemental Plans and the First Connecticut Supplemental Plan (together the “Supplemental Plans”) hold no assets, People’s United has funded trusts to provide benefit payments to the extent such benefits are not paid directly by People’s United. Trust assets of $40.5 million as of December 31, 2021 (which are included in other assets in the Consolidated Statements of Condition) exceeded the related projected benefit obligation of $35.3 million at that date.
The following table summarizes the accumulated and projected benefit obligations for the Pension Plans at the respective measurement dates:

	Pension Plans
As of December 31 (in millions)	2021	2020
Accumulated benefit obligations:
Qualified Plan	$664.3	$698.7
Supplemental Plans	35.0	41.6
Total	$699.3	$740.3
Projected benefit obligations:
Qualified Plan	$664.3	$698.7
Supplemental Plans	35.3	41.8
Total	$699.6	$740.5
Components of net periodic benefit (income) expense and other amounts recognized in other comprehensive income (loss) are as follows:

	Pension Plans			Other Postretirement Plans
Years ended December 31 (in millions)	2021	2020	2019	2021	2020	2019
Net periodic benefit (income) expense:
Interest cost	$16.2	$19.7	$22.9	$0.7	$0.9	$0.9
Expected return on plan assets	(54.2)	(49.5)	(46.1)	—	—	—
Recognized net actuarial loss	8.2	7.9	5.3	—	0.2	0.1
Settlements (1)	0.8	0.2	2.9	—	—	—
Net periodic benefit (income) expense	(29.0)	(21.7)	(15.0)	0.7	1.1	1.0
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial (gain) loss	(87.3)	7.5	(20.5)	(1.3)	(1.6)	1.1
Total pre-tax changes recognized in other comprehensive income (loss)	(87.3)	7.5	(20.5)	(1.3)	(1.6)	1.1
Total recognized in net periodic benefit (income) expense and other comprehensive income (loss)	$(116.3)	$(14.2)	$(35.5)	$(0.6)	$(0.5)	$2.1
(1)Settlement charges are a result of lump-sum benefit payments in excess of the sum of a plan’s annual interest and service costs. When an employer settles the full amount of its obligation for vested benefits with respect to some of a plan’s participants, the employer is required to recognize in income a pro-rata portion of the aggregate gain or loss recorded in AOCL.

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The pre-tax amounts in AOCL that have not been recognized as components of net periodic benefit (income) expense are as follows:

	Pension Plans		Other Postretirement Plans
As of December 31 (in millions)	2021	2020	2021	2020
Net actuarial loss	$148.7	$236.0	$1.0	$2.3
Total pre-tax amounts included in AOCL	$148.7	$236.0	$1.0	$2.3
The Company uses a corridor approach in the valuation of its Qualified Plan, which results in the deferral of actuarial gains and losses resulting from differences between actual results and actuarial assumptions. Amortization of actuarial gains and losses occurs when the accumulated unrecognized gain or loss balance, as of the beginning of the year, exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets. The excess unrecognized gain or loss balance is amortized over the average remaining life expectancy of plan participants for the Qualified Plan (approximately
24 years) as of December 31, 2021.
The following assumptions were used in determining the benefit obligations and net periodic benefit (income) expense as of and for the periods indicated:

	Qualified Plans			Other Postretirement Plans
	2021	2020	2019	2021	2020	2019
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate:
People’s Qualified Plan	2.86%	2.50%	3.38%	2.90%	2.50%	3.40%
First Connecticut Qualified Plan (1)	n/a	n/a	3.39	n/a	n/a	n/a
United Financial Qualified Plan (2)	n/a	2.53	3.42	n/a	n/a	n/a
Rate of compensation increase	n/a	n/a	n/a	n/a	n/a	n/a
Weighted-average assumptions used to determine net periodic benefit (income) expense for the years ended December 31:
Discount rate:
People’s Qualified Plan (3)	2.50%/3.14%	3.38%	4.41%	2.50%	3.40%	4.40%
First Connecticut Qualified Plan (1)	n/a	3.39	4.41	n/a	n/a	n/a
United Financial Qualified Plan (2)	2.53	3.42	3.33	n/a	n/a	n/a
Expected return on plan assets:
People’s Qualified Plan	7.25	7.25	7.25	n/a	n/a	n/a
First Connecticut Qualified Plan (1)	n/a	n/a	6.00	n/a	n/a	n/a
United Financial Qualified Plan (2)	5.25	5.25	5.25	n/a	n/a	n/a
Rate of compensation increase	n/a	n/a	n/a	n/a	n/a	n/a
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	n/a	n/a	n/a	5.20%	5.50%	5.70%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	4.50	4.50	4.50
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2037	2037	2037
n/a — not applicable
(1)Effective December 31, 2020, the First Connecticut Qualified Plan was merged into the People’s Qualified Plan.
(2)Effective March 31, 2021, the United Financial Qualified Plan was merged into the People’s Qualified Plan.
(3)Rate of 2.50% through March 31, 2021 and 3.14% through December 31, 2021.

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The discount rates used to determine the benefit obligation of the Supplemental Plans at December 31, 2021 ranged from 2.18% to 2.90%, while the discount rate used to determine net periodic benefit (income) expense for 2021 ranged from 1.84% to 2.90%. The discount rates used to determine the benefit obligation of the Supplemental Plans at December 31, 2020 ranged from 1.60% to 2.50%, while the discount rate used to determine net periodic benefit (income) expense for 2020 ranged from 1.29% to 2.50%.
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
In developing an expected long-term rate of return on asset assumption for the qualified plans for purposes of determining 2021 net periodic benefit income, People’s United considered the historical returns and the future expectations for returns within each asset class, as well as the target asset allocation of the pension portfolio. This resulted in an expected long-term rate of return assumption of 7.25% for the People’s Qualified Plan and 5.25% for the United Financial Qualified Plan. This was intended to reflect expected asset returns over the life of the related pension benefits expected to be paid.
In 2022, $35.6 million in net periodic benefit income is expected to be recognized related to the Qualified Plan. This amount was determined using the following assumptions: (i) expected long-term rate of return of 7.25%; (ii) discount rate of 2.86%; and (iii) updated mortality tables issued by the Society of Actuaries in the fourth quarter of 2021. The mortality rate is a key assumption used in valuing retirement benefit obligations as it reflects the probability of future benefit payments that are contingent upon the longevity of plan participants and their beneficiaries.
People’s United’s funding policy is to contribute the amounts required by applicable regulations, although additional amounts may be contributed from time to time. Employer contributions for the Supplemental Plans and the Other Postretirement Plans in 2022 are expected to total $4.1 million, representing net benefit payments expected to be paid under these plans.
Expected future net benefit payments for the Pension Plans as of December 31, 2021 are: $31.3 million in 2022; $32.9 million in 2023; $34.8 million in 2024; $35.0 million in 2025; $37.4 million in 2026; and an aggregate of $193.9 million in 2027 through 2031. As of December 31, 2021, expected future net benefit payments for the Other Postretirement Plans are
(i) $1.1 million in each of the years 2022 through 2025, $1.0 million in 2026 and (ii) an aggregate of $4.6 million in 2027 through 2031.
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
The following table summarizes the percentages of fair value for the major categories of assets in the qualified plans as of the respective measurement dates:

	Plan Assets
	2021		2020
As of December 31	People’s Qualified Plan	United Financial Qualified Plan (1)	People’s Qualified Plan	United Financial Qualified Plan (2)
Equity securities	70%	n/a	70%	4%
Cash and fixed income securities	30	n/a	30	96
Total	100%	n/a	100%	100%
(1)Effective March 31, 2021, the United Financial Qualified Plan was merged into the People’s Qualified Plan.
(2)The United Financial Qualified Plan was not yet aligned with the Company's investment strategy and asset allocation guidelines as the acquisition of United Financial occurred effective November 1, 2019.
The following tables present the Qualified Plan’s assets measured at fair value:

	Fair Value Measurements Using
As of December 31, 2021 (in millions)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$41.5	$—	$—	$41.5
Equity securities:
Common stocks	353.5	—	—	353.5
Mutual funds	—	287.1	—	287.1
Fixed income securities:
Mutual funds	—	118.1	—	118.1
Corporate	—	75.8	—	75.8
U.S. Treasury	—	43.9	—	43.9
Other	—	0.8	—	0.8
Total	$395.0	$525.7	$—	$920.7

	Fair Value Measurements Using
As of December 31, 2020 (in millions)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$23.9	$—	$—	$23.9
Equity securities:
Common stocks	302.6	—	—	302.6
Mutual funds	—	259.6	—	259.6
Fixed income securities:
Mutual funds	—	103.3	—	103.3
Corporate	—	96.5	—	96.5
U.S. Treasury	—	52.5	—	52.5
Other	—	1.5	—	1.5
Total	$326.5	$513.4	$—	$839.9

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Employee Stock Ownership Plan
In April 2007, People’s United established an ESOP. At that time, People’s United loaned the ESOP $216.8 million to purchase 10,453,575 shares of People’s United common stock in the open market. In order for the ESOP to repay the loan, People’s United expects to make annual cash contributions of approximately $18.8 million until 2036. Such cash contributions may be reduced by the cash dividends paid on unallocated ESOP shares, which totaled $4.1 million in 2021, $4.3 million in 2020 and $4.4 million in 2019. At December 31, 2021, the loan balance totaled $161.2 million.
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
Shares of People’s United common stock are held by the ESOP and allocated to eligible participants annually based upon a percentage of each participant’s eligible compensation. Since the ESOP was established, a total of 5,226,788 shares of People’s United common stock have been allocated or committed to be released to participants’ accounts. At
December 31, 2021, 5,226,787 shares of People’s United common stock, with a fair value of $93.1 million at that date, have not been allocated or committed to be released.
Compensation expense related to the ESOP is recognized at an amount equal to the number of common shares committed to be released by the ESOP for allocation to participants’ accounts multiplied by the average fair value of People’s United’s common stock during the reporting period. The difference between the fair value of the shares of People’s United’s common stock committed to be released and the cost of those common shares is recorded as a credit to additional paid-in capital (if fair value exceeds cost) or, to the extent that no such credits remain in additional paid-in capital, as a charge to retained earnings (if fair value is less than cost). Expense recognized for the ESOP totaled $5.9 million, $4.3 million and $5.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Employee Savings Plans
People’s United sponsors an employee savings plan that qualifies as a 401(k) plan under the Internal Revenue Code. Employees may contribute up to 50% of their pre-tax compensation up to certain limits, and People’s United makes a matching contribution equal to 100% of a participant’s contributions up to 4% of pre-tax compensation. Participants vest immediately in their own contributions and after one year in People’s United’s contributions. A supplemental savings plan has also been established for certain senior officers and the Company has funded a trust to provide benefit payments to the extent such benefits are not paid directly by People’s United. People’s United also continues to maintain, for former First Connecticut participants who met certain eligibility requirements, a funded plan that provides supplemental retirement benefits. Combined trust assets of $54.0 million as of December 31, 2021 (which are included in other assets in the Consolidated Statements of Condition) exceeded the related combined benefit obligations of $51.5 million at that date. Expense recognized for these employee savings plans totaled $34.2 million, $35.5 million and $32.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

NOTE 20 – Stock-Based Compensation Plans
Long-Term Incentive Plan
People's United’s 2014 Plan, as amended and restated in 2017, and the predecessor 2008 Long-Term Incentive Plan (together the “Incentive Plans”) provide for awards to officers and employees in the form of: (i) incentive stock options that may afford tax benefits to recipients; (ii) non-statutory stock options that do not afford tax benefits to recipients but may provide tax benefits to People's United; and (iii) stock appreciation rights, restricted stock and performance shares. A total of 75,850,000 shares of People's United common stock are reserved for issuance under the 2014 Plan. The number of shares of common stock reserved under the 2014 Plan is depleted by one share for each option or stock appreciation right, by 5.32 shares for each restricted stock award and by 7.98 shares for each performance share. At December 31, 2021, a total of
15,562,209 reserved shares remain available for future awards.

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
Performance Shares Awarded
The following is a summary of performance share activity under the 2014 Plan:

	Shares	Weighted-Average Grant Date Fair Value
Unvested performance shares outstanding at December 31, 2018	1,453,372	$17.85
Granted	637,118	17.84
Forfeited	(80,319)	18.66
Vested	(505,755)	15.23
Unvested performance shares outstanding at December 31, 2019	1,504,416	18.68
Granted	691,989	16.75
Change in shares based on approved performance factors	79,623	18.60
Forfeited	(55,378)	17.90
Vested	(501,569)	18.60
Unvested performance shares outstanding at December 31, 2020	1,719,081	17.94
Granted	832,965	15.57
Change in shares based on approved performance factors	94,341	19.71
Forfeited	(43,032)	16.44
Vested	(569,476)	19.77
Unvested performance shares outstanding at December 31, 2021	2,033,879	$16.58
Expense related to unvested performance shares is recognized on a straight-line basis, generally over the applicable service period, and totaled $14.2 million, $11.2 million and $12.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. Unamortized cost for unvested performance shares, which reflects an estimated forfeiture rate of 5% per year over the vesting period, totaled $12.3 million at December 31, 2021, and is expected to be recognized over the remaining weighted-average vesting period of 1.8 years. The fair value of performance shares vested during the years ended
December 31, 2021, 2020, and 2019 was $9.4 million, $7.2 million and $7.7 million, respectively.

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
Stock Options Granted
People's United granted a total of 2,322,549 stock options in 2021, 3,419,934 stock options in 2020 and 2,807,692 stock options in 2019 under the Incentive Plans. The estimated weighted-average grant-date fair value of all stock options granted in 2021, 2020 and 2019 was $2.73 per option, $1.67 per option and $2.04 per option, respectively, using the Black-Scholes option-pricing model with assumptions as follows: dividend yield of 4.7% in 2021, 4.4% in 2020 and 4.0% in 2019; expected volatility rate of 33% in 2021, 21% in 2020 and 19% in 2019; risk-free interest rate of 0.7% in 2021, 1.4% in 2020 and 2.6% in 2019; and expected option life of approximately five years in 2021 and 4 years in both 2020 and 2019.
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

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following is a summary of stock option activity under the Incentive Plans and the SOP:

	Shares Subject To Option	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1) (in millions)
Options outstanding at December 31, 2018	14,677,067	$15.87
Granted	2,807,692	17.62
Forfeited	(652,965)	18.28
Exercised	(1,632,971)	14.77
Options outstanding at December 31, 2019	15,198,823	16.20
Granted	3,419,934	16.21
Forfeited	(552,726)	16.65
Exercised	(43,759)	14.91
Options outstanding at December 31, 2020	18,022,272	16.19
Granted	2,322,549	15.29
Forfeited	(221,074)	17.24
Exercised	(2,790,967)	14.50
Options outstanding at December 31, 2021	17,332,780	$16.33	5.7	$32.4
Options exercisable at December 31, 2021	12,134,430	$16.46	4.6	$22.6
(1)Reflects only those stock options with intrinsic value at December 31, 2021.
Expense relating to stock options granted is recognized on a straight-line basis, generally over the applicable service period, and totaled $5.5 million, $6.3 million and $5.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. Unamortized cost for unvested stock options, which reflects an estimated forfeiture rate of 5.0% per year over the vesting period, totaled $4.6 million at December 31, 2021, and is expected to be recognized over the remaining weighted-average vesting period of 1.7 years. The total intrinsic value of stock options exercised was $9.7 million,
$0.1 million and $3.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Additional information concerning options outstanding and options exercisable at December 31, 2021 is summarized as follows:

Exercise Price Range	Options Outstanding			Options Exercisable
		Weighted-Average
	Number	Remaining Life (in years)	Exercise Price	Number	Weighted-Average Exercise Price
$11.29 — $14.71	3,708,487	2.8	$14.04	3,704,519	$14.04
14.72 — 15.75	4,565,982	6.1	15.07	2,305,988	14.85
15.76 — 18.40	5,303,025	7.7	16.81	2,368,637	17.08
18.41 — 19.71	3,755,286	5.6	19.45	3,755,286	19.45

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Restricted Stock Awarded
The following is a summary of restricted stock award activity under the Incentive Plans and the RRP:

	Shares	Weighted-Average Grant Date Fair Value
Unvested restricted shares outstanding at December 31, 2018	730,550	$18.03
Granted	383,420	17.44
Forfeited	(68,091)	17.11
Vested	(347,078)	17.49
Unvested restricted shares outstanding at December 31, 2019	698,801	18.07
Granted	562,739	14.60
Forfeited	(28,090)	17.31
Vested	(326,878)	18.33
Unvested restricted shares outstanding at December 31, 2020	906,572	15.85
Granted	474,766	15.29
Forfeited	(54,921)	15.07
Vested	(411,720)	16.59
Unvested restricted shares outstanding at December 31, 2021	914,697	$15.27
Expense relating to unvested restricted stock awards is recognized on a straight-line basis, generally over the applicable service period, and totaled $7.1 million, $7.8 million and $6.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. Unamortized cost for unvested restricted stock awards, which reflects an estimated forfeiture rate of 5.0% per year over the vesting period, totaled $6.3 million at December 31, 2021, and is expected to be recognized over the remaining weighted-average vesting period of 1.7 years. The total fair value of restricted stock awards vested during the years ended December 31, 2021, 2020 and 2019 was $6.8 million, $5.9 million and $6.0 million, respectively.
During 2021, 2020 and 2019, employees of People's United tendered a total of 119,143 shares, 117,125 shares and 115,632 shares of common stock, respectively, in satisfaction of their related minimum tax withholding obligations upon the vesting of restricted stock awards granted in prior periods and/or in payment of the exercise price and satisfaction of their related minimum tax withholding obligations upon the exercise of stock options granted in prior periods. There is no limit on the number of shares that may be tendered by employees of People's United in the future for these purposes. Shares acquired in payment of the stock option exercise price or in satisfaction of minimum tax withholding obligations are not eligible for reissuance in connection with any subsequent grants made pursuant to equity compensation plans maintained by People's United. Rather, all shares acquired in this manner are retired by People’s United, resuming the status of authorized but unissued shares of People’s United’s common stock. The total cost of shares repurchased and retired applicable to restricted stock awards during the years ended December 31, 2021, 2020 and 2019 was $2.2 million, $1.6 million and $2.0 million, respectively.
Directors’ Equity Compensation Plan
The People's United Financial, Inc. Directors’ Equity Compensation Plan (the “Directors’ Plan”) provides for an annual award of shares of People's United common stock with a fair value of approximately $95,000 to each non-employee director immediately following each annual meeting of shareholders. Shares of People's United common stock issued pursuant to the Directors' Plan are subject to a one-year vesting period, with no post-vesting transfer restrictions. A total of 1,492,500 shares of People's United common stock are reserved for issuance under the Directors’ Plan.
In 2021, 2020 and 2019, directors were granted a total of 44,262 shares, 75,267 shares and 58,340 shares, respectively, of People’s United common stock, with grant date fair values of $19.36 per share, $11.30 per share and $16.31 per share, respectively, at those dates. Expense totaling $0.8 million for the Directors’ Plan was recognized for the year ended December 31, 2021 and $0.9 million for both of the years ended December 31, 2020 and 2019. At December 31, 2021, a total of 214,452 shares remain available for issuance.

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
The Company’s debt securities available-for-sale are primarily comprised of GSE mortgage-backed securities. The fair value of these securities is based on prices obtained from the independent pricing service. The pricing service uses various techniques to determine pricing for the Company’s mortgage-backed securities, including option pricing and discounted cash flow analysis. The inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, reference data, monthly payment information and collateral performance. At both December 31, 2021 and 2020, the mortgage-backed securities available-for-sale portfolio was entirely comprised of GSE mortgage-backed and CMO securities with original final maturities ranging from 7 to 40 years. An active market exists for securities that are similar to the Company’s GSE mortgage-backed and CMO securities, making observable inputs readily available.
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
Other Assets
As discussed in Note 19, certain unfunded nonqualified supplemental plans have been established to provide retirement benefits to certain senior officers. People’s United has funded two trusts to provide benefit payments to the extent such benefits are not paid directly by People’s United, the assets of which are included in other assets in the Consolidated Statements of Condition. When available, People’s United determines the fair value of the trust assets using quoted market prices for identical securities received from a third-party nationally recognized pricing service.

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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
The following tables summarize People’s United’s financial instruments that are measured at fair value on a recurring basis:

	Fair Value Measurements Using
As of December 31, 2021 (in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Debt securities available-for-sale:
U.S. Treasury and agency	$636.7	$—	$—	$636.7
GSE mortgage-backed and CMO securities	—	6,007.3	—	6,007.3
Other assets:
Exchange-traded funds	89.2	—	—	89.2
Mutual funds	5.3	—	—	5.3
Interest rate swaps	—	384.0	—	384.0
Interest rate caps	—	1.7	—	1.7
Foreign exchange contracts	—	2.4	—	2.4
Forward commitments to sell residential mortgage loans (1)	—	—	—	—
Total	$731.2	$6,395.4	$—	$7,126.6
Financial liabilities:
Interest rate swaps	$—	$90.8	$—	$90.8
Interest rate caps	—	1.7	—	1.7
Risk participation agreements	—	0.2	—	0.2
Foreign exchange contracts	—	2.6	—	2.6
Interest rate-lock commitments on residential mortgage loans (1)	—	—	—	—
Total	$—	$95.3	$—	$95.3

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	Fair Value Measurements Using
As of December 31, 2020 (in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Debt securities available-for-sale:
U.S. Treasury and agency	$541.6	$—	$—	$541.6
GSE mortgage-backed securities	—	4,383.9	—	4,383.9
Equity securities	5.3	—	—	5.3
Other assets:
Exchange-traded funds	53.0	—	—	53.0
Mutual funds	3.9	—	—	3.9
Interest rate swaps	—	783.8	—	783.8
Interest rate caps	—	3.0	—	3.0
Foreign exchange contracts	—	12.8	—	12.8
Forward commitments to sell residential mortgage loans	—	0.7	—	0.7
Total	$603.8	$5,184.2	$—	$5,788.0
Financial liabilities:
Interest rate swaps	$—	$157.2	$—	$157.2
Interest rate caps	—	3.0	—	3.0
Risk participation agreements	—	0.4	—	0.4
Foreign exchange contracts	—	8.8	—	8.8
Interest rate-lock commitments on residential mortgage loans	—	1.0	—	1.0
Total	$—	$170.4	$—	$170.4
(1)Fair value totaled less than $0.1 million at December 31, 2021.
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
Collateral Dependent Loans
The Company’s approach to determining the fair value of collateral dependent loans is described in Note 1, “Summary of Significant Accounting Policies”.
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
The following tables summarize People’s United’s assets that are measured at fair value on a non-recurring basis:

	Fair Value Measurements Using
As of December 31, 2021 (in millions)	Level 1	Level 2	Level 3	Total
Loans held-for-sale (1)	$—	$8.8	$—	$8.8
Collateral dependent loans (2)	—	—	25.3	25.3
REO and repossessed assets (3)	—	—	5.1	5.1
Mortgage servicing rights (4)	—	—	4.3	4.3
Total	$—	$8.8	$34.7	$43.5

	Fair Value Measurements Using
As of December 31, 2020 (in millions)	Level 1	Level 2	Level 3	Total
Goodwill (5)	$—	$—	$2,680.8	$2,680.8
Loans held-for-sale (1)	—	26.5	—	26.5
Collateral dependent loans (2)	—	—	32.8	32.8
REO and repossessed assets (3)	—	—	12.5	12.5
Mortgage servicing rights (4)	—	—	4.8	4.8
Total	$—	$26.5	$2,730.9	$2,757.4
(1)Consists of residential mortgage loans; no fair value adjustments were recorded for the years ended December 31, 2021 and 2020.
(2)Represents the recorded investment in collateral dependent loans with a related ACL totaling $13.6 million and $20.5 million at December 31, 2021 and 2020, respectively, measured in accordance with applicable accounting guidance. The provision for credit losses on collateral dependent loans totaled $3.6 million and $22.0 million for the years ended December 31, 2021 and 2020, respectively.
(3)Represents: (i) $3.7 million of repossessed assets and (ii) $1.4 million of residential REO at December 31, 2021.
Charge-offs to the ACL related to loans that were transferred to REO or repossessed assets totaled $1.1 million and $4.6 million for the years ended December 31, 2021 and 2020, respectively. Write downs and net losses on sale of foreclosed/repossessed assets charged to non-interest expense totaled $0.1 million and $5.2 million for the same periods.
(4)Fair value adjustments totaling $(0.5) million and $(5.8) million were recorded for the years ended December 31, 2021 and 2020, respectively.
(5)Goodwill was evaluated for impairment as of October 1, 2020 (the Company’s annual measurement date) (see Note 8).

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Financial Assets and Financial Liabilities Not Measured At Fair Value
The following tables summarize the carrying amounts, estimated fair values and placement in the fair value hierarchy of People’s United’s financial instruments that are not measured at fair value either on a recurring or non-recurring basis:

	Carrying Amount	Estimated Fair Value Measurements Using
As of December 31, 2021 (in millions)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$320.5	$320.5	$—	$—	$320.5
Short-term investments	10,268.8	—	10,268.8	—	10,268.8
Debt securities held-to-maturity, net	3,841.5	—	4,034.6	1.5	4,036.1
FRB and FHLB stock	264.6	—	264.6	—	264.6
Total loans, net (1)	37,482.4	—	6,906.6	30,636.5	37,543.1
Financial liabilities:
Time deposits	3,696.7	—	3,703.3	—	3,703.3
Other deposits	50,058.6	—	50,058.6	—	50,058.6
FHLB advances	562.6	—	562.7	—	562.7
Customer repurchase agreements	395.2	—	395.2	—	395.2
Notes and debentures	992.8	—	1,010.6	—	1,010.6

	Carrying Amount	Estimated Fair Value Measurements Using
As of December 31, 2020 (in millions)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$477.3	$477.3	$—	$—	$477.3
Short-term investments	3,766.0	—	3,766.0	—	3,766.0
Debt securities held-to-maturity	3,993.8	—	4,265.5	1.5	4,267.0
FRB and FHLB stock	266.6	—	266.6	—	266.6
Total loans, net (1)	43,411.6	—	8,539.4	35,294.0	43,833.4
Financial liabilities:
Time deposits	5,658.8	—	5,699.7	—	5,699.7
Other deposits	46,478.9	—	46,478.9	—	46,478.9
FHLB advances	569.7	—	570.3	—	570.3
Customer repurchase agreements	452.9	—	452.9	—	452.9
Federal funds purchased	125.0	—	125.0	—	125.0
Notes and debentures	1,009.6	—	1,035.8	—	1,035.8
(1)Excludes collateral dependent loans measured at fair value on a non-recurring basis totaling $25.3 million and $32.8 million at December 31, 2021 and 2020, respectively.

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
A summary of the contractual or notional amounts of People’s United’s lending-related and derivative financial instruments follows:

As of December 31 (in millions)	2021	2020
Lending-Related Financial Instruments: (1)
Loan origination commitments and unadvanced lines of credit:
Commercial and industrial	$8,332.8	$6,723.5
Home equity and other consumer	3,536.5	3,349.5
Commercial real estate	795.1	962.4
Equipment financing	655.6	437.6
Residential mortgage	18.9	44.6
Letters of credit:
Stand-by	156.0	150.4
Commercial	4.2	4.5
Derivative Financial Instruments: (2)
Interest rate swaps:
For market risk management	925.0	925.0
For commercial customers:
Customer	8,469.9	8,878.6
Institutional counterparties	8,478.3	8,881.3
Interest rate caps:
For commercial customers:
Customer	163.7	185.1
Institutional counterparties	163.7	185.1
Risk participation agreements	903.2	924.3
Foreign exchange contracts	321.8	285.3
Forward commitments to sell residential mortgage loans	0.7	25.4
Interest rate-lock commitments on residential mortgage loans	0.7	41.5
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
The fair value of People’s United’s obligations relating to its unfunded loan commitments and letters of credit was $28.4 million and $26.9 million at December 31, 2021 and 2020, respectively, and is included in other liabilities in the Consolidated Statements of Condition (see Note 6).
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
Certain of People’s United’s derivative contracts contain provisions establishing collateral requirements (subject to minimum collateral posting thresholds) based on the Company’s external credit rating. If the Company’s senior unsecured debt rating were to fall below the level generally recognized as investment grade, the counterparties to such derivative contracts could require additional collateral on those derivative transactions in a net liability position (after considering the effect of master netting arrangements and posted collateral). There were no derivative instruments with such credit-related contingent features that were in a net liability position at December 31, 2021.

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
Interest Rate Locks
In connection with its planned issuance of senior notes in the fourth quarter of 2012, People’s United entered into
U.S. Treasury forward interest rate locks (“T-Locks”) to hedge the risk that the 10-year U.S. Treasury yield component of the underlying coupon of the fixed-rate senior notes would rise prior to establishing the fixed interest rate on the senior notes. Upon pricing the senior notes, the T-Locks were terminated and the unrealized gain of $0.9 million was included (on a net-of-tax basis) as a component of AOCL. The gain is being recognized as a reduction of interest expense over the ten-year period during which the hedged item ($500 million senior note issuance) affects earnings. The portion of the unrecognized gain at December 31, 2021 that is expected to be recognized over the next 12 months totals approximately $0.1 million.
The table below provides a summary of the notional amounts and fair values (presented on a gross basis) of derivatives outstanding:

				Fair Values (1)
	Type of Hedge	Notional Amounts		Assets		Liabilities
As of December 31 (in millions)		2021	2020	2021	2020	2021	2020
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$8,469.9	$8,878.6	$359.7	$778.0	$15.8	$0.4
Institutional counterparties	N/A	8,478.3	8,881.3	24.3	5.8	75.0	156.8
Interest rate caps:
Commercial customers	N/A	163.7	185.1	1.4	3.0	0.3	—
Institutional counterparties	N/A	163.7	185.1	0.3	—	1.4	3.0
Risk participation agreements	N/A	903.2	924.3	—	—	0.2	0.4
Foreign exchange contracts	N/A	321.8	285.3	2.4	12.8	2.6	8.8
Forward commitments to sell residential mortgage loans (2)	N/A	0.7	25.4	—	0.7	—	—
Interest rate-lock commitments on residential mortgage loans (2)	N/A	0.7	41.5	—	—	—	1.0
Total				388.1	800.3	95.3	170.4
Derivatives Designated as Hedging Instruments:
Interest rate swaps:
FHLB advances	Cash flow	550.0	550.0	—	—	—	—
Subordinated notes	Fair value	375.0	375.0	—	—	—	—
Total				—	—	—	—
Total fair value of derivatives				$388.1	$800.3	$95.3	$170.4
(1)Assets are recorded in other assets and liabilities are recorded in other liabilities.
(2)Fair value totaled less than $0.1 million at December 31, 2021.

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following table summarizes the impact of People’s United’s derivatives on pre-tax income and AOCL:

	Type of Hedge	Amount of Pre-Tax Gain (Loss) Recognized in Earnings (1)			Amount of Pre-Tax Gain (Loss) Recognized in AOCL
Years ended December 31 (in millions)		2021	2020	2019	2021	2020	2019
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps:
Commercial customers	N/A	$(236.3)	$614.8	$374.9	$—	$—	$—
Institutional counterparties	N/A	241.1	(599.4)	(350.3)	—	—	—
Interest rate caps:
Commercial customers	N/A	(1.2)	1.4	1.4	—	—	—
Institutional counterparties	N/A	1.8	(1.4)	(1.5)	—	—	—
Foreign exchange contracts	N/A	1.4	1.0	1.0	—	—	—
Risk participation agreements	N/A	0.1	(0.5)	(0.4)	—	—	—
Forward commitments to sell residential mortgage loans	N/A	(0.7)	0.3	0.3	—	—	—
Interest rate-lock commitments on residential mortgage loans	N/A	1.0	(0.5)	(0.4)	—	—	—
Total		7.2	15.7	25.0	—	—	—
Derivatives Designated as Hedging Instruments:
Interest rate swaps	Fair value	9.7	5.9	0.3	—	—	—
Interest rate swaps	Cash flow	(1.9)	1.9	(1.2)	1.2	(1.3)	1.9
Interest rate locks	Cash flow	0.1	0.1	0.1	—	—	—
Total		7.9	7.9	(0.8)	1.2	(1.3)	1.9
Total		$15.1	$23.6	$24.2	$1.2	$(1.3)	$1.9
(1)Amounts recognized in earnings are recorded in interest income, interest expense or other non-interest income for derivatives designated as hedging instruments and in other non-interest income for derivatives not designated as hedging instruments.

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 24 – Balance Sheet Offsetting
The Chicago Mercantile Exchange (“CME”) legally characterizes variation margin payments for over-the-counter derivatives that clear as settlements rather than collateral. Accordingly, the Company’s accounting policies classify, for accounting and presentation purposes, variation margin payments deemed to be legal settlements as a single unit of account with the related derivative(s). At both December 31, 2021 and 2020, this presentation impacted one of the Company’s institutional counterparties. As such, People’s United has, subject to the corresponding enforceable master netting arrangement, netted the institutional counterparty’s CME derivative position and offset the counterparty’s variation margin payments in the Consolidated Statement of Condition as of both dates.
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

	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Gross Amounts Not Offset		Net Amount
As of December 31, 2021 (in millions)				Financial Instruments	Collateral
Financial assets:
Interest rate swaps/caps:
Counterparty A	$0.1	$—	$0.1	$(0.1)	$—	$—
Counterparty B	—	—	—	—	—	—
Counterparty C	1.7	—	1.7	(1.7)	—	—
Counterparty D	0.6	—	0.6	(0.6)	—	—
Counterparty E	20.0	—	20.0	—	—	20.0
Other counterparties	2.2	—	2.2	(1.7)	(0.4)	0.1
Foreign exchange contracts	2.4	—	2.4	—	—	2.4
Total	$27.0	$—	$27.0	$(4.1)	$(0.4)	$22.5
Financial liabilities:
Interest rate swaps/caps:
Counterparty A	$2.3	$—	$2.3	$(0.1)	$(2.2)	$—
Counterparty B	3.6	—	3.6	—	(3.6)	—
Counterparty C	28.8	—	28.8	(1.7)	(27.1)	—
Counterparty D	9.6	—	9.6	(0.6)	(8.7)	0.3
Counterparty E	—	—	—	—	—	—
Other counterparties	32.1	—	32.1	(1.7)	(30.4)	—
Foreign exchange contracts	2.6	—	2.6	—	—	2.6
Total	$79.0	$—	$79.0	$(4.1)	$(72.0)	$2.9

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Gross Amounts Not Offset		Net Amount
As of December 31, 2020 (in millions)				Financial Instruments	Collateral
Financial assets:
Interest rate swaps/caps:
Counterparty A	$—	$—	$—	$—	$—	$—
Counterparty B	—	—	—	—	—	—
Counterparty C	0.3	—	0.3	(0.3)	—	—
Counterparty D	—	—	—	—	—	—
Counterparty E	5.4	—	5.4	—	—	5.4
Other counterparties	0.1	—	0.1	(0.1)	—	—
Foreign exchange contracts	12.8	—	12.8	—	—	12.8
Total	$18.6	$—	$18.6	$(0.4)	$—	$18.2
Financial liabilities:
Interest rate swaps/caps:
Counterparty A	$5.6	$—	$5.6	$—	$(5.6)	$—
Counterparty B	7.1	—	7.1	—	(7.1)	—
Counterparty C	56.6	—	56.6	(0.3)	(56.3)	—
Counterparty D	21.4	—	21.4	—	(10.4)	11.0
Counterparty E	—	—	—	—	—	—
Other counterparties	69.1	—	69.1	(0.1)	(69.0)	—
Foreign exchange contracts	8.8	—	8.8	—	—	8.8
Total	$168.6	$—	$168.6	$(0.4)	$(148.4)	$19.8
The following tables show the extent to which assets and liabilities exchanged under resale and repurchase agreements have been offset in the Consolidated Statements of Condition. These agreements: (i) are entered into simultaneously with the same financial institution counterparty; (ii) have the same principal amounts and inception/maturity dates; and (iii) are subject to a master netting arrangement that contains a conditional right of offset upon default. At December 31, 2021 and 2020, the Company posted as collateral marketable securities with fair values of $252.9 million and $258.7 million, respectively, and, in turn, accepted as collateral marketable securities with fair values of $258.9 million and $254.4 million, respectively.

As of December 31, 2021 (in millions)	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented
Total resale agreements	$250.0	$(250.0)	$—
Total repurchase agreements	$250.0	$(250.0)	$—

As of December 31, 2020 (in millions)	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented
Total resale agreements	$250.0	$(250.0)	$—
Total repurchase agreements	$250.0	$(250.0)	$—

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
A five-year rolling average net charge-off rate is used as the basis for the provision for credit losses on loans for the respective operating segment in order to present a level of portfolio credit cost that is representative of the Company’s historical experience, without presenting the potential volatility from year-to-year changes in credit conditions. While this method of allocation allows management to assess the longer-term profitability of an operating segment more effectively, it may result in a measure of an operating segment’s provision for credit losses on loans that does not reflect actual losses for the periods presented. The provision for credit losses for Treasury reflects the application of the CECL standard (see Note 4).

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
The "Other" category includes the residual financial impact from the allocation of revenues and expenses (including the provision for credit losses on loans) and certain revenues and expenses not attributable to a particular segment; assets and liabilities not attributable to a particular segment; reversal of the FTE adjustment since net interest income for each segment is presented on an FTE basis; and the FTP impact from excess capital. The "Other" category also includes certain gains totaling $3.9 million, $75.9 million and $10.9 million for the years ended December 31, 2021, 2020 and 2019, respectively (included in non-interest income), and certain charges totaling $47.8 million, $45.9 million and $65.6 million for the years ended December 31, 2021, 2020 and 2019, respectively (included in non-interest expense).
The following tables provide selected financial information for People’s United’s reportable segments:

Year ended December 31, 2021 (in millions)	Commercial Banking	Retail Banking	Total Reportable Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$1,145.1	$677.6	$1,822.7	$(317.8)	$(5.8)	$1,499.1
Provision for credit losses	52.9	8.5	61.4	(0.1)	(109.6)	(48.3)
Total non-interest income	172.4	195.7	368.1	14.8	10.7	393.6
Total non-interest expense	452.0	651.8	1,103.8	2.4	77.6	1,183.8
Income (loss) before income tax expense (benefit)	812.6	213.0	1,025.6	(305.3)	36.9	757.2
Income tax expense (benefit)	162.8	42.6	205.4	(61.0)	7.9	152.3
Net income (loss)	$649.8	$170.4	$820.2	$(244.3)	$29.0	$604.9

Average total assets	$33,644.4	$10,923.9	$44,568.3	$17,946.9	$1,737.9	$64,253.1
Average total liabilities	19,466.3	28,915.0	48,381.3	7,274.9	893.9	56,550.1

Year ended December 31, 2020 (in millions)	Commercial Banking	Retail Banking	Total Reportable Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$1,098.9	$634.9	$1,733.8	$(118.5)	$(39.5)	$1,575.8
Provision for credit losses	52.8	10.0	62.8	(0.3)	93.3	155.8
Total non-interest income	217.3	182.2	399.5	7.8	85.4	492.7
Total non-interest expense (1)	478.5	1,009.4	1,487.9	3.7	72.5	1,564.1
Income (loss) before income tax expense (benefit)	784.9	(202.3)	582.6	(114.1)	(119.9)	348.6
Income tax expense (benefit)	144.7	27.4	172.1	(19.8)	(23.3)	129.0
Net income (loss)	$640.2	$(229.7)	$410.5	$(94.3)	$(96.6)	$219.6

Average total assets	$35,946.3	$13,447.3	$49,393.6	$9,988.1	$1,656.4	$61,038.1
Average total liabilities	16,524.6	26,978.3	43,502.9	8,863.8	859.6	53,226.3
(1)Retail Banking includes a $353.0 million non-cash goodwill impairment charge (see Note 8).

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Year ended December 31, 2019 (in millions)	Commercial Banking	Retail Banking	Total Reportable Segments	Treasury	Other	Total Consolidated
Net interest income (loss)	$807.1	$555.1	$1,362.2	$66.5	$(16.4)	$1,412.3
Provision for credit losses	44.1	8.9	53.0	—	(24.7)	28.3
Total non-interest income	206.5	195.9	402.4	14.1	14.6	431.1
Total non-interest expense	448.7	600.2	1,048.9	13.8	100.0	1,162.7
Income (loss) before income tax expense (benefit)	520.8	141.9	662.7	66.8	(77.1)	652.4
Income tax expense (benefit)	104.3	28.5	132.8	13.5	(14.3)	132.0
Net income (loss)	$416.5	$113.4	$529.9	$53.3	$(62.8)	$520.4

Average total assets	$29,746.8	$12,560.9	$42,307.7	$7,882.3	$1,468.0	$51,658.0
Average total liabilities	11,490.2	23,397.7	34,887.9	9,011.9	686.9	44,586.7

NOTE 26 – Parent Company Financial Information
Condensed financial information of People’s United (parent company only) is presented below:
CONDENSED STATEMENTS OF CONDITION

As of December 31 (in millions)	2021	2020
Assets:
Cash at bank subsidiary	$490.2	$305.3
Total cash and cash equivalents	490.2	305.3
Equity securities, at fair value	—	5.3
Investments in subsidiaries:
Bank subsidiary	7,775.6	7,600.3
Non-bank subsidiaries	10.1	7.3
Goodwill	203.0	203.0
Due from bank subsidiary	5.8	3.1
Other assets	0.2	62.2
Total assets	$8,484.9	$8,186.5
Liabilities and Stockholders’ Equity:
Notes and debentures	$578.4	$579.1
Other liabilities	4.7	4.6
Stockholders’ equity	7,901.8	7,602.8
Total liabilities and stockholders’ equity	$8,484.9	$8,186.5

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
CONDENSED STATEMENTS OF INCOME

Years ended December 31 (in millions)	2021	2020	2019
Revenues:
Dividend income from subsidiaries:
Bank subsidiary	$437.0	$498.0	$457.0
Non-bank subsidiaries	2.5	—	—
Interest income	0.1	0.3	0.4
Non-interest income	1.1	(0.8)	1.7
Total revenues	440.7	497.5	459.1
Expenses:
Interest on notes and debentures	21.7	21.7	19.2
Non-interest expense	20.0	8.5	14.1
Total expenses	41.7	30.2	33.3
Income before income tax benefit and subsidiaries undistributed income (distributions in excess of income)	399.0	467.3	425.8
Income tax benefit	(8.5)	(6.5)	(6.2)
Income before subsidiaries undistributed income (distributions in excess of income)	407.5	473.8	432.0
Subsidiaries undistributed income (distributions in excess of income)	197.4	(254.2)	88.4
Net income	$604.9	$219.6	$520.4
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31 (in millions)	2021	2020	2019
Net income	$604.9	$219.6	$520.4
Other comprehensive (loss) income, net of tax:
Net unrealized losses on derivatives accounted for as cash flow hedges	(0.1)	(0.1)	(0.1)
Other comprehensive (loss) income of bank subsidiary	(47.5)	77.8	90.0
Total other comprehensive (loss) income, net of tax	(47.6)	77.7	89.9
Total comprehensive income	$557.3	$297.3	$610.3

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31 (in millions)	2021	2020	2019
Cash Flows from Operating Activities:
Net income	$604.9	$219.6	$520.4
Adjustments to reconcile net income to net cash provided by operating activities:
Subsidiaries (undistributed income) distributions in excess of income	(197.4)	254.2	(88.4)
Net change in other assets and other liabilities	58.4	(2.1)	(0.7)
Net cash provided by operating activities	465.9	471.7	431.3
Cash Flows from Investing Activities:
Proceeds from sales of equity securities	6.4	2.0	1.6
Net cash provided by investing activities	6.4	2.0	1.6
Cash Flows from Financing Activities:
Cash dividends paid on common stock	(307.8)	(304.1)	(274.8)
Cash dividends paid on preferred stock	(14.1)	(14.1)	(14.1)
Common stock repurchases	(2.1)	(306.1)	(4.5)
Proceeds from stock options exercised	36.6	0.7	24.1
Net cash used in financing activities	(287.4)	(623.6)	(269.3)
Net increase (decrease) in cash and cash equivalents	184.9	(149.9)	163.6
Cash and cash equivalents at beginning of year	305.3	455.2	291.6
Cash and cash equivalents at end of year	$490.2	$305.3	$455.2

NOTE 27 – Subsequent Event
On February 18, 2022, People’s United and M&T jointly announced that the two companies have agreed to extend their merger agreement from February 21, 2022 to June 1, 2022 in order to provide additional time to obtain regulatory approval from the FRB. The merger received approval from both the New York State Department of Financial Services and the Connecticut Department of Banking in October 2021. Approval by the FRB is the only outstanding regulatory approval required to complete the merger.

People’s United Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 28 – Selected Quarterly Financial Data (Unaudited)
The following table presents People’s United’s quarterly financial data for 2021 and 2020:

	2021 (1)				2020 (1)
(dollars in millions, except per common share data)	First	Second	Third	Fourth	First	Second	Third	Fourth
Interest and dividend income	$417.0	$406.3	$393.8	$384.2	$499.1	$457.6	$436.8	$421.5
Interest expense	31.1	25.4	23.5	22.2	103.1	52.0	45.4	38.7
Net interest income	385.9	380.9	370.3	362.0	396.0	405.6	391.4	382.8
Provision for credit losses	(13.6)	(40.8)	12.1	(6.0)	33.5	80.8	26.8	14.7
Net interest income after provision for credit losses	399.5	421.7	358.2	368.0	362.5	324.8	364.6	368.1
Non-interest income	94.6	99.0	100.4	99.6	123.8	89.6	101.1	178.2
Non-interest expense	311.9	305.0	289.2	277.7	320.1	304.0	293.6	646.4
Income (loss) before income tax expense	182.2	215.7	169.4	189.9	166.2	110.4	172.1	(100.1)
Income tax expense	37.7	44.9	29.7	40.0	35.8	20.5	27.5	45.2
Net income (loss)	144.5	170.8	139.7	149.9	130.4	89.9	144.6	(145.3)
Preferred stock dividend	3.5	3.5	3.5	3.5	3.5	3.5	3.5	3.5
Net income (loss) available to common shareholders	$141.0	$167.3	$136.2	$146.4	$126.9	$86.4	$141.1	$(148.8)
Common Share Data:
EPS:
Basic	$0.34	$0.40	$0.32	$0.35	$0.30	$0.21	$0.34	$(0.36)
Diluted	0.33	0.39	0.32	0.34	0.30	0.21	0.34	(0.35)
Common dividends paid	75.7	77.3	77.4	77.4	77.3	75.5	75.7	75.6
Dividends paid per common share	0.1800	0.1825	0.1825	0.1825	0.1775	0.1800	0.1800	0.1800
Common dividend payout ratio	53.7%	46.2%	56.8%	52.9%	60.9%	87.4%	53.6%	(50.8)%
Stock price:
High	$19.40	$19.62	$18.08	$19.05	$17.00	$13.99	$12.36	$13.58
Low	12.66	16.75	15.18	16.20	10.40	9.37	9.74	9.98
Weighted average common shares outstanding (in millions):
Basic	419.12	421.09	421.43	421.65	427.18	417.91	418.05	418.15
Diluted	422.58	425.08	424.77	425.45	429.77	420.15	420.29	420.39
(1)The sum of the quarterly amounts for certain line items may not equal the full-year amounts due to rounding.

INDEX TO EXHIBITS

Designation	Description

21	Subsidiaries

23	Consent of KPMG LLP

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.1
The following financial information from People’s United Financial, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 formatted in Inline XBRL: (i) Consolidated Statements of Condition as of December 31, 2021 and 2020; (ii) Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2021, 2020 and 2019; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019; and (vi) Notes to Consolidated Financial Statements.

104	Cover page formatted in Inline XBRL and contained within Exhibit 101.1