Form 10-K/A
period 2021-12-31
People's United Financial, Inc.
filed 2022-03-31
CIK 1378946

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
As of March 2, 202
2
, there were 431,316,352 shares of the registrant’s common stock outstanding.

PEOPLE’S UNITED FINANCIAL, INC.
Explanatory Note
This Amendment No. 1 (the “Amendment”) on Form
10-K/A
is being filed with respect to People’s United Financial, Inc.’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2022 (the “Form
10-K”).
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
paragraphs 3, 4 and 5 of the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith have been omitted. The cover page of the Form
10-K
is also amended to delete the reference to incorporation by reference with respect to Part III information. This Amendment makes no other changes to the Form
10-K.
This Amendment does not reflect events occurring after the filing of the Form
10-K
or modify disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with our Form
10-K
and with our filings with the SEC subsequent to the filing of our Form
10-K.
On February 22, 2021, People’s United Financial, Inc. and M&T Bank Corporation (“M&T”) announced the execution of a definitive Agreement and Plan of Merger, dated as of February 21, 2021 (the “Merger Agreement”), pursuant to which M&T will acquire the Company in an all-stock
transaction. On March 4, 2022, M&T received regulatory approval from the Board of Governors of the Federal Reserve. The transaction previously received approval from both the New York State Department of Financial Services and the Connecticut Department of Banking. No further regulatory approvals are required and the Company and M&T expect the merger to close on or about April 1, 2022, subject to the satisfaction of remaining customary closing conditions. Therefore, the Company will not hold a 2022 Annual Meeting or file a corresponding definitive proxy statement.
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

Part III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors
Set forth below is information about each of the Company’s directors and executive officers including ages as of March 1, 2022 and the business experience of each during the past five years. Information regarding each director’s length of service as a director includes such person’s term of service as a director of the Bank, if he or she was elected prior to 2007.
John P. Barnes
, age 66, since June 2018, is Chairman of the Board and Chief Executive Officer of People’s United. Previously, he served as President and Chief Executive Officer since July 2010. Mr. Barnes previously served as Senior Executive Vice President and Chief Administrative Officer for People’s United following the acquisition of Chittenden Corporation in early 2008. Mr. Barnes served as an Executive Vice President of Chittenden since 1997. He became a member of our board in 2010. Mr. Barnes also serves as the chairman of The People’s United Community Foundation.
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
Collin P. Baron
, age 74, is a member of the law firm of Pullman & Comley, LLC, a full-service law firm with offices in major Connecticut cities and in White Plains, N.Y. He has been affiliated with the firm since 1973. He serves as a member of the Company’s Enterprise Risk Committee and has been a director since 2001.
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
George P. Carter
, age 85, is the former President of Connecticut Foods, Inc. He currently serves as our Lead Director and also serves as a member of the Company’s Audit, Compensation and Enterprise Risk Committees, and serves as Chairman of the Nominating and Corporate Governance Committee.
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
Jane Chwick
, age 59, was elected to the Board of Directors of the Bank and the Company on September 21, 2017. Ms. Chwick was a partner at Goldman Sachs where she had a
30-year
career in technology, including most recently as the
Co-Chief
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
Ms. Chwick currently serves on a number of boards for corporate and not for profit organizations including Voya Financial, MarketAxess, and Thoughtworks, Inc. At Voya Financial, she is Chair of the Technology, Innovation and Operations Committee and a member of the Risk, Investments and Finance Committee and Nomination and Governance Committee. At MarketAxess, Ms. Chwick is Chair of the Risk Committee and a member of the Nomination and Governance Committee. At Thoughtworks Holding Inc., she is a member of the Nomination, Governance and ESG Committee and the Compensation and Talent Committee. She earned an undergraduate degree in Mathematics from Queens College, and an M.B.A. with a concentration in quantitative analysis from St. John’s University. Ms. Chwick is a member of the Company’s Enterprise Risk and Nominating and Corporate Governance Committees.
Qualifications:
The board believes that Ms. Chwick’s extensive technology leadership experience, gained in a global financial services firm, combined with her in-depth
knowledge of the New York market and industry insight, bring valuable skills and strategic perspective to the board.
William F. Cruger, Jr.
, age 63, was, until August 2013, Vice Chairman of Investment Banking at J.P. Morgan Chase & Co., a leading global financial services firm. His responsibilities included senior client relationship management and transaction leadership with a primary focus on financial institutions, among other sectors. Mr. Cruger was Managing Director, Financial Institutions Group at J.P. Morgan Chase from 1996 until 2011 when he was elevated to the position of Vice Chairman. He also ran the firm’s investment banking practices in Japan from 1991 to 1996, in Latin America from 1989 to 1991, and in Emerging Asia from 1984 to 1988. He began his career at J.P. Morgan Chase in 1982.
Currently Mr. Cruger is a member of the board of MarketAxess Holdings Inc., serving as a member of the Audit and Finance Committees and the Chairman of the Nominating and Corporate Governance Committee, and of Virtu Financial, Inc., serving as Chairman of the Audit Committee and a member of the Risk Committee. He has also served on the boards of Archipelago, Capital IQ and Credittrade.
Mr. Cruger has developed extensive experience in the evaluation of financial statements and has a thorough understanding of generally accepted accounting principles and financial reporting procedures. He currently serves as Chairman of the audit committee of two public companies and is a member of the audit committee of a third public company.
Qualifications:
Mr. Cruger is a member of the Company’s Enterprise Risk and Nominating and Corporate Governance Committees, and currently serves as Chairman of the Company’s Audit Committee. He has been a director since 2014. The board believes that Mr. Cruger’s diverse experience in investment banking at a global financial services firm, his extensive knowledge of financial institutions and financial markets (including the New York market), his leadership roles as a director of other financial services firms, and his international business experience bring critical skills and strategic insight to the board. Based on this background and experience, the board has identified Mr. Cruger as an audit committee financial expert and as a “risk expert” on the Enterprise Risk Committee, as required for bank holding companies with assets over $50 billion under the Dodd-Frank Act, as amended.
John K. Dwight
, age 77, had served as a director of Chittenden since 1999. He is the founder and Chairman of Dwight Asset Management Company, a registered investment advisor managing over $60 billion in fixed income assets for insurance companies, stable value funds, and other institutional clients. Mr. Dwight is a former director of Old Mutual Asset Management US Holdings, Inc., a founding member of the Stable Value Investment Association and the Vermont Security Analysts Chapter. In addition, Mr. Dwight is a past trustee of St. Lawrence University and the Shelburne Museum.
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
Jerry Franklin
, age 74, was the President and Chief Executive Officer of Connecticut Public Broadcasting Inc., a position he held from 1985 until his retirement in June 2019. He has been a director since 1997.
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
Janet M. Hansen
, age 79, was employed as Executive Vice President of Aquarion Company, a diversified water management company, from 1995 until her retirement in March 2005. Ms. Hansen served as Aquarion’s

Treasurer and Chief Financial Officer from 1992 through 1999. Aquarion was, until its acquisition by Kelda Group, plc in 2000, a publicly-held company listed on the New York Stock Exchange. Ms. Hansen was President and Chief Executive Officer of Aquarion’s principal operating subsidiary, Aquarion Water Company, from 2000 to 2003. She served in a variety of other financial positions during her
29-year
career with Aquarion in addition to the positions specifically noted above.
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
Ms. Hansen became a member of the board of directors in February 2004. She is a member of the Company’s Audit, Enterprise Risk and Compensation Committees. She also served on the board of directors of Pennichuck Corporation (a publicly-owned holding company for a group of water utilities and related businesses) until its sale in January 2012. Ms. Hansen is a graduate of Salem State College and has an M.B.A. in Finance from the University of Connecticut. She is also a graduate of the Advanced Management Program and the International Senior Management Program at Harvard University.
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
 McAllister
, age 62, was Americas
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
Qualifications:
In evaluating Ms. McAllister’s qualifications as a director, the board noted that she is a seasoned business executive with 30 years of banking experience including deep knowledge of the capital markets and significant experience in financial services. In addition, Ms. McAllister is a fifth-generation native New Yorker with strong working knowledge of the New York market, an area of increasing importance to our business. The Board has identified Ms. McAllister as an audit committee financial expert and as a “risk expert” on the Enterprise Risk Committee, as required for bank holding companies with assets over $50 billion under the Dodd-Frank Act, as amended.
Mark W. Richards
, age 76, became a member of the board of directors effective January 1, 2008 immediately following completion of the merger of Chittenden into People’s United. Mr. Richards had served as a director of

Chittenden from 1999 until its merger with People’s United. He is President of The Richards Group in Brattleboro, Vermont, an independent, full-service insurance and financial services firm specializing in providing risk management, employee benefits and investment advisory services to individuals, families, and businesses primarily in Vermont and New Hampshire. Until 2008, Mr. Richards was also vice president and the majority owner of Lyon Travel Agency, a privately-owned, nationally-recognized provider of travel management services. Mr. Richards is a graduate of Williams College and served as an officer in the U.S. Navy.
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
Qualifications:
The board has determined that by virtue of his background in insurance-related financial services, Mr. Richards provides the board with an important perspective, especially with respect to the Bank’s commercial banking division. The board also considered that Mr. Richards has extensive experience in our Vermont market with more than 20 years’ experience as a director of a public company and director of a financial services organization, having formerly served as a director of Vermont Financial Services Corporation (parent of Vermont National Bank) from 1988 to 1999, and Chittenden (parent of multiple banks) from 1999 until Chittenden’s merger into People’s United effective January 1, 2008.
Kirk W. Walters
, age 66, joined People’s United as an executive officer and member of the board of directors on March 16, 2011. He currently serves as Senior Executive Vice President of Corporate Development and Strategic Planning. In addition, during 2011-2014, Mr. Walters served as Chief Financial Officer. Prior to joining People’s United, he was a Senior Executive Vice President and director of Santander Holdings USA, Inc. Previously, Mr. Walters held various senior executive positions with Chittenden Corporation from 1996-2008; Northeast Federal Corporation (including Chairman, President, and CEO) from 1989-1995; and CalFed, Inc. from 1984-1989. He began his career with Coopers & Lybrand and is a member of the American Institute of CPAs as well as the California Society of CPAs. Mr. Walters is also actively involved in several philanthropic activities among which are AngelFlight and ImproveCareNow. Mr. Walters holds a Bachelor of Science in Accounting from the University of Southern California.
Qualifications:
Mr. Walters has worked in the banking industry for more than 35 years, much of it in the Northeast. This experience and his former position as our chief financial officer are significant factors in the board’s evaluation of Mr. Walters’ qualifications for service as a director.
During the past five years, except for Messrs. Barnes and Walters, no director has had a principal occupation or employment with us or any of our subsidiaries or other affiliates. No director is related by blood, marriage or adoption to any of our executive officers or any executive officer of our subsidiaries or other affiliates.
Executive Officers
Other than Messrs. Barnes and Walters, for which disclosure is provided above, the following provides information regarding our other executive officers.
Richard Barry
, age 56, is Executive Vice President, Chief Credit Officer, responsible for oversight and management of enterprise-wide credit risk activities. Mr. Barry has more than 25 years’ experience in managing risk and growing businesses for community-centric financial services companies. Mr. Barry joined People’s United in 2020. Before joining People’s United, Mr. Barry was the Chief Credit Officer at KeyCorp where he was responsible for all credit risk activities, including oversight of a $175 billion portfolio. He joined Key from First Niagara where he was the Chief Risk Officer, and played an integral role in the acquisition and integration of First Niagara into Key. Prior to that, he spent more than a decade at Citizens Financial Group with roles of increasing responsibility, including President of the Connecticut market, and most recently as Chief Credit Officer, managing a $65 billion portfolio of mid-corporate,
middle market, small business, commercial real estate and several specialty businesses. Mr. Barry received a Bachelors degree in Finance from Bentley University and an M.B.A. from Babson College’s F.W. Olin Graduate School of Business.
Kristy Berner
, age 47, is Executive Vice President, General Counsel and Corporate Secretary. She joined the Company in September, 2018 and is responsible for the direction and management of the legal operations, ESG and legislative affairs. Ms. Berner has spent nearly half of her career as a General Counsel to full-service regional banks. She previously served as General Counsel and Corporate Secretary of First Niagara Bank until it was acquired by KeyCorp in 2016. Following the acquisition, she served as Deputy General Counsel and Assistant Corporate Secretary until joining the Company in 2018. Ms. Berner holds a bachelor’s degree, M.B.A. and Juris Doctor from the State University of New York Buffalo. She is a member of the New York bar and Authorized
In-House
Counsel in Connecticut.
Michael Boardman
, age 58, joined the Company as Executive Vice President, Head of Wealth Management in January 2020. In this position, he is responsible for strategic oversight and management of the Bank’s Wealth Management Groups, including People’s United Advisors—the registered investment advisor of People’s United Bank—and Private Banking and Institutional Asset Management. Mr. Boardman brings more than 30 years’ experience to People’s United at large banks and financial institutions. Prior to joining People’s United, Mr. Boardman was Executive Vice President, Head of U.S. Wealth Management for HSBC. Prior to that, he served as Chief Executive Officer of Chase Wealth Management, and before that, in similar senior leadership roles at U.S. Bank and Charles Schwab. Mr. Boardman received a B.A. in Economics from Middlebury College and earned his M.B.A. from Columbia University.
Mark Herron
, age 63, is Executive Vice President, Chief Marketing Officer. He is responsible for the strategic positioning of the Company and overseeing enterprise-wide marketing, digital and social media, customer research, data analytics, our website www.peoples.com and corporate communications. Mr. Herron has over 30 years of experience in marketing positions. He joined People’s United Bank in 2016 from BB&T Corporation, in Winston-Salem, NC where he last served as Executive Vice President, Enterprise Sales Manager. At BB&T, he was chiefly responsible for sales and service processes, marketing analytics and marketing automation. Mr. Herron received a B.S. in Business Administration, Marketing from East Carolina University.
Sara M. Longobardi
, age 58, is Senior Executive Vice President, Retail Banking. She is responsible for our branch network and residential and consumer lending areas as well as for ensuring the overall customer experience. From 2004 until April 2014, she served as senior vice president for Customer Relationship Development in the Retail and Business Banking division, where she developed, implemented and managed the strategy to drive the expansion and retention of profitable customer relationships. Ms. Longobardi joined People’s United in 1991. Ms. Longobardi holds a B.S. in Finance from the University of Illinois.
David K. Norton
, age 66, has been a Senior Executive Vice President and Chief Human Resources Officer since October 2009 and is responsible for all human resources functions. Prior to joining People’s United, Mr. Norton was a Senior Vice President, Human Resources at The New York Times Co. since 2006. For more than five years prior to that date, Mr. Norton was employed as the Executive Vice President, Human Resources by Starwood Hotels and Resorts. He holds a B.A. in Business Administration from Michigan State University and completed the Advanced Management Program at Northwestern University.
Lee C. Powlus
, age 61, has been a Senior Executive Vice President and Chief Administrative Officer since May 2011. He has oversight of Information Technology, Project Management, Information Security, Operations and eBusiness, Business Services and Real Estate Services. Mr. Powlus, who joined People’s United in 2008, previously served as Executive Vice President and Chief Administrative Officer since September 2010. Before joining the Company, he served as Director of Information Technology for Chittenden Corporation. Mr. Powlus received his M.B.A. and bachelor’s degree from the University of Vermont.

Daniel G. Roberts
, age 62, is Executive Vice President and Chief Risk Officer since 2018. He is responsible for overall risk management, including the compliance, loan review and operational risk functions. Most recently, Mr. Roberts was the Chief Auditor at People’s United, the role he held since joining the company in 2012. Prior to joining People’s United, he spent 27 years at Citigroup. There, he held roles as Managing Director and Chief Auditor in multiple division and global roles that included: Global Consumer Businesses, Global Compliance/AML, Global Basel Capital Management, and Global Audit
Re-engineering.
In addition, Mr. Roberts held domestic and international roles in consumer business management, regulatory compliance, credit loan review, credit, risk management and operational re-engineering.
Mr. Roberts is a graduate of Gettysburg College where he received his bachelor of science in Accounting.
R. David Rosato
, age 60, is Senior Executive Vice President and Chief Financial Officer (CFO). Mr. Rosato has been CFO of People’s United Bank since April 2014 and CFO of People’s United Financial, Inc. since January 2015. Mr. Rosato joined People’s United in 2007 as Senior Vice President and Treasurer responsible for all treasury functions including interest-rate risk management and modeling, fixed income portfolio management, derivative activities, capital management, as well as wholesale funding and liquidity. Prior to joining People’s United, he was Treasurer at Webster Financial Corp. Mr. Rosato earned both his M.B.A. and a bachelor’s degree in business and economics from The University of Maryland and is a Chartered Financial Analyst.
Jeffrey J. Tengel
, age 59, is President of People’s United Financial, Inc. He joined People’s United in February 2010 and served as Senior Executive Vice President, Commercial Banking until he was promoted to President in May 2018. As President, he has responsibility for Commercial Banking, Retail Banking and Wealth Management. Prior to joining People’s United, Mr. Tengel was an Executive Vice President at PNC Financial Services Group since January 2009 and previously at National City Corporation. Mr. Tengel holds a bachelor’s degree from Marquette University and received his M.B.A. from Case Western Reserve University.
Code of Ethics
People’s United has adopted a Code of Ethics that applies to its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer that conforms to the requirements of the Sarbanes-Oxley Act of 2002 and NASDAQ listing standards. The text of the Code of Ethics is available on People’s United’s website at www.peoples.com, under “Investor Relations—Governance Documents—Code of Ethics for Senior Financial Officers.” Information on the Company’s website is not incorporated by reference herein. The Company also has a written Code of Conduct that articulates our philosophy with respect to ethical conduct in the workplace and establishes standards for behavior, including standards with respect to compliance with laws and regulations, actual or potential conflicts of interest, fairness, insider trading, use of People’s United or customer information and public and financial disclosure. This Code of Conduct is applicable to all directors, executive officers and employees of People’s United. We will disclose within four business days any substantive amendments to or waivers from the Code of Ethics granted to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website as set forth above rather than by filing a Current Report on Form
8-K.
In the case of a waiver of our Code of Conduct for an executive officer or a director, the required disclosure also will be made available on our website within four business days of the date of such waiver.
Audit Committee
In 2021, the members of the Audit Committee were independent directors Messrs. Cruger (Chair), Carter, Dwight, Franklin, Ms. Hansen and Ms. McAllister. The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. Each member of the Audit Committee is “independent,” as that term is defined in Rule 5605(a)(2) of the listing standards of The Nasdaq Stock Market. Each member of the Audit Committee also satisfies the more stringent definition of independence required for members of audit committees generally, as set forth in Rule 5605(c)(2)(A) of the listing standards of The Nasdaq Stock Market. The Audit Committee is responsible for monitoring our accounting practices and internal controls, including the supervision of an annual audit of our financial statements by independent registered public accountants.

Our Board of Directors has adopted a written charter for the Audit Committee, including provisions recognizing the specific audit committee responsibilities imposed by the Sarbanes-Oxley Act of 2002, SEC rules implementing that Act, and the listing standards of The Nasdaq Stock Market.
In 2021, the Board determined that all members of the Audit Committee met the requirements of an “Audit Committee Financial Expert,” as that term is defined under Section 407 of the Sarbanes Oxley Act of 2002 and the applicable regulations adopted by the SEC.
Item 11. Executive Compensation.
Compensation Discussion and Analysis
This section includes information about our executive compensation practices, and includes information about compensation paid to our executives by our subsidiaries and affiliates, including our named executive officers (“NEOs”) who appear in the Summary Compensation Table. Our NEOs are:
Named Executive Officers

•
John P. Barnes
, Chairman and Chief Executive Officer

•
Lee C. Powlus
, Senior Executive Vice President and Chief Administrative Officer

•
R. David Rosato
, Senior Executive Vice President and Chief Financial Officer
• Jeffrey J. Tengel , President • Kirk W. Walters , Senior Executive Vice President, Corporate Development and Strategic Planning
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
Our 2021 performance was strong, especially in light of the continued uncertain economic environment caused by the
COVID-19
pandemic.
Pre-provision
net revenue of $709 million increased 41% from the prior year, reflecting the success of recent acquisitions and solid execution across core operations.
(1)
Financial highlights for 2021 included:

•	Operating earnings were $628.6 million in 2021, or $1.48 per share, compared to $534.6 million, or $1.27 per share, in 2020

•	Loan balances at the end of 2021 were $37.9 billion, down 14% from 2020

•	Deposits increased 3% to $53.8 billion

•	Sustained excellent asset quality as evidenced by net loan charge-offs to average total loans of 8 basis points

(1)	With respect to Non-GAAP financial measures, please see the section at page 26 of our 2021 Annual Report on Form 10-K (Non-GAAP Financial Measures and Reconciliation to GAAP).

Despite all of the challenges caused by the pandemic and the pending merger of the Company with and into M&T Bank Corporation, the Company had strong financial performance. Our executives’ compensation is closely aligned with our performance, and our incentive compensation payouts for 2021 reflected our performance over the past year. Please refer to the section titled
Payout of 2021 Short-Term Incentive Plan Awards
for more information on the incentive compensation decisions made for 2021 performance.
For 2021, direct compensation for our NEOs was comprised of the following elements:

Payout of 2021 Short-Term Incentive Plan Awards.
Funding for organization-wide payouts under the Short-Term Incentive Plan (“STIP”) for 2021 was based on the achievement against a pre-established
operating EPS goal of $1.17. With an operating EPS result of $1.48, the incentive payout pool was calculated at 150%.
(1)
For more information on this and the STIP decisions for the Named Executive Officers, please refer to section
Rating Past Performance—2021 Short-Term Incentive Plan Awards
.
After the overall incentive plan funding was determined, each individual executive’s payout was finalized to reflect performance against his or her individual goals. The table below outlines key information on our Short-Term Incentive Plan and the range of incentive payouts for the NEOs.

	2021 STIP Funding Range
Performance Metric for Plan Funding	Level of Achievement	EPS	Funding Payout(a)	Actual Result	Funding	Determining NEO Incentive Payout	Range of NEO Incentive Opportunity	Incentive Payouts as % of NEO Targets
	Maximum	$1.40	150%			1) Plan funding
						2) Individual
Operating EPS	Target	$1.17	100%	$1.48	150%	performance against goals	0 - 200%	150%
	Threshold	$0.93	50%

(1)	With respect to Non-GAAP financial measures, please see the section at page 26 of our 2021 Annual Report on Form 10-K (Non-GAAP Financial Measures and Reconciliation to GAAP).

(a)	For achievement between threshold and target and target and maximum, funding payout is determined based on linear interpolation.
Payout of 2019 Performance Share Awards.
On February 21, 2019, each NEO received a grant of performance shares as part of his or her long-term incentive opportunity under the 2014 Long-Term Incentive Plan. The NEO could earn between 0% and 150% of the performance shares based on the achievement of the performance metrics over the performance time period of January 1, 2019 through December 31, 2021.
On January 19, 2022, the Compensation Committee reviewed the performance against the performance metrics, and approved the funding described below in the table. The funding for performance shares for the 2019-2021 performance period was based on the Company’s achievement against pre-established
goals for Net Income, Return on Average Tangible Common Equity (ROATCE), and relative Total Shareholder Return (TSR) over the performance period. The performance metrics used were:

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

The table below summarizes these metrics at the minimum, target and maximum levels for the 2019-2021 performance period, as well as the company’s achievement and resulting funding and payout.

	2019-2021 Performance Share Funding Range
Performance Metric for Plan Funding	Level of Achievement	Scale	Funding Payout (1)		Actual Result	Funding	Weighting		Payout Result
Net Income	Maximum Target Threshold	7% 6% 5%	150 100 50	% % %	11%	150%	33	1 / 3%
ROATCE	Maximum Target Threshold	14% 11% 8%	150 100 50	% % %	14%	150%	33	1 / 3%	123%
Relative TSR	Maximum Target Threshold	80th 50th 20th	150 100 50	% % %	31st percentile	68%	33	1 / 3%

(1)	For achievement between threshold and target and target and maximum, funding payout is determined based on linear interpolation.
Each of the NEOs received performance shares under the 2014 Long-Term Incentive Plan, and based on the above results and funding, each Named Executive Officer earned 123% of the shares granted in 2019, which shares vested on March 1, 2022.

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
Peer Group Review.
To ensure that the peer group continues to be a valid reference point for making executive compensation decisions, the Compensation Committee reviews the composition of the peer group annually and makes adjustments as needed. In October 2020, the company reviewed and updated the peer group for compensation decisions made in 2021.
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
The Compensation Committee consists of three directors, all of whom are “independent” within the meaning of Rule 5605(a)(2) of The Nasdaq Stock Market and also satisfy the standards prescribed by Rule 5605(d)(2)(A) of The Nasdaq Stock Market. The Board of Directors evaluates the independence of Committee members annually. This evaluation, and the determination that each member of the Committee is independent and satisfies the standards prescribed by Rule 5605(d)(2)(A) of The Nasdaq Stock Market, was most recently made in February 2022.
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
The Compensation Committee retains the services of an independent compensation consultant. During 2021, the Committee engaged the consulting firm Willis Towers Watson to provide insight into prevalent compensation practices and emerging trends, analyze named executive officers’ compensation arrangements and summarize changes in the regulatory environment. Specifically, the consultant provided the following services:

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
Annual Compensation-Setting Process.
The principal components of executive compensation packages consist of: base salary; annual cash bonus (also called the STIP Bonus); and long-term incentives. We call the combination of these components “direct compensation.” For each named executive officer, a significant percentage of direct compensation is at-risk,
meaning it will generally be earned or increase in value when the named executive officer and we are successful in ways that are aligned with and support shareholder interests.
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
The Compensation Committee seeks to create what it believes is the best mix of the principal components of direct compensation in delivering the named executive officers’ direct compensation. These components are evaluated in relation to benchmark data derived from information reported in publicly-available proxy statements or from market survey data. The companies, which are the source of the benchmark data, may be different for the Chief Executive Officer and for the other named executive officers, due to differences in the availability of reliable data for comparable executive positions below the Chief Executive Officer level. As discussed below under the heading “
—Committee Actions Affecting 2021 Compensation
,” the Committee uses the benchmark data as a primary reference point when setting the Chief Executive Officer’s target compensation, and as a reference point when setting the target compensation for the other named executive officers. Except in unusual circumstances, the committee sets target compensation at levels that are competitive with the benchmark data.
Assembly of the direct compensation package for each named executive officer begins with the establishment of target ranges for the separate elements making up each named executive officer’s direct compensation package. The Committee establishes these target ranges in consultation with the Chief Executive Officer and the independent compensation consultant. The target range for each element of direct compensation for each named executive officer is around the 50 th
percentile of the benchmark data. Deviations from the target ranges may be made to account for a particular executive’s experience, complexity of responsibility, value to the organization, and expertise in his or her field of responsibility.
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
The target amount of the STIP Bonus award is expressed as a percentage of the executive’s base salary for the ensuing year. The assumed value of stock options for purposes of assembling the compensation package is determined using the Black-Scholes option pricing model, and the assumed value of performance share units and restricted stock grants is the fair value of the common stock, in each case determined as of a date reasonably close to the date the grants are to be made. For 2021, the overall target value of these long-term awards is comprised of 50% performance share awards, 25% stock options and 25% restricted stock awards. The Committee may decide to depart from the target levels established for the STIP Bonus or equity compensation awards, for the same reasons as discussed with respect to base salary.
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
The objective of the annual compensation-setting process is to establish the appropriate level and mix of compensation for each named executive officer, in reference to the factors discussed above. The Committee believes that the accounting treatment of any given element of direct compensation, while relevant, is not a fundamental consideration in the compensation-setting process. For the same reasons, the Compensation Committee considers, but does not give undue weight to, the tax treatment of each component of compensation.
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

For the STIP Bonus, the target performance measures are objective measures that reflect our operating results for the year for which the target is established. The Committee has historically sought to ensure that attainment of the target performance measure is challenging yet achievable. When establishing a performance target in relation to results of operations, the Committee seeks to establish a target based on operating results derived from sources that are reasonably predictable and stable. Therefore, the Committee often specifies a target operating measure (such as earnings per share, or EPS) that is based on results from continuing operations. After the conclusion of the fiscal year, the Chief Executive Officer may suggest that the Committee consider additional adjustments to the target operational measures which are designed to eliminate the effects of extraordinary or unusual events. Some events for which these kinds of adjustments are made may occur from time to time, but are nevertheless considered to be extraneous to the conduct of normal day-to-day
banking business. The Committee is not required to adopt the Chief Executive Officer’s recommendations. For any given year, the Committee may decide to establish performance measures in addition to or in place of operationally-based measures. For 2021, the Committee established a STIP funding performance target based on EPS. The EPS performance measure established by the Committee differs from EPS as reported under U.S. generally accepted accounting principles (GAAP) because it excludes the effects of certain non-routine
items. For 2021, this measure was identical to “operating EPS” as reported by us from time to time during 2021 and in January 2022. With respect to non-GAAP
performance measures and targets discussed on the STIP and performance shares in this Compensation Discussion and Analysis, please see the section at page 26 of our 2021 Annual Report on
Form 10-K
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
For the performance share awards, the Compensation Committee determines what performance measures are appropriate, the number of performance measures, and the weighting of each of the measures. The target performance measures for the performance share awards are based on our operating results for the three-year performance period, as well as Total Shareholder Return (TSR) relative to our peer group. To establish targets for the performance period, the Compensation Committee considers the budget for the upcoming year as well as the three-year strategic plan. For the 2019-2021 performance period, the Compensation Committee established targets based on the company’s achievement for Net Income, Return on Average Tangible Common Equity (ROATCE), and relative TSR. The Compensation Committee will evaluate the Company’s actual performance at the end of the three-year performance period. Performance below threshold for a given performance measure results in zero payout for that measure; performance above maximum for a given performance measure results in a 150% payout for that measure. If the performance goals for a given measure are achieved at a level that is either between threshold and target, or between target and maximum, the amount of performance shares that will be paid with respect to that measure will be equal to an amount that is linearly interpolated between the applicable payout percentages.
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
Rating Past Performance; Payout Decisions.
The Committee is responsible for reviewing our actual performance against performance targets established in prior periods. The evaluation of performance in relation to those targets is essential to determining the extent to which cash bonuses and performance shares are paid to named executive officers. For more information about these performance targets and how they are used, see “
—Linking Company Performance to Incentive Plan Funding
” above.
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
Say on Pay.
At the 2021 annual meeting, our shareholders approved the compensation of our named executive officers as presented in the proxy statement for that meeting, with approximately 88% of the votes cast in favor of approval. The Committee will continue to monitor and review our compensation policies in light of evolving corporate governance standards and the results of periodic “say on pay” votes by shareholders. It will consider revisions to compensation policies when, in the Compensation Committee’s judgment, doing so would be consistent with the achievement of long-term success and the enhancement of shareholder value.
Committee Actions Affecting 2021 Compensation.
The Compensation Committee took a variety of actions in early 2021 that affected executive compensation for the year. These actions are described in greater detail below under the headings “
2021 Direct Compensation
;” “
Establishing Performance Targets
;” and “
Rating Past Performance.”
Early in 2022, the Compensation Committee evaluated the performance of People’s United against the target performance measures established in early 2021 and took other actions relating to calculation of actual payments for the STIP Bonus based on 2021 performance.
Peer Group Update.
In October 2020, the Company updated the composition of the CEO peer group to be used in 2021 for benchmarking the CEO’s compensation package. This same peer group, with certain modifications, was also used as a comparison reference in developing the 2021 compensation packages for other executive officers. The Company used the following criteria to compile an initial list of banks to consider for inclusion in the peer group:

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

2021 Direct Compensation.
 In February 2021, the Compensation Committee recommended, and the independent members of the Board of Directors approved, the various components of the annual compensation packages for the Chief Executive Officer and other named executive officers. Additional information regarding base salary, stock options, and restricted stock grants are included in the detailed compensation tables elsewhere. Information about the STIP Bonus target amounts is included in this discussion.
In determining the 2021 compensation for the NEOs, the Compensation Committee used the following benchmarks for market comparison purposes:

•	Publicly disclosed data for the peer group executives as disclosed in each company’s prior year CD&A

•	Willis Towers Watson’s executive compensation survey data from our peer companies, and to ensure robust data for benchmarking purposes from similarly-sized banks
For 2021, the Compensation Committee established the target value of Mr. Barnes’ direct compensation package at approximately $5.545 million, placing him in the 58th percentile for direct compensation paid to chief executive officers of the companies included in the peer group, before considering any 2021 increase in compensation payable to such officers. This target was established based on our recent financial performance, Mr. Barnes’ estimated value in the marketplace, and the Committee’s view of the Chief Executive Officer’s critical role in our future success.
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
The target value of the four named executive officers’ direct compensation packages, as established by the Compensation Committee for 2021 following the steps outlined above and based on equity valuation assumptions as of a date reasonably close to the Committee’s action, each fell within the second or third quartile for direct compensation paid to executive officers performing similar duties within the relevant market comparisons.
The target value of each named executive officer’s 2021 direct compensation, and the percentage change from the target value of each officer’s 2020 direct compensation is as follows:

	Total Direct Compensation	% change
Mr. Barnes	$5,545,110	4.3%
Mr. Powlus	$1,540,534	2.5%
Mr. Rosato	$1,527,913	2.5%
Mr. Tengel	$1,954,163	2.5%
Mr. Walters	$1,564,466	2.5%
After establishing the target value for the overall direct compensation packages for Mr. Barnes and the other four named executive officers, the Compensation Committee made detailed determinations for each element of those packages in order to arrive at the desired overall result for each officer. Detailed information regarding the components of each named executive officer’s 2021 direct compensation package and the percentage change from the target value of each component of 2020 direct compensation packages is as follows:

	Base Salary	% change	STIP Bonus Target	% change	Long-Term Incentive Target	% Change
Mr. Barnes	$1,131,655	0%	$1,357,986	9.1%	$3,055,469	3.8%
Mr. Powlus	$531,219	2.5%	$424,975	2.5%	$584,340	2.5%
Mr. Rosato	$526,867	2.5%	$421,493	2.5%	$579,553	2.5%
Mr. Tengel	$630,375	2.5%	$567,338	2.5%	$756,450	2.5%
Mr. Walters	$539,471	2.5%	$485,524	2.5%	$539,471	2.5%
STIP Bonus targets were established for each named executive officer as a percentage of his base salary. The actual amount to be paid out to each named executive officer will be determined in part based on our financial performance for the year and in part based on the other factors discussed above under the heading
“—Rating Past Performance; Payout Decisions
.” The amount paid out will not exceed 200% of the target amount. See “
Rating Past Performance
” below for a discussion of the amounts paid out to the named executive officers pursuant to these awards.
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
at-risk
compensation.
To arrive at the desired total target value of each named executive officer’s direct compensation package for 2021, and in light of the levels of base salary and STIP Bonus award already determined, the Compensation Committee established the target value of the long-term incentive portion for each named executive officer in the amounts shown in the table. The target value of the long-term incentive portion of each named executive officer’s compensation package is made up of the target value of the value of stock options using the Black-

Scholes option pricing model, and the assumed value of performance share units and restricted stock grants. The overall target value of these long-term awards is 50% performance share units, 25% stock options and 25% restricted stock awards. Option values and assumed performance share unit and restricted stock grant values were based on the stock price as of a date reasonably close to the actual grant date.
The target value of the long-term incentive portion of each named executive officer’s compensation package is entirely attributable to equity-based forms of compensation. The Compensation Committee considered this to be an appropriate means of aligning our officers’ compensation with the long-term interests of shareholders.
The Committee followed a philosophy of emphasizing the
at-risk
components of direct compensation for executive officers. The following table illustrates the mix of each named executive officer’s target compensation for 2021, with each component expressed as a percentage of the officer’s total direct compensation:

	Base Salary	STIP Bonus Target	Long- Term Incentive Target
Mr. Barnes	20.4%	24.5%	55.1%
Mr. Powlus	34.5%	27.6%	37.9%
Mr. Rosato	34.5%	27.6%	37.9%
Mr. Tengel	32.3%	29.0%	38.7%
Mr. Walters	34.5%	31.0%	34.5%
Based on the target values of the 2021 long-term incentive awards established for each named executive officer, the Committee recommended the award of options to purchase shares of common stock and the award of shares of common stock, subject to vesting restrictions, to the named executive officers as follows:

	Performance Shares	Restricted Shares	Optioned Shares
Mr. Barnes	101,091	50,545	281,870
Mr. Powlus	19,333	9,667	53,906
Mr. Rosato	19,175	9,587	53,464
Mr. Tengel	25,027	12,514	69,783
Mr. Walters	17,849	8,924	49,767
Additional information about these performance shares, restricted shares and options is contained in the Summary Compensation Table and the table headed “
Grants of Plan-Based Awards
” and accompanying discussion, all of which appear below. Stock options will have no value unless the market value of our common stock is higher than the exercise price of the options. The actual value realized upon the exercise of stock options will depend on the market value of our stock at the time of exercise, and the actual value realized by each named executive officer from performance and restricted shares will depend on the market value of our stock at the time he chooses to sell such shares.
All Compensation Committee actions taken with respect to the Chief Executive Officer and the four other named executive officers were presented as recommendations for approval by the independent members of the Board of Directors. The Chief Executive Officer participated in the development of the recommendations for the named executive officers other than himself. He did not vote on the adoption of these recommendations by the Committee. All of the Committee’s recommendations regarding the compensation of the Chief Executive Officer and the other named executive officers were approved by the independent members of the Board of Directors in February 2021.
Establishing Performance Targets.
In March 2021, the Compensation Committee established the performance targets for purposes of determining actual payouts for the 2021 STIP Bonus. The Committee specified a performance target equal to budgeted EPS from continuing operations for the year, or $1.17. The EPS measure established by the Committee differs from EPS as reported under U.S generally accepted accounting principles because it excludes the effects of certain non-routine
items.
Management advised the Compensation Committee that it considered this target to be challenging in light of uncertainty around economic conditions, and potential fiscal, regulatory and tax law policy changes. The Committee thus viewed the performance target to be a challenging yet achievable goal based on this information.
With respect to performance share awards, the Compensation Committee determined that the funding for performance shares for the 2019-2021 performance period would be based on the company’s achievement against pre-established
goals for Net Income, Return on Average Tangible Common Equity (ROATCE), and relative Total Shareholder Return (TSR). Each metric was weighted equally. The Committee believed that the selection of these three metrics was an appropriate balance between an income metric, a return metric, and a relative metric. After selecting the metrics, the Committee began the process of establishing the performance targets for Net Income and ROATCE. In February 2019, the Committee established the performance targets for Net Income growth and ROATCE. The target for Net Income over the 2019-2021 period was 6%, and the target for ROATCE was 11%. The target for relative TSR was established at the 50 th
percentile of the peer group.
Based on their review of the 2019 budget and the Company’s three-year strategic plan, management informed the Compensation Committee that the performance targets were appropriate given various external factors, including continued interest rate, economic, industry and regulatory uncertainty. The Committee deemed the performance targets to be challenging yet achievable goals based on this information.
Rating Past Performance—2021 Short-Term Incentive Plan Awards.
In connection with the 2021 year-end assessment, the Compensation Committee evaluated our actual performance during 2021 against the STIP performance target established in March 2021. For 2021, EPS from continuing operations was $1.48 representing approximately 127% of the performance target established by the Committee at the beginning of 2021. This resulted in a calculated STIP payout pool of 150%.
In determining the 2021 STIP Bonus payouts for the other named executive officers, the Compensation Committee considered the Chief Executive Officer’s evaluation of each named executive officer’s performance against the individual set of previously-established key performance measures and leadership competencies for each officer. The types of personal objectives established for each named executive officer depend on their respective areas of responsibility. Objectives for executive officers in charge of a business line are focused on attainment of specified revenue, profitability and cost-containment goals. Objectives for executive officers in charge of staff functions include cost containment measures and also focus on process improvement and business integration goals. The level of accomplishment is weighed across all goals to arrive at an overall rating of performance for incentive compensation purposes. Incentive compensation payout ratios for a named executive officer may range from zero to 200% of the target payout for that officer, depending on the level of funding available for the overall incentive compensation pool and the overall performance rating for the individual officer.
Each of the named executive officers is a member of the management committee and has a broad range of responsibilities, which include providing leadership and collaboration across business lines in order to positively impact the overall results of the Company.
The Compensation Committee evaluated the performance of each of the named executive officers relative to their respective performance measures. Based on those evaluations, the Committee determined that each of the named executive officers met or exceeded expectations with respect to their individual goals. The Committee also considered the leadership behaviors exhibited by each of the named executive officers during the year. As a result of the Compensation Committee’s evaluation and its recommendations to the full Board, the Board authorized STIP Bonus payouts to the named executive officers at 150% of target within the overall opportunity range of zero to 200%.

Based on each individual’s level of achievement and the level of funding available in the STIP Bonus pool, the Committee recommended, and the independent members of the Board of Directors approved, payouts of STIP Bonuses for each named executive officer, as follows:

	Payout Amount	Payout as Percentage of STIP Bonus Target
Mr. Barnes	$2,036,979	150%
Mr. Powlus	$637,462	150%
Mr. Rosato	$632,240	150%
Mr. Tengel	$851,006	150%
Mr. Walters	$728,286	150%
Additional information about STIP Bonus awards is contained in the table headed “
Grant of Plan-Based Awards
” below. STIP Bonus payouts for 2021 are included in the column headed
“Non-Equity
Incentive Plan Compensation” in the Summary Compensation Table below, and in the explanatory text following that table.
Rating Past Performance—2019 Performance Share Payout.
The Compensation Committee assessed the Company’s performance from 2019 to 2021 against the performance share metrics established in 2019. The average annual change in Net Income over that period was 11%, which was above the maximum of the performance share funding range. For ROATCE, the average annual return was 14%, which was at the maximum. The Company performed at the 31 st
percentile of the peer group, which was above the threshold. Based on these results, management recommended, and the Compensation Committee approved funding for the performance shares granted in 2019 at 123%. The payout of the performance shares is calculated by multiplying the funding level or percentage by the number of performance shares awarded in 2019. Each of the named executive officers received performance shares under the 2014 Long-Term Incentive Plan, and based on the funding, each earned 123% of the shares granted in 2019, as follows, which shares vested on March 1, 2022.

	Performance Shares Awarded in 2019	Payout Percentage	Number of Performance Shares Vested
Mr. Barnes	83,519	123%	102,728
Mr. Powlus	16,182	123%	19,904
Mr. Rosato	16,050	123%	19,742
Mr. Tengel	20,949	123%	25,767
Mr. Walters	14,940	123%	18,376
Restrictive Covenant Agreements
In connection with the Merger Agreement, we also entered into Non-Competition and Non-Solicitation Agreements with each of Mr. Barnes and Mr. Walters (each such agreement, a “Restrictive Covenant Agreement”), to be effective from and after the closing of the merger transaction and for the benefit of the surviving entity following the closing. Each Restrictive Covenant Agreement includes: (i) a covenant by the applicable executive not to compete with the Company, M&T or their respective subsidiaries for the three-year period following the closing of the merger transaction (the “Restricted Period”); (ii) an extension of the existing non-solicitation restrictions applicable to the executive such that they apply during the duration of the restricted period; and (iii) an expansion of the existing non-solicitation covenant such that it will include restrictions on solicitation of customers and employees of M&T and its subsidiaries during the restricted period. Messrs. Barnes and Walters are not currently subject to any post-termination non-competition covenant and are only subject to a one-year post-termination non-solicitation covenant. In consideration of the foregoing covenants, we, or M&T, as our successor, will pay Messrs. Barnes and Walters a lump-sum payment equal to $18 million and $6 million, respectively, within 30 days following the closing. The Restrictive Covenant Agreements contain a claw-back provision providing that we or M&T, as our successor, may, in our sole discretion, require the applicable executive to repay the after-tax amount of such payment in the event of any breach of the foregoing covenants. The Restrictive Covenant Agreements will not become effective, and no payments will be due thereunder, unless and until the closing of the merger transaction occurs. In the event that the Merger Agreement terminates prior to the closing, the Restrictive Covenant Agreements will automatically terminate.
Compensation Committee Report
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of SEC Regulation
S-K
with management. Based upon such review and discussion, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 on Form
10-K
for the year ended December 31, 2021.
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
Executive Compensation Tables
Summary Compensation Table
The following table sets forth a summary for the last fiscal year of the cash and non-cash
compensation paid or awarded to our principal executive officer and principal financial officer, and our three most highly compensated executive officers other than the principal executive officer and principal financial officer who were serving as executive officers at the end of the 2021 fiscal year (the NEOs).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John P. Barnes	2021	$1,131,655	—	$2,407,259	$769,505	$2,036,979	$93,935	$323,120	$6,762,452
Chief Executive Officer	2020	1,126,878	$248,964	$2,332,184	$740,007	$995,856	$170,167	$284,054	$5,898,111
	2019	1,099,393	—	2,229,979	750,757	$1,214,459	109,618	395,879	5,800,085
Lee C. Powlus	2021	$528,976	—	$462,864	$147,163	$637,462	$34,210	$177,392	$1,988,068
Sr. Executive Vice President	2020	516,074	$82,922	454,922	143,381	331,688	61,450	130,214	1,720,651
(Chief Administrative Officer)	2019	503,487	—	435,474	145,464	444,497	39,233	186,982	1,755,587
R. David Rosato	2021	$524,643	—	$459,091	$145,957	$632,240	$22,687	$116,916	$1,901,533
Sr. Executive Vice President	2020	511,846	$82,243	451,230	142,206	328,970	36,806	97,843	1,651,144
(Chief Financial Officer)	2019	499,362	—	431,956	144,271	421,243	20,573	103,216	1,620,621
Jeffrey J. Tengel	2021	$627,714	—	$598,282	$190,508	$851,006	$11,061	$98,385	$2,376,956
President	2020	612,404	$110,700	587,798	185,612	442,800	17,921	98,348	2,055,583
	2019	583,509	—	562,504	188,308	594,000	10,135	95,680	2,034,137
Kirk W. Walters	2021	$537,194	—	$427,556	$135,864	$728,286	$13,708	$112,700	$1,955,307
Sr. Executive Vice President	2020	524,092	$94,736	420,291	132,371	378,946	22,931	125,087	1,698,453
(Corporate Development and Strategic Planning)	2019	511,309	—	402,375	134,293	563,797	13,238	159,166	1,784,178

The amounts shown in the “Bonus” column for 2020 reflect the discretionary portion of the STIP bonus payments made to the named executive officers in 2021 with respect to performance in 2020.
Amounts shown in the “Stock Awards” column reflect the aggregate grant date fair value of the awards for 2021, 2020 and 2019, computed in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification (“FASB ASC”) Topic 718 without taking into account estimated forfeitures. Stock awards are generally valued at the average of the high and low stock price on the grant date. The value attributed to stock allocated pursuant to the Employee Stock Ownership Plan, which we call the ESOP, is based on the closing price of our common stock on the date the allocation was made. The assumptions made when calculating the amounts are found in Note 20 (Stock-Based Compensation Plans) to our Consolidated Financial Statements in our Annual Report on Form
10-K
for the year ended December 31, 2021. The terms of the 2021 stock awards are summarized under “Compensation Discussion and Analysis—Compensation Program Changes for 2021” above. With respect to the performance shares granted in 2021, the number of shares to be issued upon vesting will range from 50% to 150% of the target award amount (or zero for performance below threshold) based on the Company’s performance over a three-year performance period compared to target performance on three performance measures: (i) average annual percentage change in the Company’s net income (Net Income), (ii) annual return on average tangible common equity (ROATCE), and (iii) the Company’s relative total shareholder return compared to our peer group’s total shareholder return (TSR), each weighted one-third
(33
1
/
3
%). The grant date value of the performance shares was computed in accordance with FASB ASC Topic 718 based on the probable outcome of the three performance measures as of the grant date. Assuming the highest level of performance is achieved over the performance period, the grant date fair value of the Net Income and ROATCE weighted awards would be: Mr. Barnes—$1,545,176; Mr. Powlus—$295,505; Mr. Rosato—$293,090; Mr. Tengel—$382,538; Mr. Walters—$272,822. As the shares that vest according to TSR are subject to market conditions as defined under FASB ASC Topic 718, they have no maximum grant date fair values that differ from the fair values as presented in the table. For more information on stock awards made to the named executive officers during 2021, see the table in this section entitled “
Grants of Plan-Based Awards
.”
Amounts shown in the “Option Awards” column reflect the aggregate grant date fair value of the awards for 2021, 2020 and 2019, computed in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification FASB ASC Topic 718 without taking into account estimated forfeitures. The assumptions made when calculating the amounts are also found in Note 20 (Stock-Based Compensation Plans) to our Consolidated Financial Statements in our Annual Report on Form
10-K
for the year ended December 31, 2021. The terms of the 2021 option awards are summarized under “Compensation Discussion and Analysis—Compensation Program Changes for 2021” above. All options granted were granted pursuant to the 2014 Long-Term Incentive Plan.

		Black-Scholes Assumptions
Option Grant Date	Option Value	Exercise Price	Dividend Yield	Expected Volatility Rate	Risk- free Interest Rate	Expected Term (Years)
February 18, 2021	$2.73	$15.29	4.7105%	33.36%	0.72%	5.38
The exercise price shown in the above table is equal to the fair value of the underlying stock on the grant date. For more information on option grants made to the named executive officers during 2021, see the table entitled “Grants of Plan-Based Awards.”
The amounts shown in the
“Non-Equity
Incentive Plan Compensation” column for 2021 reflect the STIP bonus payments made to the named executive officers with respect to performance in 2021.

Amounts shown in the column headed “Change in Pension Value and Nonqualified Deferred Compensation Earnings” are for the twelve months ended December 31, 2021 which is the pension plan measurement date we use for financial reporting purposes. Details of these amounts are as follows:

	Change in Pension Value (a)	Nonqualified Deferred Compensation Earnings (b)
John P. Barnes	$2,200	$91,735
Lee C. Powlus	$500	$33,710
R. David Rosato	$—	$22,687
Jeffrey J. Tengel	$—	$11,061
Kirk W. Walters	$—	$13,708

(a)	Messrs. Rosato, Tengel and Walters do not participate in any of our defined benefit plans.
(b)
Represents above-market earnings on compensation deferred by the named executive officer under the
Non-Qualified
Savings and Retirement Plan and, in the case of Messrs. Barnes and Powlus, previously deferred under the Chittenden Corporation Supplemental Executive Savings Plan. Information about how these earnings are calculated is shown in the table headed “
Non-Qualified
Deferred Compensation
” and accompanying text.

Amounts shown as “All Other Compensation” are attributable to perquisites and other personal benefits, and to other items of compensation that are not reported elsewhere in the Summary Compensation Table. Perquisites and other personal benefits consist of: a company-supplied automobile or automobile allowance; tax preparation and financial planning services; personal use of gasoline credit card; for Mr. Powlus, the cost of providing local housing in the Bridgeport area; and for Messrs. Barnes, Powlus and Walters, the use of a company-owned airplane to the extent such use was not considered under applicable regulations to be integrally and directly related to the performance of his duties ($73,152, $22,504 and $7,971 respectively).
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
Additional items shown as “All Other Compensation” for 2021 include: employer matching contributions and credits to the 401(k) Employee Savings Plan and the
Non-Qualified
Savings and Retirement Plan (Mr. Barnes, $95,059; Mr. Powlus, $37,743; Mr. Rosato, $37,434; Mr. Tengel, $25,109; and Mr. Walters, $40,435); employer retirement contributions and credits to the 401(k) Employee Savings Plan and the
Non-Qualified
Savings and Retirement Plan (Mr. Barnes, $71,294; Mr. Powlus, $28,308; Mr. Rosato, $47,043; Mr. Tengel, $35,436; and Mr. Walters, $30,326); life insurance premiums ($551 for each named executive officer); the employer-paid portion of medical and/or dental insurance premiums ($12,643 for Mr. Barnes; $8,845 for Mr. Powlus; $15,617 for Mr. Rosato; $12,669 for Mr. Tengel; and $12,643 for Mr. Walters); and for Mr. Powlus, tax
gross-up
payments of $5,305 with respect to the local housing expenses paid on his behalf.
The employer retirement credits made to the
Non-Qualified
Savings and Retirement Plan were made in 2022 with respect to services rendered during 2021 and, accordingly, are reflected in the table entitled
“Non-Qualified
Deferred Compensation” appearing elsewhere in this section.

Grants of Plan-Based Awards in 2021
The following table sets forth information concerning grants of plan-based awards made in 2021 to the named executive officers under the STIP, the 2014 Long-Term Incentive Plan as amended and restated in 2017, and the Employee Stock Ownership Plan (“ESOP”).

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (2)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards; Number of Shares of Stock or Units (#)	All Other Option Awards; Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh) (3)	Closing Market Price on Grant Date ($) (3)	Grant Date Fair Value of Stock and Option Awards ($)
Name and Grant Date (1)	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
John P. Barnes
Jan. 22, 2021 (4)							219			$14.04	$3,069
Feb. 18, 2021 (5)	$678,993	$1,357,986	$2,715,972
Feb. 18, 2021 (6)				16,849	101,091	151,637					1,631,609
Feb. 18, 2021 (6)							50,545			15.33	772,580
Feb. 18, 2021 (6)								281,870	$15.29	15.33	769,505
Lee C. Powlus
Jan. 22, 2021 (4)							219			$14.04	$3,069
Feb. 18, 2021 (5)	$212,487	$424,975	$849,950
Feb. 18, 2021 (6)				3,222	19,333	29,000					312,035
Feb. 18, 2021 (6)							9,667			15.33	147,760
Feb. 18, 2021 (6)								53,906	$15.29	15.33	147,163
R. David Rosato
Jan. 22, 2021 (4)							219			$14.04	$3,069
Feb. 18, 2021 (5)	$210,747	$421,493	$842,987
Feb. 18, 2021 (6)				3,196	19,175	28,763					309,485
Feb. 18, 2021 (6)							9,587			15.33	146,537
Feb. 18, 2021 (6)								53,464	$15.29	15.33	145,957
Jeffrey J. Tengel
Jan. 22, 2021 (4)							219			$14.04	$3,069
Feb. 18, 2021 (5)	$283,669	$567,338	$1,134,675
Feb. 18, 2021 (6)				4,171	25,027	37,541					403,936
Feb. 18, 2021 (6)							12,514			15.33	191,276
Feb. 18, 2021 (6)								69,783	$15.29	15.33	190,508
Kirk W. Walters
Jan. 22, 2021 (4)							219			$14.04	$3,069
Feb. 18, 2021 (5)	$242,762	$485,524	$971,048
Feb. 18, 2021 (6)				2,975	17,849	26,774					288,083
Feb. 18, 2021 (6)							8,924			15.33	136,403
Feb. 18, 2021 (6)								49,767	$15.29	15.33	135,864

(1)
For equity grants other than those made pursuant to the ESOP, this is the date grants were approved by the independent members of the board of directors. Share allocations made pursuant to the ESOP are made as soon as administratively practicable following the date shares are released by the ESOP trustee from the ESOP’s loan repayment account in accordance with the terms of the plan.

(2)
The threshold payment for a STIP Bonus
(Non-Equity
Incentive Plan Awards) is shown as 50% of the target amount. Zero payouts are also possible. The maximum payout with respect to a STIP Bonus award is 200% of the target amount. The threshold for an award of performance shares (Equity Incentive Plan Awards) assumes that threshold performance is achieved with respect to one of the three performance metrics and performance is below threshold with respect to the other two performance metrics. Zero payouts are also possible. The maximum payout with respect to a performance share award is 150% of the target amount. As discussed in the “Compensation Discussion and Analysis” section, these awards are the number of performance shares that a named executive officer may earn for the three-year performance period starting January 1, 2021 and ending on December 31, 2023 based on the performance measures described in that section.

(3)
Exercise price is equal to “fair market value” which we define as the average of the high and low stock price on the grant date. This will usually differ from the closing price on the grant date. The fair value of shares allocated to each executive pursuant to the ESOP is based on the closing price on the date the allocation is made.

(4)	Allocated pursuant to ESOP.
(5)	STIP Bonus award for 2021, payable in the fourth quarter of 2021 or the first quarter of 2022.
(6)	All awards made pursuant to 2014 Long-Term Incentive Plan as amended and restated in 2017.

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
Cash dividends with respect to grants of shares of restricted stock accrue after the date of grant and during the vesting period will be credited to the grantee at the same time as dividends are paid on all other shares of our common stock, and will vest and be paid to the grantee at the end of the vesting period. Cash dividends paid with respect to shares of stock allocated to the participant’s account in the ESOP, whether or not vested, may be paid to the participant at the same time as dividends are paid on all other shares of our common stock or may be reinvested in additional shares of common stock, at the participant’s election. Cash dividends with respect to performance shares that accrue after the date of grant and during the performance period will be credited to the grantee at the same time as dividends are paid on all other shares of our common stock, and will vest and be paid to the grantee at the end of the performance period based on the number of performance shares earned. Once a grantee turns age 65, unvested shares of restricted stock are no longer subject to a risk of forfeiture under the plan and grant agreements, and all accrued dividends are paid out to the grantee. Cash dividends paid to grantees that are age 65 or older with respect to grants of shares of restricted stock are paid to the grantee at the same time as dividends are paid on all other shares of our common stock, regardless of whether awards have vested.
Stock and option awards, and performance share awards made to the named executive officers in 2021 will vest as described below:

Source of Grant (Plan Name)	Grant Date(s)	Vesting Schedule
2014 Long-Term Incentive Plan	Feb. 18, 2021	Stock and option awards: 33 1/3 % on Mar. 1 following each of the first three anniversaries of the grant date, subject to continued employment on the applicable vesting date

	Feb. 18, 2021	Performance share awards: 100% on Mar. 1 following the third anniversary of the grant date subject to continued employment on the applicable vesting date and achievement of the relevant performance metrics
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
For purposes of this table, the grant date fair value of stock awards is generally equal to the number of shares awarded multiplied by the fair value of the shares as determined pursuant to the applicable plan. For stock allocated pursuant to the ESOP, the fair value is assumed to be equal to the closing price of the common stock on the date the shares were allocated to participants’ accounts. The grant date fair value of options is determined using the Black-Scholes option pricing model with the assumptions set forth in the text following the Summary Compensation Table for the specified grant date. The grant date value of the performance shares was computed in accordance with FASB ASC Topic 718 using the assumptions discussed in Note 19 of our 2021 Annual Report on Form
10-K.

Outstanding Equity Awards at Fiscal 2021
Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
John P. Barnes	106,006	—		12.94	Feb. 21, 2023	13,920	(a)	$248,054	120,543	(e)	$2,148,076
	474,684	—		13.90	Feb. 20, 2024	30,136	(b)	537,024	134,788	(f)	2,401,922
	625,685	—		14.85	Feb. 19, 2025	50,545	(c)	900,712
	413,712	—		14.57	Feb. 18, 2026	111,359	(d)	1,984,417
	312,911	—		19.17	Feb. 16, 2027
	317,549	—		19.71	Feb. 15, 2028
	245,345	122,673	(a)	17.63	Feb. 21, 2029
	147,706	295,412	(b)	16.22	Feb. 20, 2030
	—	281,870	(c)	15.29	Feb. 18, 2031
Lee C. Powlus	26,442	—		12.65	Feb. 16, 2022	2,697	(a)	$48,061	23,356	(e)	$416,204
	101,344	—		12.94	Feb. 21, 2023	5,839	(b)	104,051	25,777	(f)	459,346
	154,095	—		13.90	Feb. 20, 2024	9,667	(c)	172,266
	169,261	—		14.85	Feb. 19, 2025	21,576	(d)	384,484
	99,234	—		14.57	Feb. 18, 2026
	66,914	—		19.17	Feb. 16, 2027
	63,988	—		19.71	Feb. 15, 2028
	47,537	23,769	(a)	17.63	Feb. 21, 2029
	28,619	57,238	(b)	16.22	Feb. 20, 2030
	—	53,906	(c)	15.29	Feb. 18, 2031
R. David Rosato	29,218	—		12.94	Feb. 21, 2023	2,675	(a)	$47,699	23,164	(e)	$412,782
	43,359	—		13.90	Feb. 20, 2024	5,792	(b)	103,213	25,567	(f)	455,604
	80,157	—		14.12	May 15, 2024	9,587	(c)	170,840
	169,521	—		14.85	Feb. 19, 2025	21,400	(d)	381,348
	99,390	—		14.57	Feb. 18, 2026
	66,366	—		19.17	Feb. 16, 2027
	63,464	—		19.71	Feb. 15, 2028
	47,147	23,574	(a)	17.63	Feb. 21, 2029
	28,384	56,769	(b)	16.22	Feb. 20, 2030
	—	53,464	(c)	15.29	Feb. 18, 2031
Jeffrey J. Tengel	190,780	—		14.85	Feb. 19, 2025	3,492	(a)	$62,227	30,235	(e)	$538,788
	111,854	—		14.57	Feb. 18, 2026	7,559	(b)	134,701	33,369	(f)	594,636
	74,688	—		19.17	Feb. 16, 2027	12,514	(c)	222,999
	71,423	—		19.71	Feb. 15, 2028	27,932	(d)	497,748
	61,538	30,770	(a)	17.63	Feb. 21, 2029
	37,048	74,097	(b)	16.22	Feb. 20, 2030
	—	69,783	(c)	15.29	Feb. 18, 2031

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Kirk W. Walters	165,637	—		12.94	Feb. 21, 2023	2,490	(a)	$44,372	21,563	(e)	$384,253
	245,799	—		13.90	Feb. 20, 2024	5,391	(b)	96,068	23,799	(f)	424,098
	154,110	—		14.85	Feb. 19, 2025	8,924	(c)	159,026
	90,354	—		14.57	Feb. 18, 2026	19,920	(d)	354,974
	60,332	—		19.17	Feb. 16, 2027
	59,075	—		19.71	Feb. 15, 2028
	43,886	21,944	(a)	17.63	Feb. 21, 2029
	26,421	52,843	(b)	16.22	Feb. 20, 2030
	—	49,767	(c)	15.29	Feb. 18, 2031
Vesting schedules for the footnoted items in the table above are as follows:

(a)	100% on Mar. 1, 2022
(b)	50% on Mar. 1, 2022; 50% on Mar. 1, 2023
(c)	One-third on Mar. 1, 2022; one-third on Mar. 1, 2023; one-third on Mar. 1, 2024
(d)
Vested on Mar. 1, 2022 according to the funding level achieved based on the performance measures during the three-year performance period starting January 1, 2019 and ending December 31, 2021, as disclosed in the section
Compensation Discussion and Analysis—Payout of 2019 Performance Share Awards
.

(e)	100% on Mar. 1, 2023 subject to the performance measures during the three-year performance period starting January 1, 2020 and ending December 31, 2022
(f)	100% on Mar. 1, 2024 subject to the performance measures during the three-year performance period starting January 1, 2021 and ending December 31, 2023
The market value of unvested stock and performance share awards was calculated for purposes of this table using a per-share
value of $17.82, which was the closing price of our common stock on December 31, 2021.
For the performance shares granted on February 21, 2019, the table discloses the share awards that were outstanding and unvested as of December 31, 2021. In the table, the number and market value of shares with respect to Net Income and ROATCE reflect maximum performance because actual performance on those performance measures through December 31, 2021 was above maximum and at maximum, respectively. The number and market value of shares with respect to TSR reflect target performance because actual performance on that performance measure through December 31, 2021 was between threshold and target. The shares vested on March 1, 2022 in accordance with the funding level disclosed in the section Compensation Discussion and Analysis—Payout of 2019 Performance Share Awards. The funding level was based on the Company’s achievement for each of the equally-weighted performance measures over the three-year performance period that started on January 1, 2019 and ended on December 31, 2021.
Performance shares granted on February 20, 2020 will vest, if at all, based on the Company’s achievement with respect to each equally-weighted performance measure (Net Income, ROATCE and TSR) over the three-year performance period starting January 1, 2020 and ending on December 31, 2022. In the table, the number and market value of shares with respect to Net Income and ROATCE reflect maximum performance because actual performance on those performance measures through December 31, 2021 was at maximum. The number and market value of shares with respect to TSR reflect target performance because actual performance on that performance measure through December 31, 2021 was between threshold and target. The actual number of shares that will vest and be distributed with respect to the 2020 performance share awards is not yet determinable.
Performance shares granted on February 18, 2021 will vest, if at all, based on the Company’s achievement with respect to each equally-weighted performance measure (Net Income, ROATCE and TSR) over the three-year performance period starting January 1, 2021 and ending on December 31, 2023. In the table, the number and market value of shares with respect to Net Income and ROATCE reflect threshold and maximum performance because actual performance on those performance measures through December 31, 2021 was below threshold and between target and maximum, respectively. The number and market value of shares with respect to TSR reflect threshold performance because actual performance on that performance measure through December 31, 2021 was below threshold. The actual number of shares that will vest and be distributed with respect to the 2021 performance share awards is not yet determinable.
The following table presents information about the exercise of stock options and the vesting of stock awards (ESOP, restricted stock awards and performance share awards) during 2021 for the named executive officers.
Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
John P. Barnes	108,591	$112,663	219	$3,069
			40,969	506,689
			86,262	1,573,635
Lee C. Powlus	29,537	$30,645	219	$3,069
	7,253	39,872	8,031	146,506
			17,382	317,091
R. David Rosato	12,432	$11,251	219	$3,069
	15,209	103,730	7,965	145,302
			17,240	314,501
Jeffrey J. Tengel	61,075	$338,985	219	$3,069
			9,965	181,787
			19,402	353,941
Kirk W. Walters	25,000	$50,638	219	$3,069
	25,000	53,290	7,414	101,987
	86,433	533,940	16,048	292,756
Cash dividends with respect to grants of shares of restricted stock accrue after the date of grant and during the vesting period will be credited to the grantee at the same time as dividends are paid on all other shares of our common stock, and will vest and be paid to the grantee at the end of the vesting period. Cash dividends paid with respect to shares of stock allocated to the participant’s account in the ESOP, whether or not vested, may be paid to the participant at the same time as dividends are paid on all other shares of our common stock or may be reinvested in additional shares of common stock, at the participant’s election. Cash dividends with respect to performance shares that accrue after the date of grant and during the performance period will be credited to the grantee at the same time as dividends are paid on all other shares of our common stock, and will vest and be paid to the grantee at the end of the performance period based on the number of performance shares earned. Once a grantee turns age 65 (as with Messrs. Barnes and Walters in 2020) and unvested shares of restricted stock are no longer subject to a risk of forfeiture under the plan and grant agreements, all accrued dividends are paid out to the grantee. Cash dividends paid to grantees that are age 65 or older with respect to grants of shares of restricted stock are paid to the grantee at the same time as dividends are paid on all other shares of our common stock, regardless of whether awards have vested.

During 2021, the named executive officers received dividend payments on unvested shares of stock awards (restricted stock awards and earned performance share awards) under our equity incentive plans in the following amounts: Mr. Barnes, $245,848; Mr. Powlus, $47,703; Mr. Rosato, $47,313; Mr. Tengel, $54,303; and Mr. Walters, $45,296.
Shares allocated pursuant to the ESOP during 2021 to the account of each named executive officer are shown in the following table and in the table entitled “Grant of Plan-Based Awards.” The table reflects the normal allocation of shares to ESOP participants’ accounts for the year ended December 31, 2020.

ESOP Shares Allocated on January 22, 2021
Mr. Barnes	219
Mr. Powlus	219
Mr. Rosato	219
Mr. Tengel	219
Mr. Walters	219
Employees must complete at least one full year of credited service for participation in the ESOP. Share allocations on January 22, 2021 were based on eligible compensation earned during 2020. The values shown in the “Option Exercises and Stock Vested” table for the shares allocated to the named executive officers’ ESOP accounts are also included in the “Stock Awards” column of the Summary Compensation Table.
Pension Benefits in 2021

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($) (1)	Payments During Last Fiscal Year ($)
John P. Barnes	People’s United Bank, N.A. Employees’ Retirement Plan	22.2	$347,700	$—
Lee C. Powlus	People’s United Bank, N.A. Employees’ Retirement Plan	13.0	$78,100	$—

(1)
Values are as of December 31, 2021, which is the pension plan measurement date we use for financial reporting purposes. The valuation method and material assumptions applied in quantifying the present value of the current accrued benefits are as discussed in Note 19 (Employee Benefit Plans) of our 2021 Annual Report on Form
10-K.

Mr. Barnes and Mr. Powlus were participants in the former Chittenden Corporation Pension Account Plan, a tax-qualified
defined benefit plan for which we assumed responsibility in 2008. As of October 1, 2018, the Chittenden Corporation Pension Account Plan was merged into the People’s United Bank, N.A. Employees’ Retirement Plan and the amounts shown are now provided under the People’s United Bank, N.A. Employees’ Retirement Plan. Amounts previously accrued under the former Chittenden Corporation Pension Account Plan are calculated separately under the People’s United Bank, N.A. Employees’ Retirement Plan pursuant to the same terms as under the former Chittenden Corporation Pension Account Plan. None of our other named executive officers are eligible to participate in any other People’s United defined benefit plans.
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
Treasury Bill rate during December of the preceding plan year plus 0.5%, subject to an 8.0% maximum rate. The interest credit rate for this plan during 2021 was 0.63%. Participants may choose among several forms of annuity for payment of their benefits, or may elect to receive their benefit in a lump sum. The annual single life annuity value is equal to the cash balance account at retirement age divided by a plan-specified annuity conversion factor. All annuity forms of payment are actuarially equivalent to the single life annuity. The lump sum payment amount is the greater of the participant’s cash balance account and the present value of the participant’s single life annuity benefit.

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
Enhanced Senior Pension Plan.
The Enhanced Senior Pension Plan provides for the payment of supplemental pension benefits for employees who are otherwise eligible under the Enhanced Senior Pension Plan and have attained age 50. The Enhanced Senior Pension Plan provides for an annual target retirement benefit equal to the excess of (1) 50% of the average compensation that would be used in calculating Employees’ Retirement Plan benefits if the limitations on compensation imposed by the Internal Revenue Code did not apply, over (2) the benefits payable to the covered employee under any other qualified defined benefit plans maintained by the employee’s former employers, subject to certain exceptions. The target benefit is then reduced by 1/15 th
for each year of credited service with the Bank less than 15. Target benefits under the Enhanced Senior Pension Plan are offset by benefits payable under the Employees’ Retirement Plan and the Cap Excess Plan. A participant in the Enhanced Senior Pension Plan becomes vested upon attaining age 55 or upon completing five years of service (whichever is later), and in any event upon reaching his or her normal retirement date. In addition, all participants in the Enhanced Senior Pension Plan become fully vested upon a change in control of the Bank or on the date the Bank enters into an agreement which would result in a change in control if consummated.
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
401(k) Employee Savings Plan.
We maintain a
tax-qualified
defined contribution plan for substantially all employees, with eligibility beginning as of the first day of the calendar month following their hire date. Eligible employees may contribute from 1% to 50% of their annual compensation to the plan on a pre-tax
basis each year, subject to limitations imposed by the Internal Revenue Code (for 2021 the limit was $19,500 exclusive of any catch-up
contributions). Each year, we match 100% of a participant’s contributions up to 4% of earnings (as defined in the plan). All of the named executive officers are eligible to participate in the 401(k) Employee Savings Plan.
Employees receive an “employer retirement contribution” to their accounts under the plan, in an annual amount equal to 3% of the employee’s eligible earnings. Employees must satisfy certain eligibility requirements in order to qualify for this benefit. All of the named executive officers were eligible to receive the employer retirement contribution under the 401(k) Employee Savings Plan for 2021.
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
Employees who are eligible to participate in the
Non-Qualified
Savings and Retirement Plan receive a “restoration contribution” to their account under the
Non-Qualified
Savings and Retirement Plan, in an annual amount equal to 3% of the employee’s eligible earnings in excess of applicable Internal Revenue Code limits. Each of the named executive officers was eligible to receive this contribution with respect to 2021.
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
Non-Qualified
Deferred Compensation for 2021

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
John P. Barnes, Non-Qualified Savings & Retirement Plan	$95,059	$146,053	$239,081	$—	$7,320,224
John P. Barnes, Chittenden Corp. Supp. Exec. Savings Plan	$—	$—	$3,195	$—	$96,188
Lee C. Powlus, Non-Qualified Savings & Retirement Plan	$47,179	$45,751	$88,276	$—	$2,702,391
Lee C. Powlus, Chittenden Corp. Supp. Exec. Savings Plan	$—	$—	$754	$—	$22,705
R. David Rosato	$164,058	$64,177	$59,916	$—	$1,923,028
Jeffrey J. Tengel	$62,771	$40,245	$29,212	$—	$927,024
Kirk W. Walters	$40,435	$50,461	$36,204	$—	$1,133,159
A portion of the amounts shown in this table in the column headed “Executive Contributions in Last FY” are also reported and included in the “Salary” column as compensation for 2021 in the Summary Compensation Table.
Amounts shown in this table in the column headed “Registrant Contributions in Last FY” are also reported and included in the “All Other Compensation” column as compensation for 2021 in the Summary Compensation Table to the extent they constitute employer matching credits made pursuant to the plan during 2021, but are not included in the Summary Compensation Table to the extent they constitute retirement credits made in 2021 with respect to services rendered in 2020 for those named executive officers who were eligible to receive such credits under this plan.

The “Aggregate Earnings in Last FY” column reported in this table include the following amounts that are included in the Summary Compensation Table under “Change in Pension Value and Nonqualified Deferred Compensation Earnings”: for Mr. Barnes, $1,210 earned under the Chittenden Corporation Supplemental Executive Savings Plan and $90,525 earned under the
Non-Qualified
Savings and Retirement Plan; for Mr. Powlus, $286 earned under the Chittenden Corporation Supplemental Executive Savings Plan and $33,425 earned under the
Non-Qualified
Savings and Retirement Plan; for Mr. Rosato, $22,687; for Mr. Tengel, $11,061; and for Mr. Walters, $13,708, all earned under the
Non-Qualified
Savings and Retirement Plan.
The “Aggregate Balance at Last FYE” column reported in this table includes the following amounts that were previously reported in the Summary Compensation Table as 2020 and 2019 compensation: for Mr. Barnes, $3,661 under the Chittenden Supplemental Executive Savings Plan and $562,892 under the
Non-Qualified
Savings and Retirement Plan; for Mr. Powlus, $864 under the Chittenden Supplemental Executive Savings Plan and $193,460 under the
Non-Qualified
Savings and Retirement Plan; for Mr. Rosato, $149,895; for Mr. Tengel, $105,316; and for Mr. Walters, $146,439, each under the
Non-Qualified
Savings and Retirement Plan.
Balances credited to a participant’s account under the
Non-Qualified
Savings and Retirement Plan are credited with interest at a fixed rate set in 2020 by the Board or assigned committee thereof. During 2021, this rate was 3.331% which is equal to the average of the yield for each of the 12 months ended September 30, 2020 for debt obligations having a
15-year
maturity issued by
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
Employee Stock Ownership Plan.
In 2007, we established the People’s United Financial, Inc. Employee Stock Ownership Plan, or ESOP. The ESOP is a
tax-qualified,
broad-based employee benefit program. The ESOP purchased 10,453,575 shares of our common stock in the open market in April 2007, using the proceeds of a loan we made to the ESOP. All of the purchased shares were initially pledged as security for the repayment of that loan. As the loan is paid down, a portion of these shares are released for allocation to participants in the ESOP. Approximately 348,452 shares were released for allocation to participants’ accounts on December 31, 2020, with an equal number of shares scheduled to be released for allocation on an annual basis until all shares have been released.
The number of shares allocated to each ESOP participant at
year-end
is determined by comparing the participant’s annual earnings (up to $285,000 for 2020) to the annual earnings of all other eligible participants. On January 22, 2021, each named executive officer received an allocation of approximately 219 shares with a value of $3,069 with respect to the 2020 calendar year.

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
The following tables set forth the estimated value of the payments and benefits that would have been paid to the named executive officers under the terms of the Long-Term Incentive Plan and all predecessor equity-based incentive compensation plans, and the change in control agreements for each named executive officer, in each case assuming the event giving rise to the payment occurred on December 31, 2021, which was the last business day of 2021. Information presented in these tables reflects the following:

•	Amounts shown do not include any proceeds from employer-paid life insurance policies.

•	The annual cash incentive amount actually paid to each named executive officer for 2021 is shown in the Summary Compensation Table in the column headed “Non-Equity Incentive Plan Compensation.”

•	Equity values are based on the $17.82 closing price of our common stock on December 31, 2021.

•
With the exception of Messrs. Barnes and Powlus who were participants in the former Chittenden Corporation Pension Account Plan (merged into the People’s United Bank, N.A. Employees’ Retirement Plan), none of the named executive officers is a participant in any of our defined benefit pension plans.

•
For all named executive officers, health benefits continue for two additional years in the event of a change in control. Mr. Walters is eligible to continue participating in the Company’s health plans until he is eligible for Medicare, and health benefits continue for two additional years under a change in control. The amounts shown assume 2021 rates.

•
Amounts shown for the
change-in-control
value of restricted stock awards and unexercisable options may differ slightly from amounts calculated by reference to the table entitled “Outstanding Equity Awards at Fiscal
Year-End”
due to rounding.

John P. Barnes

Benefit	For Cause	Retirement	Death	Disability	Without Cause	Change in Control
Cash Severance	$—	$—	$—	$—	$—	$8,374,247
Annual Cash Incentive	$—	$—	$1,357,986	$1,357,986	$—	$—
Equity
Performance Shares	$—	$3,412,494	$3,412,494	$3,412,494	$—	$1,674,516
Restricted Stock	$—	$900,712	$900,712	$900,712	$—	$900,712
Unexercisable Options	$—	$714,540	$714,540	$714,540	$—	$714,540
Total Equity	$—	$5,027,747	$5,027,747	$5,027,747	$—	$3,289,768
Retirement Benefits
Defined Benefit Plans	$—	$—	$—	$—	$—	$—
Defined Contribution Plans	$—	$—	$—	$—	$—	$149,378
Total Retirement Benefits	$—	$—	$—	$—	$—	$149,378
Other Benefits
Health	$—	$—	$—	$—	$—	$39,557
Outplacement	$—	$—	$—	$—	$—	$5,000
Total Other Benefits	$—	$—	$—	$—	$—	$44,557
Total Benefits	$—	$5,027,747	$6,385,733	$6,385,733	$—	$11,857,951
Lee C. Powlus

Benefit	Voluntary	For Cause	Death	Disability	Without Cause	Change in Control
Cash Severance	$—	$—	$—	$—	$—	$3,252,095
Annual Cash Incentive	$—	$—	$424,975	$424,975	$—	$—
Equity
Performance Shares	$—	$—	$656,667	$656,667	$—	$322,940
Restricted Stock	$—	$—	$324,372	$324,372	$—	$324,372
Unexercisable Options	$—	$—	$233,094	$233,094	$—	$233,094
Total Equity	$—	$—	$1,214,133	$1,214,133	$—	$880,406
Retirement Benefits
Defined Benefit Plans	$—	$—	$—	$—	$—	$—
Defined Contribution Plans	$—	$—	$—	$—	$—	$57,372
Total Retirement Benefits	$—	$—	$—	$—	$—	$57,372
Other Benefits
Health	$—	$—	$—	$—	$—	$27,015
Outplacement	$—	$—	$—	$—	$—	$5,000
Total Other Benefits	$—	$—	$—	$—	$—	$32,015
Total Benefits	$—	$—	$1,639,108	$1,639,108	$—	$4,221,888

R. David Rosato

Benefit	Voluntary	For Cause	Death	Disability	Without Cause	Change in Control
Cash Severance	$—	$—	$—	$—	$—	$3,225,452
Annual Cash Incentive	$—	$—	$421,494	$421,494	$—	$—
Equity
Performance Shares	$—	$—	$651,285	$651,285	$—	$320,291
Restricted Stock	$—	$—	$321,710	$321,710	$—	$321,710
Unexercisable Options	$—	$—	$231,183	$231,183	$—	$231,183
Total Equity	$—	$—	$1,204,179	$1,204,179	$—	$1,204,179
Retirement Benefits
Defined Benefit Plans	$—	$—	$—	$—	$—	$—
Defined Contribution Plans	$—	$—	$—	$—	$—	$56,902
Total Retirement Benefits	$—	$—	$—	$—	$—	$56,902
Other Benefits
Health	$—	$—	$—	$—	$—	$46,023
Outplacement	$—	$—	$—	$—	$—	$5,000
Total Other Benefits	$—	$—	$—	$—	$—	$51,023
Total Benefits	$—	$—	$1,625,672	$1,625,672	$—	$4,206,561
Jeffrey J. Tengel

Benefit	Voluntary	For Cause	Death	Disability	Without Cause	Change in Control
Cash Severance	$—	$—	$—	$—	$—	$4,105,125
Annual Cash Incentive	$—	$—	$567,338	$567,338	$—	$—
Equity
Performance Shares	$—	$—	$850,067	$850,067	$—	$418,051
Restricted Stock	$—	$—	$419,910	$419,910	$—	$419,910
Unexercisable Options	$—	$—	$301,748	$301,748	$—	$301,748
Total Equity	$—	$—	$1,571,726	$1,571,726	$—	$1,139,710
Retirement Benefits
Defined Benefit Plans	$—	$—	$—	$—	$—	$—
Defined Contribution Plans	$—	$—	$—	$—	$—	$71,863
Total Retirement Benefits	$—	$—	$—	$—	$—	$71,863
Other Benefits
Health	$—	$—	$—	$—	$—	$39,609
Outplacement	$—	$—	$—	$—	$—	$5,000
Total Other Benefits	$—	$—	$—	$—	$—	$44,609
Total Benefits	$—	$—	$2,139,064	$2,139,064	$—	$5,361,307

Kirk W. Walters

Benefit	For Cause	Retirement	Death	Disability	Without Cause	Change in Control
Cash Severance	$—	$—	$—	$—	$—	$3,513,141
Annual Cash Incentive	$—	$—	$485,524	$485,524	$—	$—
Equity
Performance Shares	$—	$606,254	$606,254	$606,254	$—	$298,146
Restricted Stock	$—	$159,026	$159,026	$159,026	$—	$159,026
Unexercisable Options	$—	$126,159	$126,159	$126,159	$—	$126,159
Total Equity	$—	$891,439	$891,439	$891,439	$—	$583,331
Retirement Benefits
Defined Benefit Plans	$—	$—	$—	$—	$—	$—
Defined Contribution Plans	$—	$—	$—	$—	$—	$61,500
Total Retirement Benefits	$—	$—	$—	$—	$—	$61,500
Other Benefits
Health	$—	$—	$—	$—	$—	$39,288
Outplacement	$—	$—	$—	$—	$—	$5,000
Total Other Benefits	$—	$—	$—	$—	$—	$44,288
Total Benefits	$—	$891,439	$1,376,963	$1,376,963	$—	$4,202,261
Compensation Committee Interlocks and Insider Participation
The Compensation Committee of our board of directors is composed solely of individuals who are neither officers nor employees of People’s United, or any of our direct or indirect subsidiaries. During the fiscal year ended December 31, 2021, George Carter, Janet M. Hansen and Mark W. Richards served on the Compensation Committee and there were no interlocks, as defined under the rules and regulations of the SEC, between members of the Compensation Committee or our executive officers and entities with which such persons are affiliated.
Pay Ratio Disclosure
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation
S-K
as adopted by the SEC in August 2015 (“Item 402(u)”), the Company is providing the following reasonable estimate of the ratio of the median of the annual total compensation of all of our employees except John P. Barnes, our Chief Executive Officer (“CEO”), to the annual total compensation of Mr. Barnes, calculated in a manner consistent with Item 402(u). For 2021, our last completed fiscal year:

•	The median of the annual total compensation of all of our employees, excluding our CEO, was $86,933.

•	The annual total compensation of our CEO was $6,762,452.

•	The ratio of the annual total compensation of our CEO to the median of the annual total compensation of all of our employees except our CEO was 78 to 1.
We determined that, as of December 31, 2021, our employee population consisted of approximately 5,460 individuals, including full-time, part-time and temporary employees (as reported in Item 1, Business, in our Annual Report on Form
10-K
filed with the SEC on March 1, 2022), all of whom were located in the United States.

SEC rules allow us to identify our median employee once every three years unless there has been a change in our employee population or employee compensation arrangements that we reasonably believe would result in a significant change in our pay ratio disclosure. We are using the same median employee identified last year for this year’s disclosure because management believes that there has not been a change in the employee population or employee compensation arrangements that would significantly impact the Company’s CEO pay ratio disclosure
To identify the “median employee” from our employee population as of December 31, 2020, we obtained the following compensation data from our internal payroll records for each employee in our employee population: (1) actual gross wages paid in 2020 which was comprised of (a) base pay plus overtime if applicable, (b) paid time off and holiday time, (c) incentive pay, (d) taxable stock events, and (e) any other income; (2) employer paid retirement benefits (
i.e.
, 401(k) Employee Savings Plan including for eligible employees an employer retirement contribution, and Employee Stock Ownership Plan); and (3) employer paid health, welfare & life insurance (the sum of 1, 2 and 3 for each such employee is such employee’s “2020 Compensation”). We then ranked the 2021 Compensation received by all of the employees in our employee population as of December 31, 2020 other than our CEO to determine our median employee. Once we identified our median employee, to calculate our pay ratio for 2021, we combined all of the elements of such employee’s compensation for 2021 in accordance with the requirements of Item 402(c)(2)(x) of Regulation
S-K
for the Summary Compensation Table. With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column of our Summary Compensation Table as set forth above.
Director Compensation
Compensation of the Board of Directors is established by the Board, upon recommendation of the Compensation Committee. Directors who are employed by us or any of our affiliates are not entitled to additional compensation for board or committee service. The non-employee
directors receive compensation according to the following table:

Annual Compensation: Board, Lead Director and Committee Chairs:	Annual Retainers:
Directors’ Cash Retainer (all members)	$ 94,000
Directors’ Annual Equity Compensation (all members)	95,000
Additional Lead Director Compensation	165,000
Additional Committee Chairperson Compensation:
Audit Committee	$ 20,000
Enterprise Risk Committee	20,000
Compensation Committee	20,000
No separate compensation was paid to a director of the Bank who attends a board meeting that is held jointly with a board meeting of People’s United and who is compensated for that meeting.
As noted above,
non-employee
directors also receive director equity compensation in the form of our common stock under the People’s United Financial, Inc. Directors’ Equity Compensation Plan. Each director who is not an employee is granted an annual award of shares of our common stock based on a target dollar value of $95,000. These grants are made immediately following each annual meeting of shareholders. In 2021, the grants were made following the May meeting of the Board of Directors because the Company did not hold its annual meeting of Shareholders until December in anticipation of the closing of the merger with M&T. A person appointed as a director between annual meetings is eligible for a full or partial grant of an annual award at the time of his or her appointment, in the discretion of the Compensation Committee. No stock options may be granted pursuant to the Directors’ Equity Compensation Plan. A total of 214,452 shares remained available for issuance as stock grants pursuant to this Plan as of March 31, 2022. Information about vesting requirements applicable to shares awarded pursuant to this Plan appear in the text following the table headed “Directors’ Equity Compensation Plan” appearing below.
Non-employee
directors may also receive compensation in the form of stock awards and stock options under the 2014 Long-Term Incentive Plan, as amended and restated in 2017 (hereinafter the “2014 Long-Term Incentive Plan”) and from time to time thereafter. The board of directors does not intend to make recurring grants under this Plan to non-employee
directors, or otherwise to use this Plan as a routine source of equity compensation for directors. No grants were made to directors in 2021 under this Plan.
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
Director Compensation Table
The following table sets forth information relating to the compensation of our directors during 2021. Amounts shown in the table include compensation paid to the named individuals as directors of the Bank.
Director Compensation
(1)

	Fees Earned or Paid in Cash ($) (2)	Stock Awards ($) (3)	Total ($)
Collin P. Baron	94,000	95,212	189,212
George P. Carter	259,000	95,212	354,212
Jane Chwick	94,000	95,212	189,212
William F. Cruger, Jr.	114,000	95,212	209,212
John K. Dwight	114,000	95,212	209,212
Jerry Franklin	94,000	95,212	189,212
Janet M. Hansen	94,000	95,212	189,212
Nancy McAllister	94,000	95,212	189,212
Mark W. Richards	114,000	95,212	209,212

(1)
The columns disclosing option awards,
non-equity
incentive plan compensation, all other compensation and changes in pension value and nonqualified deferred compensation earnings have been omitted from the table because no director earned any compensation during 2021 of a type required to be disclosed in those columns.

(2)	Includes annual cash retainer and Committee chair retainer (if applicable).
(3)	Reflects grant-date value ($19.36 per share) of 4,918 shares awarded on May 18, 2021, pursuant to the Directors’ Equity Compensation Plan, to each director.

Information about shares awarded under equity compensation plans in 2021 or in prior years that had not vested as of December 31, 2021 is as follows (values determined by reference to the $17.82 closing price of our common stock on December 31, 2021):
Directors’ Equity Compensation Plan

	Unvested Shares Outstanding at Dec. 31, 2021
	Number	Aggregate Value
Each non-employee director	4,918	$87,639
Shares of common stock issued under this plan become vested on the earliest to occur of (a) the first anniversary of the grant date, (b) the date of the annual meeting of shareholders in the year following the grant date, (c) the date a director’s board service terminates due to death or disability, or (d) a change in control of People’s United. These shares are not subject to any post-vesting transfer restriction period. As of March 31, 2022, a total of 44,262 shares issued pursuant to the Directors’ Equity Compensation Plan remained unvested.
No stock or stock option grants were made in 2021 to
non-employee
directors under any other equity compensation plan maintained by the Company. No shares awarded to directors under any other equity compensation plan in prior years remain unvested. Prior to 2008, Messrs. Dwight and Richards deferred a portion of their director compensation pursuant to a non-qualified
deferred compensation plan maintained by Chittenden for the benefit of its directors. We assumed responsibility for this plan in 2008. Account balances for Messrs. Dwight and Richards under this plan are deemed invested in shares of our common stock, and future distributions from the plan will be made to Messrs. Dwight and Richards in the form of shares of our common stock rather than in cash. For the period from January 1, 2021 through December 31, 2021, the value of Mr. Dwight’s and Mr. Richards’ accounts under this plan increased by $404,203 and $235,847, respectively. The change in value during the year reflects the effect of scheduled distributions made to Mr. Richards from the plan during 2021, changes in the market price of our stock and the effect of the deemed reinvestment of dividends paid on an equivalent number of shares of our stock.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Security Ownership of Certain Beneficial Owners
The following table sets forth information as of March 2, 2022 with respect to beneficial ownership of our common stock by any person or group as defined in Section 13(d)(3) of the Securities Exchange Act of 1934 who is known by us to be the beneficial owner of more than five percent of the common stock based on 431,316,252 shares of our common stock outstanding as of such date.

Name and Address of Beneficial Owners	Number of Shares; Nature of Beneficial Ownership (1)		Percent of Common Stock Owned (2)
BlackRock, Inc. 55 East 52nd Street New York, NY 10055	36,268,451	(3)	8.4%
State Street Corporation State Street Financial Center One Lincoln Street Boston, MA 02111	49,905,774	(4)	11.6%
The Vanguard Group, Inc. 100 Vanguard Boulevard Malvern, PA 19355	47,460,371	(5)	11.0%

(1)	Based on information in the most recent Schedule 13G/A filed with the SEC pursuant to the Securities Exchange Act of 1934.
(2)	Shares reported as owned as of the date indicated on the Schedule as filed, expressed as a percentage of shares outstanding as of March 2, 2022.
(3)	BlackRock, Inc. reports having sole voting power with respect to 33,767,774 of these shares, and sole dispositive power with respect to all of these shares.
(4)	State Street Corporation reports having shared voting power with respect to 48,531,971 of these shares and shared dispositive power with respect to 49,903,315 of these shares.
(5)
The Vanguard Group, Inc. reports having sole voting power with respect to none of these shares, shared voting power with respect to 513,099 of these shares, sole dispositive power with respect to 46,049,177 of these shares, and shared dispositive power with respect to 1,411,194 of these shares.

We do not know of any other person who is the beneficial owner of more than 5% of our common stock as of the specified date.
Stock Ownership Guidelines for Directors and Executive Officers
Stock Ownership Guidelines
.
We have adopted guidelines for stock ownership by directors in order to encourage members of the Board to increase their ownership of our common stock over time. Under the guidelines, directors with at least five years of board service are expected to own shares of the Company’s common stock with an aggregate value of at least $400,000. The stock ownership of all members of the Board of Directors with at least five years of service was in compliance with applicable guidelines as of December 31, 2021. Ms. Chwick joined the Board in September 2017 and has not yet reached five years of board service.
We have also adopted guidelines for stock ownership by our senior executive officers. The Chief Executive Officer is expected to own shares valued at five times his base salary, while the other senior executive officers are expected to own shares valued at three times base salary. Compliance with these guidelines is expected to be achieved within a five-year phase-in
period from the date of an executive’s promotion or hire. The stock ownership of all senior executive officers with at least five years of service from their promotion or hire was in compliance with applicable guidelines as of December 31, 2021. Messrs. Herron and Roberts were promoted to senior executive officers in May 2018 and have not yet reached five years of service in those positions. Ms. Berner, Mr. Boardman and Mr. Barry joined the Company in September 2018, January 2020, and July 2020 respectively, and have not yet reached five years of service from hire.

Security Ownership of Management
The following table sets forth, as of March 2, 2022, the beneficial ownership of common stock and preferred stock by each director, each named executive officer (as defined below) who is not also a director, and by all directors and executive officers as a group. Except as indicated in the notes following the table, each person has sole voting and investment power with respect to the shares listed as being beneficially owned by such person.

	Common Stock		Series A Preferred Stock
	Amount and Nature of Beneficial Ownership (d)	Percent of Class	Amount and Nature of Beneficial Ownership (e)	Percent of Class
Directors
John P. Barnes	3,966,743	.9%	—	—
Collin P. Baron	262,576	*	—	—
George P. Carter	198,603	*	—	—
Jane Chwick	24,283	*	—	—
William F. Cruger, Jr.	48,529	*	—	—
John K. Dwight (a)	223,668	*	—	—
Jerry Franklin	100,432	*	—	—
Janet M. Hansen	159,990	*	—	—
Nancy McAllister	58,624	*	8,000	*
Mark W. Richards (a)	264,903	*	8,000	*
Kirk W. Walters (b)	1,303,628	*	40,000	*
Named Executive Officers Who Are Not Directors (c)
Lee C. Powlus	1,004,130	*	—	—
R. David Rosato	804,340	*	3,232	*
Jeffrey J. Tengel	572,356	*	—	—
All Directors and Executive Officers as a Group (21 persons)	10,799,647	2.5%	59,232	0.6%

*	Denotes beneficial ownership of less than one-half of one percent of the outstanding shares of common stock or preferred stock.
(a)
Does not include additional shares of common stock owned by a non-qualified
benefit trust for the benefit of Messrs. Dwight (75,250 shares) and Richards (66,356 shares) with respect to which the named directors have neither investment nor voting authority.

(b)	Common stock total includes shares held in entities owned by trusts in which Mr. Walters is a trustee.
(c)
The named executive officers consist of (1) the Chief Executive Officer (Mr. Barnes) and the Chief Financial Officer (Mr. Rosato), and (2) the three most highly compensated executive officers of the Company (Messrs. Powlus, Tengel and Walters) other than the Chief Executive Officer and Chief Financial Officer who were serving as executive officers at December 31, 2021.

(d)
Does not include performance share awards granted in 2021, which are discussed under the Compensation Discussion and Analysis section and as listed in the Executive Compensation Tables. Does include performance shares granted in 2019 that vested on March 1, 2022, as discussed under the Compensation Discussion and Analysis section.

(e)	Applicable percentage ownership of preferred stock is based on 10,000,000 shares of Series A preferred stock outstanding as of March 2, 2022.

Stock ownership totals include shares of common stock that are: subject to forfeiture if certain conditions are not satisfied (Column A); held indirectly through benefit plans (Column B); or subject to acquisition whether upon the exercise of stock options or otherwise within 60 days from March 2, 2022 (Column C), as follows:

	A	B	C
Directors:
John P. Barnes	160,326	10,996	3,008,013
Collin P. Baron	4,918	—	—
George P. Carter	4,918	—	—
Jane Chwick	4,918	—	—
William F. Cruger, Jr.	4,918	—	—
John K. Dwight	4,918	—	—
Jerry Franklin	4,918	—	—
Janet M. Hansen	4,918	—	—
Nancy McAllister	4,918	—	—
Mark W. Richards	4,918	—	—
Kirk W. Walters	28,343	13,209	910,568
Named Executive Officers Who Are Not Directors:
Lee C. Powlus	30,700	7,488	801,352
R. David Rosato	30,449	4,897	624,208
Jeffrey J. Tengel	39,742	3,980	335,776
All Directors and Executive Officers as a Group (21 persons)	550,781	140,088	6,908,391
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
Except as described in the first paragraph of this section, during 2021 we did not engage in any transactions with any person or entity under circumstances where the director, executive officer or family member had a direct or indirect material interest in the transaction.
Item 14. Principal Accountant Fees and Services.
The Audit Committee has appointed the firm of
KPMG LLP (Stamford, CT, Auditor Firm ID: 185), certified
public accountants, as our independent registered public accounting firm for the year ending December 31, 2022. KPMG LLP has served as our independent registered public accounting firm since 2007, and as the independent registered public accounting firm for the Bank since 1986. In taking this action, the Audit Committee reviewed the firm’s professional competence, proposed audit scope and related fees, and the types of non-audit
services rendered by the firm and related fees. Fees billed to us by KPMG LLP (which includes fees billed to our affiliates) for professional services rendered during each of the two most recent fiscal years were as follows:
Audit Fees
Fees for the integrated audit of our annual consolidated financial statements and internal control over financial reporting, reviews of interim consolidated financial statements included in our Form
10-Q
filings, and other audit services totaled $3,850,000 and $3,200,000 for the years ended December 31, 2021 and 2020, respectively. KPMG LLP’s 2020 audit fees included significant work related to our adoption of the Current Expected Credit Losses (CECL) accounting standard and other financial accounting considerations brought about by the
COVID-19
pandemic.
Audit-Related Fees
Fees for assurance and related services reasonably related to the audit or review of our financial statements and those of our subsidiaries (to the extent not classified as “Audit Fees”) in 2021 totaled $490,000. We did not pay any such fees to KPMG LLP in 2020.

Tax Fees
We did not pay any fees for tax compliance, tax advice or tax planning services to KPMG LLP either in 2021 or 2020.
All Other Fees
KPMG LLP did not provide or bill for any products and professional services other than those included in the three categories listed above either in 2021 or 2020.
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
By resolution adopted on February 17, 2022, the Audit Committee has delegated to William F. Cruger, Jr. (Chairman of the Audit Committee and an independent director under applicable listing standards) the authority to pre-approve
the rendering of audit services and permissible
non-audit
services by our independent registered public accounting firm. Mr. Cruger is required to report any exercise of this authority to the full Audit Committee at its next scheduled meeting, and to seek the Audit Committee’s ratification of any action so taken.

Part IV
Item 15. Exhibits and Financial Statement Schedules
Financial statement schedules have been omitted as they are not applicable or the information is included in the consolidated financial statements or notes thereto included in the Form
10-K.
Exhibits
The following Exhibits are filed with this Report or are incorporated by reference.
Exhibit Index

Designation	Description

3.1	Third Amended and Restated Certificate of Incorporation of People’s United Financial, Inc. (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2013)

3.2	Amended Eighth Amended and Restated Bylaws of People’s United Financial, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2018)

3.3	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation of People’s United Financial, Inc. (incorporated by reference to Exhibit 3.1(a) to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2016)

3.4	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation of People’s United Financial, Inc. (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2017)

4	Description of Registrant’s Securities (incorporated by reference to Exhibit 4 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2020)

4.1	Form of Stock Certificate of People’s United Financial, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 13, 2007 (Registration No. 333-138389))

4.2	Indenture, dated as of February 14, 2007, by and between Chittenden Corporation and The Bank of New York Trust Company, N.A. as Trustee (incorporated by reference to Exhibit 4.2 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

4.3	Form of Global Note, registered in the name of Cede & Co. as nominee (February 17, 2007) (incorporated by reference to Exhibit 4.3 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

4.5	Senior Indenture dated as of December 6, 2012 between People’s United Financial, Inc. and The Bank of New York Mellon as Trustee (incorporated by reference to Exhibit 4.5 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013)

4.6	Form of Global Note, registered in the name of Cede & Co. as nominee (December 6, 2012) (incorporated by reference to Exhibit 4.6 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013)

Designation	Description

4.7	Issuing and Paying Agency Agreement dated June 26, 2014 between People’s United Bank as Issuer and Bank of New York Mellon as Agent (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2014)

4.8	Form of Global Subordinated Note, registered in the name of Cede & Co. as nominee (June 26, 2014) (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2014)

10.1*	Form of Change in Control Agreement (Senior Executive Vice Presidents) (incorporated by reference to Exhibit 10.2(c) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

10.2*	People’s United Financial, Inc. Short-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2017)

10.3*	Amended and Restated People’s Bank 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007)

10.4*	People’s United Financial, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010)

10.5*	Form of Stock Option Agreement under 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013)

10.6*	Form of Grant Agreement for Restricted Stock under 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013)

10.7*	People’s United Financial, Inc. Amended and Restated 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2017)

10.7(a)*	Amendment No. 1 to the People’s United Financial, Inc. 2014 Long-Term Incentive Plan, as Amended and Restated, February 16, 2017 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2018)

10.7(b)*	Form of Grant Agreement for Performance Shares under the People’s United Financial, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7(a) to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2017)

10.7(c)*	Form of Grant Agreement for Stock Options under the People’s United Financial, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7(b) to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2017)

10.7(d)*	Form of Grant Agreement for Stock Options under the People’s United Financial, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7(c) to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2017)

10.7(e)*	Form of Grant Agreement for Restricted Stock under the People’s United Financial, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7(d) to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2017)

Designation	Description

10.7(f)*	Form of Grant Agreement for Restricted Stock under the People’s United Financial, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7(e) to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2017)

10.8*	First Amended and Restated People’s United Bank Cap Excess Plan (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.8(a)*	First Amendment to the First Amended and Restated People’s United Bank Cap Excess Plan (incorporated by reference to Exhibit 10.9(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

10.9*	The People’s United Bank Enhanced Senior Pension Plan-First Amendment and Restatement (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.9(a)*	First Amendment to The People’s United Bank Enhanced Senior Pension Plan (incorporated by reference to Exhibit 10.10(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

10.10*	Non-Qualified Pension Trust Agreement, dated as of March 18, 1997, between People’s Bank and Morgan Guaranty Trust Company of New York (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on February 2, 2007 (Registration No. 333-138389))

10.10(a)*	Amendment to People’s Bank Non-Qualified Pension Trust Agreement (incorporated by reference to Exhibit 10.15(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008)

10.10(b)*	Trustee Engagement Agreement (Non-Qualified Pension Plans) dated May 21, 2014 between People’s United Bank and First Bankers Trust Services, Inc. (incorporated by reference to Exhibit 10.11(b) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2015)

10.11*	People’s United Bank, N.A. Nonqualified Savings and Retirement Plan (amended and restated as of January 1, 2016) (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016)

10.12*	People’s Bank Supplemental Savings Plan Non-Qualified Trust Agreement, dated as of July 23, 1998, between People’s Bank and Morgan Guaranty Trust Company of New York (incorporated by reference to Exhibit 10.17 to Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on February 2, 2007 (Registration No. 333-138389))

10.12(a)*	Amendment to People’s Bank Supplemental Savings Plan Non-Qualified Trust Agreement (incorporated by reference to Exhibit 10.17(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008)

10.12(b)*	Trustee Engagement Agreement (Nonqualified Savings and Retirement Plan) dated May 21, 2014 between People’s United Bank and First Bankers Trust Services, Inc. (incorporated by reference to Exhibit 10.13(b) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2015)

10.13*	People’s United Financial, Inc. Third Amended and Restated Directors’ Equity Compensation Plan (incorporated by reference to Exhibit 4.5 to Form S-8 filed with the Securities and Exchange Commission on September 30, 2019)

10.14*	People’s Bank Change-in-Control Employee Severance Plan (incorporated by reference to Exhibit 10.25 to Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 13, 2007 (Registration No. 333-138389))

Designation	Description

10.15*	People’s United Financial, Inc. 2007 Recognition and Retention Plan (amended) (incorporated by reference to Exhibit 10.26 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2008)

10.15(a)*	Form of Grant Agreement for Restricted Stock under 2007 Recognition and Retention Plan (incorporated by reference to Exhibit 10.16(d) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

10.16*	People’s United Financial, Inc. 2007 Stock Option Plan (amended) (incorporated by reference to Exhibit 10.27 to Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2008)

10.16(a)*	Form of Grant Agreement for Stock Options under 2007 Stock Option Plan (incorporated by reference to Exhibit 10.17(d) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

10.17*	Chittenden Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.28 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.17(a)*	Amendment No. 1 to the Chittenden Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.28(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.17(b)*	Amendment No. 2 to the Chittenden Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.18(b) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

10.17(c)*	Amendment No. 3 to the Chittenden Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.18(c) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

10.18*	The Chittenden Corporation Supplemental Executive Savings Plan (incorporated by reference to Exhibit 10.30 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.18(a)*	Amendment No. 1 to the Chittenden Corporation Supplemental Executive Savings Plan (incorporated by reference to Exhibit 10.30(a) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009)

10.18(b)*	Amendment No. 2 to the Chittenden Corporation Supplemental Executive Savings Plan (incorporated by reference to Exhibit 10.19(b) to Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012)

10.19**	Purchase and Assumption Agreement dated as of April 16, 2010 among Federal Deposit Insurance Corporation as Receiver of Butler Bank, Federal Deposit Insurance Corporation, and People’s United Bank (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2010)

21**	Subsidiaries

23**	Consent of KPMG LLP

31.1**	Rule 13a-14(a)/15d-14(a) Certifications

31.2**	Rule 13a-14(a)/15d-14(a) Certifications

31.3	Rule 13a-14(a)/15d-14(a) Certifications

31.4	Rule 13a-14(a)/15d-14(a) Certifications

Designation	Description

32**	Section 1350 Certifications

101.1**	The following financial information from People’s United Financial, Inc.’s Annual Report on Form
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

PEOPLE’S UNITED FINANCIAL, INC.

Date: March 31, 2022	By:	/s/ John P. Barnes
John P. Barnes
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: March 31, 2022	By:	/s/ R. David Rosato
R. David Rosato
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)